Form 10KSB/A
period 1994-12-31
TRANSTECH INDUSTRIES INC
filed 1995-05-05
CIK 87799

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A
(Mark one)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended DECEMBER 31, 1994
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission file number: 0-6512

                        TRANSTECH INDUSTRIES, INC.
              ----------------------------------------------
              (Name of small business issuer in its charter)

                    Delaware                              22-1777533
         -------------------------------             --------------------
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)              Identification No.)

 200 Centennial Avenue, Suite 202, Piscataway, New Jersey      08854
 --------------------------------------------------------   ----------
      (Address of principal executive offices)              (zip code)

Issuer's telephone number, including area code:  (908) 981-0777
                                                 --------------

Securities registered pursuant to Section 12 (b) of the Act:  None
                                                              ----

Securities registered pursuant to Section 12 (g) of the Act:

                          Common Stock, $.50 par value
                          ----------------------------
                                (Title of Class)

  Check whether the issuer (l) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      YES  X    NO
                                                         -----    ----

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  Issuer's revenues for its most recent fiscal year: $18,650,000

  At February 6, 1995 the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $155,000.

  At February 6, 1995 the issuer had outstanding 2,829,090 shares of Common Stock, $.50 par value. In addition, at such date, the registrant held 1,885,750 shares of Common Stock, $.50 par value, in treasury.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                      -----------------------------------

  None.

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                ________________

                                  FORM 10-KSB/A
                      FOR THE YEAR ENDED DECEMBER 31, 1994


     The registrant originally filed the Form 10-KSB for the year ended December 31, 1994 on April 14, 1995. Part I, Item 3 of such filing is hereby amended and restated herein in its entirety. This amendment conforms the description of federal tax liabilities contained in Item 3 to the description set forth in Note 11 to the Company's Annual Report attached to such filing as Exhibit 13.


                                    I N D E X

                                                       Page(s)
                                                       -------
PART I, ITEM 3.  LEGAL PROCEEDINGS                      3 - 8


SIGNATURES                                                  10

Item 3.  LEGAL PROCEEDINGS.

     AS TO THE KIN-BUC LANDFILL

     In 1966, Kin-Buc, Inc. ("Kin-Buc"), a wholly-owned subsidiary of Transtech Industries, Inc. ("Transtech"), leased approximately 19 acres of land in Edison, New Jersey from Inmar Associates, Inc. ("Inmar"), a corporation controlled by Marvin H. Mahan, a former officer, director and principal shareholder of Transtech, and operated a waste disposal facility at that site. In 1969, another wholly-owned subsidiary of Transtech, Filcrest Realty, Inc. ("Filcrest") acquired a number of lots near Kin-Buc's site and several contiguous to it. In 1975, Kin-Buc enlarged its leasehold from 19 to 27 acres and leased 50 contiguous acres from Inmar, all for use as a waste disposal site. In August 1975, Transtech and SCA entered into an agreement pursuant to which a wholly-owned subsidiary of SCA, Chemical Waste Management of New Jersey, Inc. ("CWMNJ"), and a wholly-owned subsidiary of Transtech, Wastequid, Inc. ("Wastequid"), formed a partnership known as Earthline Company ("Earthline"), and this partnership entered into an agreement with Kin-Buc permitting the partnership to dispose of waste at its site. From 1972 through 1976, the Kin-Buc site operated as a state approved facility for the disposal of solid and liquid industrial and municipal waste. In July 1976, it stopped accepting liquid waste. In December 1976, Kin-Buc acquired title to the 27 acres it had been leasing from Inmar. In 1977, Kin-Buc stopped accepting solid waste at the site. Such site is referred to herein as the Kin-Buc Landfill. In February 1979, EPA brought suit in the United States District Court for the District of New Jersey against Transtech, Kin-Buc and Filcrest, certain former officers, directors and shareholders of Transtech, and Inmar in connection with the ownership and operation of the Kin-Buc Landfill. This suit was placed on administrative hold by the Court because Transtech and SCA agreed to undertake the remediation of the site. This suit remains on administrative hold.

     In 1986, Transtech sold the stock of Wastequid to SCA, and, simultaneously therewith, Transtech, Kin-Buc, Filcrest and Inmar (the "Transtech Group") entered into a settlement agreement (the "Settlement Agreement") with SCA, CWMNJ, Wastequid and Earthline (the "SCA Group") regarding the sharing of remediation costs of the Kin-Buc Landfill, pursuant to which the Transtech Group agreed to pay 75% of such costs and the SCA Group the remaining 25%. The parties also agreed to establish and fund a trust for the payment of these costs (see Note 8).

     In June 1990, Transtech, Kin-Buc and Filcrest commenced a suit in the United States District Court for the District of New Jersey entitled TRANSTECH INDUSTRIES, INC. ET AL. V. A&Z SEPTIC CLEAN ET AL. against approximately 450 generators and transporters of waste disposed of at the Kin-Buc Landfill (the "PRPs") for contribution towards the cost of cleanup of the landfill. Stayed for some time pending multiple unsuccessful appeals of the denial of a motion to dismiss brought by a group of PRPs, the suit is now in discovery.

     In 1991, 1992 and 1993, Transtech, Kin-Buc, Filcrest, SCA, CWMNJ and Wastequid (the "Kin-Buc Response Group") presented settlement proposals to approximately 300 PRPs believed to be responsible, individually, for no more than 1%, and in the aggregate, no more than 25% of the non-municipal waste disposed of at the Kin-Buc Landfill (the "De Minimis PRPs"). Approximately 200 De Minimis PRPs accepted settlement, paying an aggregate of approximately $10 million towards the cost of the remediation of the Kin-Buc Landfill. Fifty De Minimis PRPs, believed to be responsible, in the aggregate, for approximately 15% of the non-municipal waste disposed of at the Kin-Buc Landfill, remain in the litigation, along with 24 non-De Minimis, or major PRPs, believed to be responsible, in the aggregate, for approximately 77% of such waste.

     In December 1992, substantially all of the PRPs filed three pleadings in the case, two of which are against Transtech or its subsidiaries. The first such pleading is a counterclaim against Transtech, Kin-Buc and Filcrest and a third-party complaint against other owners or alleged operators of the Kin-Buc Landfill (including the SCA Group, Inmar, Marvin H. Mahan, another former officer and director of Transtech and a former principal of SCA.) The second pleading is a third-party complaint against six parties, not named by Transtech in its complaint, which also allegedly arranged for the disposal of or transported hazardous wastes to the Kin-Buc Landfill. Discovery in respect of the issues raised in these pleadings is being conducted together with those raised in the case in chief.

     The third pleading is a counterclaim against Transtech and a third-party complaint against parties to transactions with Transtech which are alleged to have been fraudulent conveyances. The claimants seek to have the consideration paid in these transactions returned and placed in the hands of a receiver. The transactions identified are the 1988 payment of fees to a consultant and relative of a former director of the Company for his services in connection with the sale of the assets of Allentown Cement Co., Inc.; the 1988 purchase of clay from Inmar; the 1988 settlement with Tang Realty, Inc. ("Tang"), a corporation controlled by Marvin H. Mahan, for the remediation of its Piscataway, New Jersey property; a 1989 bonus to a former officer and director of Transtech; and the 1989 redemption of Transtech stock from certain shareholders. Transtech has denied these allegations and has been defending certain former officers and directors and redeemed shareholders with respect to some of the issues raised in this pleading. Discovery is being conducted separately on these issues.

     During August 1993, the Company served a demand for arbitration (the "Transtech Arbitration") on WMX Technologies, Inc. ("WMX") (formerly named Waste Management, Inc.) and the SCA Group. The Company is seeking reformation or rescission of the Settlement Agreement, including the apportionment of Kin-Buc Landfill remediation costs, and reimbursement of overpayments made in accordance therewith. WMX brought an action in the Supreme Court for the State of New York in September 1993 seeking to enjoin the Transtech Arbitration. The Transtech Arbitration has been stayed pending a decision by the Court. In February 1995, the Court assigned WMX's and the SCA Group's motion to permanently enjoin the Transtech Arbitration to a special referee to report and recommend with regard to the claim that the Transtech Arbitration should be enjoined permanently on the grounds that the statute of limitations has run. The hearing before the referee has not yet been scheduled. In March 1995, the SCA Group filed a demand for arbitration (the "SCA Arbitration") seeking reimbursement from the Company of $10.7 million, which equals 75% of the $14.3 million of remediation expenses purportedly funded by WMX through December 31, 1994. The Company brought an action in the Supreme Court for the State of New York in March 1995 seeking to stay the SCA Arbitration pending a decision on WMX's and the SCA Group's motion to enjoin the Transtech Arbitration. On April 12, 1995, the court heard the Company's motion to stay the SCA Arbitration and instructed the parties to draft an order permitting the SCA Arbitration to commence, with the consent of the arbitrator, who would make limited factual determinations regarding the amount of funds expended on the remediation and the reasonableness of such expenditures, subject to and without prejudice to the Company's rights to seek reformation or rescission of the Settlement Agreement.

     In April 1991, Inmar demanded that, in accordance with certain provisions of the lease from Inmar to Kin-Buc of 50 acres upon which a portion of the Kin-Buc Landfill is located, Transtech indemnify Inmar and Marvin H. Mahan against liability for remediation of such property and pay Inmar $6.6 million in damages for loss of value of its adjoining property. These demands are the subject of negotiations with Inmar discussed below.

AS TO THE CARLSTADT SITE

     Transtech is one of 43 respondents to a September 1990 Administrative Order of the EPA concerning the implementation of interim environmental remediation measures at a site in Carlstadt, New Jersey owned by Inmar and operated by Transtech as a solvents recovery plant for approximately five years ending in 1970. During 1990 and 1991 Transtech contributed $750,000 in the aggregate towards the cost of such interim remedy.

     In 1988, Transtech, Inmar and Marvin H. Mahan were sued in a civil action in the United States District Court for the District of New Jersey entitled AT&T TECHNOLOGIES, INC. ET AL. V. TRANSTECH INDUSTRIES, INC. ET AL. V. ALLSTATE INSURANCE COMPANY ET AL. (the "AT&T Suit") by a group of generators of waste (the "AT&T Group") alleging, among other things, that the primary responsibility for the clean-up and remediation of the Carlstadt site rests with Transtech, Inmar and Marvin H. Mahan.

     Thereafter, Transtech, Inmar and Marvin H. Mahan brought an action for a declaratory judgment against insurance companies which issued policies of primary and excess comprehensive general liability insurance ("CGL Insurance") to them and to another operator of the site now in dissolution, and against approximately 240 generators of waste handled at the site who are also potentially responsible for its remediation. Extensive discovery was conducted as to both the case in chief and the declaratory judgment action, and, during the pendency of a motion for summary judgment brought by the plaintiffs, the District Court ordered that the parties attempt to mediate their claims. Settlement negotiations continued throughout, and Transtech, Inmar and Mr. Mahan settled with one of the two insurers which provided primary CGL Insurance to the other operator, and with the four insurers which provided primary CGL Insurance to them over a 20-year period from November 1967 through September 1987. The settlements resulted in payments to Transtech and Inmar of $4.075 million. Transtech and Inmar, their respective subsidiaries and affiliates and Mr. Mahan agreed to terminate all their rights under the CGL Insurance provided by these four insurers over that 20-year period. Transtech, Inmar and Mr. Mahan have been negotiating a settlement with the plaintiffs and the third-party defendants pursuant to which Transtech, Inmar and Mr. Mahan would pay over to these parties a total of $4.22 million, consisting of the $4.075 million in payments from the insurers, $72,500 from Transtech and $72,500 from Inmar and Mr. Mahan, in exchange for a complete release from these parties of all liability to them arising from or in any way connected with the contamination of the Carlstadt site and its environs.

     In December 1989, Inmar and Transtech agreed to share equally certain costs in connection with the AT&T Suit. As of December 31, 1992, Transtech paid $514,000 towards such costs. Inmar has disputed which expenses are to be shared. Further, in April 1991, Marvin H. Mahan made a demand upon Transtech for reimbursement of approximately $300,000 in costs which he incurred in connection with the AT&T Suit. The dispute concerning the shared expenses and Mr. Mahan's demand for reimbursement are subjects of the negotiations with Inmar discussed below.

     In a related matter, in October 1989, Transtech, along with members of the AT&T Group, was named as a defendant in a suit by owners and operators of sites near the Carlstadt site claiming that Transtech should share in the cost of remediation of a nearby creek. Transtech has entered into a cooperative agreement with the parties to this suit to dismiss the action while attempting to negotiate a resolution of the claim.

AS TO THE TANG SITE

     Pursuant to a December 1988 agreement with Tang, in 1988, 1989 and 1990 Transtech spent approximately $4.3 million for the remediation of a Piscataway, New Jersey site owned by Tang and operated by Transtech for a limited period of time. In October 1990, Transtech determined that it would no longer continue to contribute to the remediation of that site. The EPA has now undertaken remediation at the site and has requested information from approximately 100 potentially responsible parties concerning their involvement with the Tang site. Transtech has had no direct involvement with the EPA since October 1990 and has not been the recipient of an EPA request for information.

     In connection with its determination not to continue to contribute to the remediation of the Tang site, in March 1991 Transtech made a demand upon Tang for reimbursement of the amounts it had expended in connection with such remediation. In April 1991, Tang rejected the demand for reimbursement and demanded Transtech resume the remediation. These demands are the subject of negotiations with Tang discussed below.


AS TO NEGOTIATIONS WITH MAHAN INTERESTS

     Transtech has been negotiating with Inmar, Tang and Marvin H. Mahan (collectively, the "Mahan Interests") toward a settlement of disputes with Transtech, including those involving the indemnity against liability for remediation of the Kin-Buc Landfill and the demand for damages for loss of value of property adjoining the Kin-Buc Landfill, the sharing of expenses of the AT&T Suit, and the reimbursement of remediation costs at the Tang site. Such negotiations are continuing.

AS TO SALE OF A SUBSIDIARY

     In June 1992, Transtech was sued in the United States District Court for the Eastern District of Pennsylvania by Eastern Industrial Corporation ("Eastern") and John Moore, a former officer of Transtech. The plaintiffs sought an order declaring Transtech in breach of an indemnity provision of a Stock Purchase Agreement which effected a sale by Transtech to Moore in 1986 of all of the stock of Eastern, then a wholly-owned subsidiary of Transtech, and demanding indemnification from Transtech against certain environmental liabilities allegedly arising from operations of Eastern prior to the sale to Moore.

     During December 1993, a settlement was reached which provided the plaintiffs with a nominal cash payment from the Company and the ability to recover from the Company up to $300,000 for reimbursement of certain expenditures if after two years the plaintiffs are unsuccessful in their efforts to obtain coverage for certain liabilities from the Company's and the plaintiffs' insurance carriers.

AS TO FEDERAL TAX LIABILITIES

     In 1991, the Internal Revenue Service (the "Service") asserted numerous and, in some cases, significant adjustments in connection with its audit of the Company's federal income tax returns for the years 1982 through 1988. In 1993, the Service issued a deficiency notice against the Company, asserting a deficiency for federal income taxes of approximately $13.5 million, penalties of $2.5 million and significant interest. The Company filed a petition with the tax court contesting many of the proposed adjustments in the deficiency notice. A proposal is being negotiated under which the Service and the Company would agree to settle certain proposed adjustments, thereby narrowing the issues to be contested in court. The proposed adjustments covered by the settlement represent approximately $6.5 million of the $13.5 million of tax liability asserted in the deficiency notice and relate principally to those issues on which the Service would likely prevail in court. The accelerated recognition of certain of the Company's deferred tax assets will reduce the Company's estimated current liability related to the settled adjustments to approximately $1,382,000 ($185,000 of taxes and $1,187,000 of interest as of December 31, 1994). Estimated state income taxes associated with the proposed settlement approximate $868,000 ($364,000 of tax and $522,000 of interest as of December 31, 1994).
These estimates exclude punitive interest charges and penalties that may be assessed by the jurisdictions involved. The Company's accrual at December 31, 1994 totals $2,258,000 reflecting the amount that would be payable to the Service and state authorities under the proposed settlement. The use of the Company's net operating loss and tax credit carry-forwards to offset adjustments which result from the proposed settlement will result in increased tax liabilities when the Company recognizes approximately $15.8 million of taxable income related to the reversal of deferred tax liabilities generated by the Company's investment in computer leases. Such income will be recognized during 1995, 1996 and for seven months of 1997. The Company is currently examining the ramifications of the proposed settlement on the Company's resources and future tax obligations.

GENERAL

     In the ordinary course of conducting its business, the Company becomes involved in certain lawsuits and administrative proceedings (other than those described herein), some of which may result in fines, penalties or judgments being assessed against the Company. The management of the Company is of the opinion that these proceedings, if determined adversely individually or in the aggregate, are not material to its business or consolidated financial position.

     The uncertainty of the outcome of the aforementioned tax audit and environmental litigation and the impact of future events or changes in environmental laws or regulations, which cannot be predicted at this time, could result in increased remediation and closure costs, and increased tax and other potential liabilities. The Company may ultimately incur costs and liabilities in excess of its available financial resources.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                          TRANSTECH INDUSTRIES, INC.
                                          (Registrant)


     May 5, 1995                          By: /s/ Andrew J. Mayer, Jr.
                                              -----------------------------
                                              Andrew J. Mayer, Jr.
                                              Vice President-Finance, Chief
                                              Financial Officer, Secretary
                                              and Director