Form 10QSB
period 1995-03-31
TRANSTECH INDUSTRIES INC
filed 1995-05-12
CIK 87799

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 __________

                                FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended MARCH 31, 1995

                              or

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________  to  ________

Commission File No. 0-6512
                    ------

                          TRANSTECH INDUSTRIES, INC.
- -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                             22-1777533
- -------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

              200 Centennial Avenue, Piscataway, New Jersey  08854
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (908) 981-0777
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No __

                       APPLICABLE ONLY TO ISSUERS INVOLVED
            IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes__ No__

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,829,090 shares of common stock, $.50 par value, outstanding as of April 27, 1995. In addition, at such date, the issuer held 1,885,750 shares of common stock, $.50 par value, in treasury.

Transitional Small Business Disclosure Format (Check One): Yes__ No _X_

                                                      Page 1 of 46 pages
                                                      Exhibit index on page 26

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                ________________

                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995


                                    I N D E X


                                                                       Page(s)
                                                                       -------
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements:

    Consolidated Balance Sheets as of March 31, 1995
      and December 31, 1994                                               3-4

    Consolidated Statements of Operations for the
      Three Months Ended March 31, 1995 and 1994                          5-6

    Consolidated Statements of Cash Flows for the
      Three Months Ended March 31, 1995 and 1994                          7-8

    Notes to Consolidated Financial Statements                            9-15

  Item 2. Management's Discussion and Analysis
    of Financial Condition and Results
    of Operations                                                        16-22


PART II - OTHER INFORMATION

  Item 1. Legal Proceedings                                                 23

  Item 6. Exhibits and Reports on Form 8-K                                  24


SIGNATURES                                                                  25

EXHIBIT INDEX                                                            26-27

EXHIBITS                                                                 28-46

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                ________________

                           CONSOLIDATED BALANCE SHEETS
                                   (In $000's)
                                   (Unaudited)

                                     ASSETS

                                              March 31,     December 31,
                                                1995            1994
                                              ---------     -----------
CURRENT ASSETS
  Cash and cash equivalents                   $   760         $   880
  Marketable securities                         2,302           2,465
  Accounts and notes receivable
    (net of allowance for doubtful
    accounts of $28 and $23)                    2,729           2,461
  Inventories                                   5,055           4,780
  Deferred income taxes                         1,065           1,065
  Prepaid expenses and other                      590             529
                                              -------         -------
     Total current assets                      12,501          12,180
                                              -------         -------

PROPERTY, PLANT AND EQUIPMENT
  Land                                          1,107           1,107
  Buildings and improvements                    2,454           2,442
  Machinery and equipment                      10,723          10,661
                                              -------         -------
                                               14,284          14,210
  Less: accumulated depreciation                6,481           6,245
                                              -------         -------

  Net property, plant and equipment             7,803           7,965
                                              -------         -------

OTHER ASSETS
  Notes receivable                                926             968
  Investment in leveraged lease                   596             885
  Real estate held for sale                     2,045           2,046
  Cost in excess of net assets
    acquired (net of accumulated
    amortization of $946 and $875)              9,966          10,088
  Debt issue costs (net of
    accumulated amortization of
    $427 and $396)                                914             937
  Covenants-not-to compete (net
    of accumulated amortization of
    $140 and $130)                                 60              70
  Clay deposits                                 1,077           1,077
  Other                                           189             138
                                              -------         -------

       Total other assets                      15,773          16,209
                                              -------         -------

TOTAL ASSETS                                  $36,077         $36,354
                                              -------         -------
                                              -------         -------

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                ________________

                       CONSOLIDATED BALANCE SHEETS, CONT'D
                                   (In $000's)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                             March 31,      December 31,
                                               1995             1994
                                             ---------      ------------
CURRENT LIABILITIES
  Current portion of long-term debt          $  4,175        $  3,700
  Accounts payable                              1,424           1,453
  Accrued salaries and wages                      488             638
  Accrued income taxes                          2,584           2,318
  Accrued miscellaneous expenses                  864             916
                                             --------        --------

        Total current liabilities               9,535           9,025
                                             --------        --------

OTHER LIABILITIES
  Long-term debt                                9,281           9,327
  Accrued remediation and closure
    costs                                      14,347          14,355
  Long-term pension and retiree
    health care benefit liability               3,271           3,222
  Deferred income taxes                         1,309           1,468
                                             --------        --------

        Total other liabilities                28,208          28,372
                                             --------        --------

MINORITY INTEREST IN CONSOLIDATED
  SUBSIDIARY                                      600             609
                                             --------        --------

STOCKHOLDERS' EQUITY
  Common stock, $.50 par value,
    10,000,000 shares authorized:
    4,714,840 shares issued                     2,357           2,357
  Additional paid-in capital                    1,516           1,516
  Retained earnings                             4,799           5,420
  Minimum pension liability
    adjustment                                   (132)           (132)
  Net unrealized gains on marketable
    securities                                    208             201
                                             --------        --------
        Subtotal                                8,748           9,362
  Treasury stock, at cost -
    1,885,750 shares                          (11,014)        (11,014)
                                             --------        --------

        Total stockholders' equity             (2,266)         (1,652)
                                             --------        --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                       $ 36,077        $ 36,354
                                             --------        --------
                                             --------        --------

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                ________________

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In $000's, except per share data)
                                   (Unaudited)


                                              For the Three Months Ended
                                                        March 31,
                                                  1995           1994
                                               ----------     ---------
REVENUES                                         $4,755         $4,328
                                               ----------     ---------
COST OF OPERATIONS
  Direct operating costs                          2,865          2,555
  Selling, general and
    administrative expenses                       1,894          1,782
                                               ----------     ---------

    Total                                         4,759          4,337
                                               ----------     ---------
INCOME (LOSS) FROM OPERATIONS                        (4)            (9)

OTHER INCOME (EXPENSE)
  Investment income (loss)                           60             80
  Interest expense                                 (530)          (462)
  Writedown of investment in
    leveraged lease                                (211)            -
  Misc. income (expense)                             73          1,302
                                               ----------     ---------

    Total other income (expense)                   (608)           920
                                               ----------     ---------

INCOME (LOSS) BEFORE INCOME TAXES
  (CREDIT), EXTRAORDINARY ITEM,
  AND MINORITY INTEREST                            (612)           911

INCOME TAXES (CREDIT)                                18            (70)
                                               ----------     ---------
INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM, AND MINORITY INTEREST                      (630)           981

EXTRAORDINARY GAIN ON ELIMINATION
  OF DEBT, NET OF INCOME TAXES                       -              89

MINORITY INTEREST IN (EARNINGS)
  LOSS OF CONSOLIDATED SUBSIDIARY                     9           (267)
                                               ----------     ---------

NET INCOME (LOSS)                                $ (621)        $  803
                                               ----------     ---------
                                               ----------     ---------

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                ________________

                  CONSOLIDATED STATEMENTS OF OPERATIONS, CONT'D
                       (In $000's, except per share data)
                                   (Unaudited)

                                              For the Three Months Ended
                                                        March 31,
                                                  1995           1994
                                               ----------     ---------
INCOME (LOSS) PER COMMON SHARE:

Before extraordinary item                         $(.22)          $.25

Extraordinary item                                   -             .03
                                                  -------        ------

NET INCOME (LOSS)                                  $(.22)         $.28
                                                  -------        ------
                                                  -------        ------
NUMBER OF SHARES USED IN
  CALCULATION                                  2,829,090      2,829,090


                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                ________________

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In $000's)
                                   (Unaudited)


                                              For the Three Months Ended
                                                        March 31,
                                                  1995           1994
                                               ----------     ---------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                  $ 4,490        $ 4,135
  Cash paid to suppliers and employees           (4,860)        (4,017)
  Interest and dividends received                    55             59
  Interest paid                                    (425)          (414)
  Other income received                              72             46
                                                -------        -------
    Net cash provided by (used in)
    operating activities                           (668)          (191)
                                                -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale and maturity
    of marketable securities                        772            480
  Purchase of marketable securities                (599)            -
  Purchase of property, plant and
    equipment                                       (85)          (105)
  Proceeds from sale of property,
    plant and equipment                               1              1
  Collections of notes receivable                    39             66
  Rent sharing payments from
    computer leases                                  77             -
  Purchase of intangible assets                      (8)            -
  (Increase) decrease in other assets               (50)            (9)
                                                -------        -------
    Net cash provided by (used in)
      investing activities                          147            433
                                                -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt             (118)          (356)
  Proceeds from issuance of long-term
    debt                                            527             54
  Payment of remediation and closure
    costs                                            (8)           (11)
                                                -------        -------
    Net cash provided by (used in)
      financing activities                          401           (313)
                                                -------        -------


NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                      (120)           (71)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF THE YEAR                                       880          1,625
                                                -------        -------
CASH AND CASH EQUIVALENTS AT END
  OF THE QUARTER                                $   760        $ 1,554
                                                -------        -------
                                                -------        -------

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                ________________

                  CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D
                                   (In $000's)
                                   (Unaudited)

                                             For the Three Months Ended
                                                       March 31,
                                                  1995           1994
                                               ----------     ---------
RECONCILIATION OF NET INCOME (LOSS)
 TO NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:

  NET INCOME (LOSS)                               $(621)       $   803

  ADJUSTMENTS TO RECONCILE NET INCOME
   (LOSS) TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES:
    Extraordinary gain on elimination
      of debt                                        -             (89)
    Depreciation and amortization                   428            371
    Unrealized (gain) loss on marketable
      securities                                     -              (8)
    (Gain) loss on sale of property,
      plant and equipment                            (1)             3
    Writedown of investment in
      leveraged lease                               211             -
    Increase (decrease) in deferred
      income taxes                                 (162)           (70)
    Increase (decrease) in minority
      interest in consolidated subsidiary            (9)           267

  (Increase) decrease in assets:
      Accounts and notes receivable,
        trade-net                                  (265)          (202)
      Inventories                                  (275)          (229)
      Prepaid expenses and other                   (147)            66
   Increase (decrease) in liabilities:
      Accounts payable and accrued
        expenses                                    (98)           125
      Accrued taxes                                 267             25
      Accrued retiree health care
        benefit liability                             4         (1,253)
                                                 ------        -------
 NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                          $(668)        $  (191)
                                                 ------        -------
                                                 ------        -------

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                ________________

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1995
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

   The accompanying financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of this Form 10-QSB may wish to refer to the Company's Form 10-KSB for the year ended December 31, 1994 for further information.

   The financial information has been prepared in accordance with the Company's customary accounting practices except for certain reclassifications to the 1994 financial statements in order to conform to the presentation followed in preparing the 1995 financial statements. Quarterly financial information has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature except as disclosed herein.

NOTE 2 - MARKETABLE SECURITIES

   Effective January 1, 1994, the Company adopted FASB Statement No. 115 ("Accounting for Certain Investments in Debt and Equity Securities"). In accordance with the statement, the Company classifies all debt securities purchased with remaining maturities of less than one year as securities held to maturity which are carried at amortized cost. All other debt and equity securities are classified as securities available for sale which are carried at fair value as determined by quoted market prices. The aggregate excess of fair value over cost of such securities as of March 31, 1995, of $208,000, net of deferred income taxes of $107,000 is included as a separate component of stockholders' equity.

NOTE 3 - INVENTORIES

   Inventories are valued at the lower of cost (first-in, first-out method) or market. Market for raw materials and purchased products included in finished goods is based on replacement cost. Market for work-in-process and manufactured products included in finished goods is based on net realizable value. Appropriate consideration is given to deterioration, obsolescence, excess quantities and other factors in evaluating market value.

   Finished goods inventory includes purchased and manufactured products which may be used in valve assemblies or sold as replacement parts. At March 31, 1995, inventories consisted of the following (in $000):

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                ________________

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONT'D

             Raw materials                   $  556
             Work-in-process                    845
             Finished goods                   3,654
                                             ------
                                             $5,055
                                             ------
                                             ------


   See Note 4 regarding the pledge of Hunt Valve Company, Inc.'s inventories as security for its financing.

NOTE 4 - LONG-TERM DEBT

   At March 31, 1995, long-term debt consisted of the following (in $000's):

     Hunt Valve Company, Inc. ("Hunt"):
       Revolving credit facility (a)          $ 1,975
        13% Senior secured notes (b)           10,629
        Secured note                              109
         Principal and interest at prime
          plus 2% due monthly through
          November 1996; secured by certain
          equipment
        Other secured notes                        60
          Principal and interest due
          monthly through May 1998;
          secured by certain equipment
        Junior subordinated notes (c)             250
          Principal and interest at prime
          plus 2-1/2% due monthly through
          September 1996
     Parent and all other subsidiaries:
        10.5% and 11% mortgages payable due in    419
         monthly and semi-annual installments
         through July 1996 and April 2000;
         secured by land and buildings
        Other                                      14
                                              -------
      Total long-term debt                     13,456
      Less: current portion                    (4,175)
                                              -------
                                              $ 9,281
                                              -------
                                              -------


   (a) Hunt has a $3 million revolving credit facility with a financial institution. The facility's initial maturity date of September 27, 1994 has been extended to June 27, 1995. The Company and the lender are negotiating an extension of the facility, however, the financial institution has yet to consent to any further extension. The impact that the Company's outstanding issues with the Internal Revenue Service (See the discussion of Taxes contained in Management's Discussion and Analysis of Financial Condition and Results of Operation of this Form 10-QSB) will have on discussions with the financial institutions or alternative financing sources is

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                ________________

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONT'D

                undeterminable. If Hunt is unsuccessful in extending or replacing the current revolving credit facility, Hunt would be unable to fund its operations and fund the mandatory principal prepayment on its senior secured note now due on July 1, 1995.

                Borrowings under the revolving credit facility bear interest at that institution's prime rate plus 2%. Amounts borrowed are limited to a percentage of eligible accounts receivable, raw materials and finished goods inventories. The amount borrowed against inventories may not exceed $1.5 million. Borrowings under this facility are secured by Hunt's accounts receivable, intangibles and inventory, and certain other assets.

                The terms of the agreement require that Hunt maintain minimum levels of net worth and earnings, and certain interest and debt coverage and debt-to-equity ratios. The agreement also limits the amount of capital expenditures, officers' compensation and payments to affiliates, and prohibits the payment of dividends on common stock. Additionally, the agreement requires certain prepayment penalties in the event that Hunt terminates the agreement prior to maturity.

   (b) The senior secured notes are collateralized by a mortgage on Hunt's real estate, a first lien on Hunt's machinery and equipment, a pledge of Hunt's common stock, and a second lien on Hunt's accounts receivable, intangibles and inventory. The senior secured notes require annual mandatory prepayments. The senior secured lenders have agreed to defer the $1,000,000 prepayment initially due September 30, 1994 to July 1, 1995.

                The senior secured notes contain provisions which require Hunt to maintain certain minimum current, debt-to-equity and fixed charges coverage ratios, and specified levels of net worth, and also limit capital expenditures and payments to affiliates, and prohibit the payment of dividends on common stock.

                The senior secured notes also contain restrictions regarding the payments of interest and principal on a $500,000 subordinated note issued by Hunt to the Company in March 1993. The subordinated note bears interest at prime plus 1% and pays interest through an increase in the principal of the subordinated note through December 31, 1995. Cash payments of interest and principal begin in 1996 if certain financial performance is achieved by Hunt.

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                ________________

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONT'D

                The senior secured notes were issued with detachable stock purchase warrants. A portion of the proceeds from issuance of the senior secured notes has been allocated to the common stock purchase warrants resulting in a reduction in the recorded principal amount of the senior secured notes which is being amortized as interest expense over the life of the notes at an effective interest rate of 14.32%. Unamortized discount on the senior secured notes at March 31, 1995 was $436,000.

                The senior secured notes also grant the lenders the right to accelerate payment of the notes subsequent to July 3, 1995 if the lenders are not provided an unencumbered first lien on certain of Hunt's intangible assets. The accelerated payment paid to the lenders pursuant to this provision may be subject to a premium, dependent upon the market interest rate, as defined in the agreement, in effect at that time. If the lenders exercise their right to accelerate payment, they would then forfeit their respective common stock purchase warrants and any shares of Hunt's common stock received as a result of the exercise of such warrants.

                Pursuant to a Rights Agreement between the senior secured lenders who are also warrant holders, Hunt and HVHC, Inc., Hunt can also be required to repurchase the warrants from the holders at a market price as specified in the agreement, in the event, (i) the warrant holders are not provided a first lien on certain assets, and (ii) Hunt fails to meet certain levels of earnings.

  (c) Hunt's junior subordinated notes were issued in September 1991 to its former owners. During September 1993, Hunt suspended all payments of scheduled interest and principal payable under the terms of the junior subordinated notes pending the resolution of the default conditions discussed in Notes 5(a) and 5(b) above. The negotiations with the note holders resulted in the forgiveness of unpaid interest accrued on the junior subordinated notes through February 28, 1994, and a $58,000 reduction in the aggregate principal of the junior subordinated notes. In exchange, the Company agreed to release certain pending claims against the former owners and certain indemnification rights granted by the former owners at the time the Company acquired Hunt. The junior subordinated notes are to be repaid through monthly principal installments of $8,323 with interest.

NOTE 5 - REMEDIATION AND CLOSURE COSTS

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                ________________

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONT'D

   The Company and certain subsidiaries were previously active in the resource recovery and waste management industries. These activities included the operation of three landfills and a solvents recovery facility. Although the sites are now closed, the Company continues to own and/or remediate them and has both incurred and accrued for the substantial costs associated therewith.

   The Company's accruals for closure and remediation activities equal the present value of its allocable share of the estimated future costs related to a site less funds held in trust for such purposes. Such estimates require a number of assumptions, and therefore may differ from the ultimate outcome. The costs of litigation associated with a site are expensed as incurred.

   As of March 31, 1995, the Company has accrued $23.5 million for its estimated share of remediation and closure costs in regard to the Company's former landfills and waste handling operations, $9.2 million of which is held in trusts and maintained by Trustees for financing of the Kinsley Landfill closure plan.

   The most significant portion of this accrual relates to remediation efforts at the Kin-Buc Landfill. The Company and other respondents have been remediating the Kin-Buc Landfill under an Amended Unilateral Administrative Order issued by the United States Environmental Protection Agency ("EPA") in September 1990. In November 1992, EPA issued an Administrative Order for the remediation of certain areas neighboring the Kin-Buc Landfill. (For a discussion of this matter, see Remediation and Closure Costs contained in Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-QSB).

   As of March 31, 1995 the Company had accrued approximately $1.5 million for its portion of the estimated remediation costs of a site in Carlstadt, New Jersey. The Company was previously named, along with a group of waste generators, to an order issued by the EPA which required remediation of the site. In May 1995, the Company entered into a tentative agreement with substantially all of the waste generators who have been remediating the site to settle litigation brought by them to allocate a portion of the cost of such remediation to the Company and others. This agreement would substantially relieve the Company from future obligations for the site (See Part II, Item 1 of this Form 10-QSB for a further discussion of this matter). The Company will reverse substantially all of the accrual when and if the agreement is approved by the court and becomes final.

   The impact of future events or changes in environmental laws and regulations, which cannot be predicted at this time, could result in material increases in remediation and closure costs related to the Company's past waste handling activities, possibly in excess of

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                ________________

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONT'D

the Company's available financial resources.

NOTE 6 - LONG-TERM PENSION AND RETIREE HEALTH CARE BENEFIT
         LIABILITY

   In addition to a defined benefit pension plan for eligible union employees, Hunt maintains an employee benefit program which provides health care benefits to substantially all employees, eligible union retirees and their eligible dependents. The retiree health care benefit obligation is unfunded.

   Effective January 1, 1993, the Company adopted FASB Statement No. 106 ("Employers' Accounting for Post-retirement Benefits Other Than Pensions") which requires employers to recognize the costs and obligations of post-retirement benefits other than pensions over the period ending with the date an employee is fully eligible to receive benefits. Under FASB Statement No. 106, an employer's post-retirement benefit obligation and costs are primarily measured by discounting the projected future costs of health benefits based on an estimate of health care cost trend rates.

   The components of the net retiree health care benefit cost for the three months ended March 31, 1995 and 1994 were as follows:

                                            1995           1994
                                            ----           ----
 Service cost                             $16,000        $11,000
 Interest cost on accumulated
   retiree health care benefit
   obligation                              58,000         56,000
                                          -------        -------
 Net provision for retiree health care
   benefit cost                            74,000         67,000
 Amortization of adjustment to
   purchase price                          21,000         21,000
                                          -------        -------
 Total associated expense                 $95,000        $88,000
                                          -------        -------
                                          -------        -------


   The pension and retiree health care benefit liability consisted of the following as of March 31, 1995 and December 31, 1994:

                                            1995           1994
                                            ----           ----
      Accrued pension costs            $  523,000     $  519,000
        Less current portion             (110,000)      (106,000)
      Accrued retiree health care
        obligations                     2,957,000      2,908,000
        Less current portion             (100,000)       (99,000)
                                       ----------     ----------
                                       $3,270,000     $3,222,000
                                       ----------     ----------
                                       ----------     ----------


   On adoption as of January 1, 1993, future health care benefit

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                ________________

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONT'D


costs were estimated assuming retiree health care costs would initially increase at a 14% annual rate, decreasing ratably over nine years to a 7% annual rate thereafter. As of January 1, 1994, future health care benefit costs were estimated assuming retiree health care costs would initially increase at a 12% annual rate, decreasing ratably over nine years to a 5% annual rate thereafter. As a result of these actuarial changes, the Company's accumulated post-retirement obligation was reduced by approximately $1,427,000. The Company elected to recognize the gain currently, and reported $1,300,000 of such gain as miscellaneous income for the quarter ended March 31, 1994. The weighted average discount rate used to estimate the accumulated retiree health care benefit obligation was 8.0%.

NOTE 7 - LEGAL PROCEEDINGS

   See Item 1 of Part II of this Form 10-QSB for a discussion of legal matters.

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                ________________

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of operations for the three months ended March 31, 1995 compared to the three months ended March 31, 1994
_______________________________________________________________________________

   Consolidated revenues by business segment for the three months ended March 31, 1995 and 1994 were as follows (in $000):

                                     1995           1994
                                     ----           ----
     Valve Manufacturing           $4,383         $3,983
     Alkali Products                  256            182
     Other                            116            163
                                   ------         ------
     Total                         $4,755         $4,328
                                   ------         ------
                                   ------         ------

   Consolidated revenues increased 10%, or $427,000 for the three months ended March 31, 1995, compared to the same period of 1994.

   Revenues from the Company's Hunt Valve Company, Inc. subsidiary ("Hunt") represented 92% of consolidated revenue for both periods. Hunt experienced a $400,000, or 10% increase in year-to-date revenues when compared to 1994. Revenues from commercial valves and hydraulic systems produced and serviced by the Hunt Valve division increased by 19%, or $414,000. Revenues from products with military-related applications manufactured by Hunt's Waeco and Union Flonetics divisions decreased 1%, or $19,000.

   During October 1994, Hunt consummated the purchase of certain tangible and intangible assets and contract rights from P.J Valves, Inc. The transaction provides Hunt with additional product lines, primarily a line of ball valves designed for military-related applications. The revenue figures presented above include sales of approximately $622,000 related to the acquired product lines during the first quarter of 1995.

   Sales of alkali products for the period increased $74,000, or 41% versus last year. Revenues from a $576,000 annual contract received during July 1994 offset a decline in revenues from other clients. In May 1995, an explosion at the facility of one of the Company's two current suppliers of carbide lime slurry resulted in the death of the supplier's principal executive. It is not presently determinable what impact, if any, this may have on the Company's operation.

   Revenues from operations which generate electricity from recovered methane gas were $62,000, a decrease of $34,000 or 35% compared to the same period last year as a result of a series of equipment failures. Full capacity is expected to be restored

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                ________________

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS, CONT'D


during May 1995. The environmental services subsidiary contributed $54,000 to revenues versus $68,000 for the same period last year. Approximately 60% of the environmental services subsidiary's revenues for the period were to either other members of the consolidated group or third parties providing services to another member of the consolidated group, and therefore eliminated in consolidation, versus 49% for the same period last year.

   Consolidated direct operating costs for the three months ended March 31, 1995 were $2,865,000, an increase of 12%, or $310,000, when compared to the same period of 1994. Hunt's direct costs increased 14% when compared to the same period last year, due in part to the increase in sales volume and to start-up costs attributable to the introduction of new product lines. The Company's other operations experienced an overall 4%, or $10,000 decrease in expenses, due primarily to a decrease in labor costs and associated expenses.

   Consolidated selling, general and administrative expenses for the three months ended March 31, 1995 increased $112,000 or 6%, from the same period last year to $1,894,000. Hunt experienced a 5% increase in selling, general and administrative expenses, due primarily to an increase in salary expense. Selling, general and administrative expenses for non-Hunt operations increased 8% compared to last year due to an increase in legal expenses.

   The Company's consolidated operating income for the three months ended March 31, 1995 improved to a $4,000 loss from a loss of $9,000 in 1994. Operating loss for operations other than Hunt increased to $572,000 from an operating loss of $555,000 for the same period last year.

   Consolidated interest expense increased $26,000 to $486,000 for the three months ended March 31, 1995 compared to the same period last year, due to a $62,000 increase in the amount of interest accrued during the period on amounts reserved for income taxes, as discussed below.

   The Company charged $211,000 against income for the three months ended March 31, 1995 to reflect a reduction in the carrying value of its investment in computer equipment. The charge reflects a decline in the current market value for IBM mainframe computer equipment.

   Consolidated miscellaneous income for the three months ended March 31, 1995 decreased $1,229,000 to $73,000 when compared to the same period of 1994. Miscellaneous income for the 1994 period includes $1,300,000 of gain resulting from a reduction in Hunt's long-term retiree health care benefit liability. The amount of the

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                ________________

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS, CONT'D

liability is determined primarily by discounting the projected future costs of health benefits based on an estimate of health care cost trend rates. Calculations performed by the Company's actuaries in 1994 projected a decline in the estimate of future costs to be incurred by the Company due in part to a reduction in the number of expected participants and, more significantly, a reduction in the assumed rate of increase in the cost of health care.

   The consolidated loss before income tax credits, extraordinary item and minority interest in a subsidiary was $612,000 for the three months ended March 31, 1995, compared to income of $911,000 for the same period last year.

   Income tax expense for the three months ended March 31, 1995 equalled $18,000, an $88,000 increase over the $70,000 credit for 1994. The current period's expense is higher than that calculated using the statutory rates due to the current provision for alternative minimum taxes for which no deferred tax benefit can be recognized since realization is not assurred. The alternative minimum taxes result from the recognition of deferred taxable income associated with the Company's investment in computer equipment.

   The extraordinary gain on elimination of debt, net of income taxes, reported in the quarter ended March 31, 1994, recognizes the gain stemming from the restructuring of Hunt's junior subordinated notes.

   The minority interest in earnings/losses of consolidated subsidiary reflects the value of Hunt's earnings attributable to the nominal exercise price warrants held by its senior lenders. The warrants represent an aggregate 19.34% equity interest in Hunt.

   Consolidated net loss for the three months ended March 31, 1995 was $621,000, or $.22 per share, compared to net income of $803,000, or $.28 per share, for the three months ended March 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

   Hunt's financing agreements limit payments to the Company during 1995 to management fees (subject to Hunt's maintenance of certain covenants) and payments pursuant to a tax sharing agreement. Lenders participating in the financing of Hunt have security interests in substantially all of Hunt's assets.

   Hunt has a secured revolving credit facility with a finance company available for general funding requirements. Borrowings are

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                ________________

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS, CONT'D

limited to a percentage of eligible receivables and inventories. At March 31, 1995, approximately $2.0 million was borrowed under this facility. The maximum borrowing limit under the facility is $3 million.

   The revolving credit facility's initial maturity date of September 27, 1994 has been extended to June 27, 1995. The finance company has yet to consent to any further extension. If Hunt is unsuccessful in extending or replacing the current revolving credit facility, Hunt would be unable to fund its operations and fund the mandatory principal prepayment due under its senior secured note.

   In February 1995, Hunt's senior secured lenders agreed to defer the $1,000,000 installment initially due September 30, 1994 to July 1, 1995.

   The Company is continuing to work with an investment banking firm on extending Hunt's revolving credit facility and restructuring its senior secured indebtedness.

   Net cash used by operating activities for the three months ended March 31, 1995 increased from $191,000 to $668,000 when compared to the same period last year due primarily to an increase in working capital. Net cash provided by investing activities decreased for the current period to $147,000 from $433,000, due to an increase in the purchases of marketable securities. The amount of cash provided by financing activities increased to $401,000 from a use of $313,000 for the same period last year. Funds held by the Company in the form of cash and cash equivalents decreased as of March 31, 1995 to $760,000 from $1,554,000. The sum of cash, cash equivalents and marketable securities as of March 31, 1995 decreased $283,000 to $3,062,000 when compared to last year.

   Working capital, when calculated excluding Hunt, was $1.7 million and the ratio of current assets to current liabilities, again excluding Hunt, was 1.6 to 1 as of March 31, 1995, which equals that reported for December 31, 1994. Working capital, when calculated including Hunt, was $3.0 million with a ratio of 1.3 to 1, compared to $4.2 million and a ratio of 1.3 to 1 at December 31, 1994.

   The uncertainty of the outcome of the Company's ongoing tax and environmental litigation, discussed below and in the notes to the Company's consolidated financial statements for the year ended December 31, 1994, in the Company's Annual Report on Form 10-KSB, and the impact of future events or changes in environmental laws or regulations, which cannot be predicted at this time, could result in material increases in remediation and closure costs, tax and other potential liabilities. The Company may ultimately incur costs

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                ________________

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS, CONT'D

and liabilities in excess of its available financial resources.

TAXES

   In 1991, the Internal Revenue Service (the "Service") asserted numerous and, in some cases, significant adjustments in connection with its audit of the Company's federal income tax returns for the years 1982 through 1988. In 1993, the Service issued a deficiency notice to the Company, asserting a deficiency in federal income taxes of approximately $13.5 million, penalties of $2.5 million and a significant amount of accrued interest. The Company filed a petition with the tax court contesting many of the proposed adjustments in the deficiency notice. A proposed settlement, under which the Service and the Company would agree to settle certain of these adjustments, thereby narrowing the issues to be contested in court, has been presented to the Service for consideration.
The proposed adjustments covered by the settlement represent approximately
$6.5 million of the $13.5 million of tax liability asserted in the deficiency notice and relate principally to issues on which the Service would likely prevail in court. The accelerated recognition of certain of the Company's net operating loss and tax credit carryfowards to offset the adjustments resulting from the settlement will reduce the Company's estimated current liability related to the settled adjustments to approximately $1,426,000 ($185,000 of taxes and $1,231,000 of interest as of March 31, 1995).
Estimated state income taxes associated with the proposed settlement approximate $667,000 ($277,000 of tax and $390,000 of interest as of March 31, 1995). These estimates exclude punitive interest charges and penalties that may be assessed by the jurisdictions involved. The Company's aggregate accrual for taxes and interest at March 31, 1995 relating to the notice of deficiency totals $2,404,000. Payment of the federal tax liability is due at the conclusion of the tax court proceeding. Payment of the state tax liability varies by state. The first state payment of approximately $462,000 as of March 31, 1995, would be due within ninety days following approval of the settlement by the parties.

   The use of the Company's net operating loss and tax credit carry-forwards to offset adjustments which result from the proposed settlement will result in increased future tax liabilities as the Company recognizes approximately $15.8 million of taxable income related to the reversal of deferred tax liabilities generated by the Company's investment in computer equipment. This income will be recognized during 1995, 1996 and for seven months of 1997.

   An audit of the Company's federal income tax returns for the years 1989 through 1992 is continuing.

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                ________________

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS, CONT'D



REMEDIATION AND CLOSURE COSTS

   The Company and other responsible parties have been remediating the Kin-Buc Landfill under an Amended Unilateral Administrative Order issued by the United States Environmental Protection Agency ("EPA") in September 1990 (the "1990 Order"). In November 1992, EPA issued an Administrative Order (the "1992 Order", and, together with the 1990 Order, the "Orders") for the remediation of certain areas neighboring the Kin-Buc Landfill.

   During May 1993, a $22 million contract was awarded for the construction of a containment system and leachate treatment plant at the Kin-Buc Landfill in accordance with the engineered design and standards accepted by the EPA in satisfaction of certain requirements of the 1990 Order. The contract was to be financed with funds available in the trust established in 1993 from proceeds provided from a negotiated settlement with certain parties to a suit the Company initiated in 1990 with the intent of obtaining contribution toward the cost of remediation. During May 1994, the Company met with representatives of EPA to discuss the impact delays in securing settlement proceeds would have on the Company's ability to finance the construction within the time frame required by EPA. In July 1994, after meeting with EPA, SCA Services, Inc. ("SCA"), an affiliate of WMX Technologies, Inc. ("WMX") and a respondent to the Orders, entered into a contract with the contractor installing the containment system and treatment plant, thereby alleviating the potential for delays in this phase of the construction due to financial limitations. WMX, formerly known as Waste Management, Inc., had previously provided EPA with a financial guaranty of SCA's and the Company's obligations under the Orders. In August 1994, a contract was awarded by SCA for certain activities mandated by the 1992 Order.

   The execution of the contracts between SCA and the contractors does not relieve the Company of liability for such costs since the Company entered into an agreement with SCA and certain affiliates ("SCA Group") in 1986 which obligates the Company to bear 75% of the costs incurred by the parties for the remediation of the site. The Company filed a demand for arbitration in 1993 seeking rescission or reformation of the agreement with the SCA Group. During March 1995, the SCA Group filed a demand for arbitration seeking reimbursement from the Company of $10.7 million, which equals 75% of the $14.3 million of remediation expenses purportedly funded by WMX through December 31, 1994. The status of such arbitration demands, as yet unresolved, is described in Part II,
Item 1 of this report.

   If the current phase of the remediation does not proceed in accordance with EPA approved plans, or if this phase is not

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                ________________

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS, CONT'D

completed by the end of May 1995, EPA could bring an action against the Company and the other respondents to the Orders for the imposition of fines for violations of the Orders. Management anticipates the EPA's requirement will be met.

   Additional material adjustments to the Company's current accrual may become necessary as the above costs are refined and weighed against allocations to other respondents and potentially responsible parties.

ACCOUNTING PRINCIPLES

   Effective January 1, 1994, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 115 ("Accounting for Certain Investments in Debt and Equity Securities"). In accordance with the statement, the Company classifies all debt securities purchased with remaining maturities of less than one year as securities held to maturity which are carried at amortized cost. All other debt and equity securities are classified as securities available for sale which are carried at fair value as determined by quoted market prices. The aggregate excess or fair value over cost of such securities as of March 31, 1995, of $208,000, net of deferred income taxes of $107,000, is included as a separate component of stockholders' equity.

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                ________________

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

   The Company has previously reported in its Form 10-KSB for the year ended December 31, 1994 about litigation brought by a group of generators and transporters of waste handled at a site in Carlstadt, New Jersey (the "Carlstadt Site") against the Company, Inmar Associates, Inc. ("Inmar"), a company owned and controlled by Marvin H. Mahan, a former officer, director and principal shareholder of the Company, and Mr. Mahan, the purpose of which was to allocate to the Company, Inmar and Mr. Mahan a portion of the costs of remediating the Site under orders of the EPA mandating such remediation. During May 1995, Transtech, Inmar and Mr. Mahan accepted a tentative settlement with these generators and transporters and other parties who have contributed to the costs of the remediation pursuant to which Transtech, Inmar and Mr. Mahan would pay over to these parties a total of $4.22 million, consisting of $4.075 million of proceeds from the settlement of a coverage action brought by the Company and Inmar against their liability insurers, $72,500 from Transtech and $72,500 from Inmar and Mr. Mahan, in exchange for a complete release of all liability to them arising from or on account of environmental contamination at the Carlstadt site and the parties' remediation of the same. The settlement was submitted to the District Court for approval, and will become final and binding upon all parties when and if it is approved. The Court is expected to rule by the end of May 1995.

   In 1991, the Internal Revenue Service (the "Service") asserted numerous and, in some cases, significant adjustments in connection with its audit of the Company's federal income tax returns for the years 1982 through 1988. In 1993, the Service issued a deficiency notice to the Company, asserting a deficiency in federal income taxes of approximately $13.5 million, penalties of $2.5 million and a significant amount of accrued interest. The Company filed a petition with the tax court contesting many of the proposed adjustments in the deficiency notice. A proposed settlement, under which the Service and the Company would agree to settle certain of the adjustments asserted in the deficiency notice, thereby narrowing the issues to be contested in court, has been presented to the Service for consideration. The proposed adjustments covered by the settlement represent approximately $6.5 million of the $13.5 million of tax liability asserted in the deficiency notice and relate principally to issues on which the Service would likely prevail in court. (See Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, for further information about this matter.)

   During August 1993, the Company served a demand for arbitration (the "Transtech Arbitration") on WMX Technologies, Inc. ("WMX"), formerly named Waste Management, Inc., and the SCA Group. The Company is seeing reformation or rescission of a 1986 agreement,

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                ________________

                       PART II. OTHER INFORMATION, CONT'D

including a formula for apportionment of the costs of remediation of the Kin-Buc Landfill contained therein, and reimbursement of overpayments made in accordance therewith. WMX brought an action in the Supreme Court for the State of New York in September 1993 seeking to enjoin the Transtech Arbitration. The Transtech Arbitration has been stayed pending a decision by the Court. In February 1995, the Court assigned WMX's and the SCA Group's motion to permanently enjoin the Transtech Arbitration to a special referee to report and recommend with regard to the claim that the Transtech Arbitration should be enjoined permanently on the grounds that the statute of limitations has run. The hearing before the referee has not yet been scheduled. In March 1995, the SCA Group filed a demand for arbitration (the "SCA Arbitration") seeking reimbursement from the Company of $10.7 million, which equals 75% of the $14.3 million of remediation expenses purportedly funded by WMX through December 31, 1994. The Company brought an action in the Supreme Court for the State of New York in March 1995 seeking to stay the SCA Group's motion to enjoin the Transtech Arbitration. On
May 3, 1995, the court signed an order which granted in part and denied in part the Company's motion to stay the SCA Arbitration, and ordered the SCA Arbitration to commence. The arbitrator, however, was directed to make limited factual determinations concerning amounts expended on the remediation, subject to and without prejudice, pending the Court's ruling on the statute of limitations, to the Company's rights to seek reformation or rescission of the Settlement Agreement.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibits

      Exhibit 10 - Material Contracts

      Exhibit 11 - Computation of Earnings (Loss) Per Common Share

  b) Reports on Form 8-K

                None

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                ________________

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  May 12, 1995         By:   /s/ Robert V. Silva
                               ----------------------------------
                                  Robert V. Silva, President
                                  and Chief Executive Officer


                                              and


Date:  May 12, 1995         By:   /s/ Andrew J. Mayer, Jr.
                               -----------------------------------
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                ________________

                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995


                                  EXHIBIT INDEX

EXHIBIT                                                                PAGE
  NO.                                                                   NO.
- -------                                                                ----
 10       Material Contracts

 10(ag)   Amendment No. 9 dated as of January 25, 1995 between Hunt
          Valve Company, Inc. and LaSalle Business Credit, Inc. to
          Loan and Security Agreement dated January 30, 1987, as
          amended through Amendment No. 5 and Restatement of Loan and
          Security Agreement dated September 27, 1991, and as amended
          through Amendment No. 8 dated as of December 27, 1994;          28-30

 10(ah)   Letter Agreement dated as of January 25, 1995 between Hunt
          Valve Company, Inc., Rhode Island Hospital Trust National
          Bank, as Trustee for the Textron Collective Investment Trust
          B, Balboa Life Insurance Company and Balboa Insurance
          Company, as consented to by LaSalle Business Credit, Inc.       31-33

 10(ai)   Amendment No. 10 dated as of February 27, 1995 between Hunt
          Valve Company, Inc. and LaSalle Business Credit, Inc. to
          Loan and Security Agreement dated January 30, 1987, as
          amended through Amendment No. 5 and Restatement of Loan and
          Security Agreement dated September 27, 1991, and as amended
          through Amendment No. 9 dated as of January 25, 1995;           34-36

 10(aj)   Letter Agreement dated as of February 27,1995 between Hunt
          Valve Company, Inc., Rhode Island Hospital Trust National
          Bank, as Trustee for the Textron Collective Investment Trust
          B, Balboa Life Insurance Company and Balboa Insurance
          Company, as consented to by LaSalle Business Credit, Inc.       37-39

 10(ak)   Amendment No. 11 dated as of March 27, 1995 between Hunt
          Valve Company, Inc. and LaSalle Business Credit, Inc. to
          Loan and Security Agreement dated January 30, 1987, as
          amended through Amendment No. 5 and Restatement of Loan and
          Security Agreement dated September 27, 1991, and as amended
          through Amendment No. 10 dated as of February 27, 1995;         40-42

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                ________________

                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995


                              EXHIBIT INDEX, cont'd


 10(al)   Letter Agreement dated as of March 27, 1995 between Hunt
          Valve Company, Inc., Rhode Island Hospital Trust National
          Bank, as Trustee for the Textron Collective Investment Trust
          B, Balboa Life Insurance Company and Balboa Insurance
          Company, as consented to by LaSalle Business Credit, Inc.       43-45

 11       Computation of Earnings (Loss) Per Common Share                    46