Form 10QSB
period 1995-06-30
TRANSTECH INDUSTRIES INC
filed 1995-08-14
CIK 87799

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           __________

                           FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1995

                              or

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________  to  ________

Commission File No. 0-6512

                    TRANSTECH INDUSTRIES, INC.
(Exact name of small business issuer as specified in its charter)

           Delaware                             22-1777533
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification No.)

      200 Centennial Avenue, Piscataway, New Jersey  08854
            (Address of principal executive offices)

                         (908) 981-0777
                   (Issuer's telephone number)

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

Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes______   No______

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,829,090 shares of common stock, $.50 par value, outstanding as of August 4, 1995. In addition, at such date, the issuer held
1,885,750 shares of common stock, $.50 par value, in treasury.

Transitional Small Business Disclosure Format (Check One):
Yes    No X
                                        Page 1 of 50 pages
                                        Exhibit index on page 33

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995



                            I N D E X




                                                         Page(s)
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements:

    Consolidated Balance Sheets as of June 30, 1995
      and December 31, 1994                                3-4

    Consolidated Statements of Operations for the
      Six Months Ended June 30, 1995 and 1994              5-6

    Consolidated Statements of Operations for the
      Three Months Ended June 30, 1995 and 1994            7-8

    Consolidated Statements of Cash Flows for the
      Six Months Ended June 30, 1995 and 1994              9-10

    Notes to Consolidated Financial Statements            11-18

  Item 2. Management's Discussion and Analysis
    of Financial Condition and Results
    of Operations                                         19-29


PART II - OTHER INFORMATION

  Item 1. Legal Proceedings                               30-31


  Item 6. Exhibits and Reports on Form 8-K                31


SIGNATURES                                                32

EXHIBIT INDEX                                             33

EXHIBITS                                                  34-50

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)
                           (Unaudited)

                             ASSETS

                                        June 30,     December 31,
                                         1995            1994
CURRENT ASSETS
  Cash and cash equivalents            $ 1,231         $   880
  Marketable securities                  1,683           2,465
  Accounts and notes receivable
    (net of allowance for doubtful
    accounts of $33 and $23)             2,747           2,461
  Inventories                            4,697           4,780
  Deferred income taxes                  1,065           1,065
  Prepaid expenses and other               547             529
  Net assets of discontinued
    operations                             153             173

      Total current assets              12,123          12,353

PROPERTY, PLANT AND EQUIPMENT
  Land                                     939             939
  Buildings and improvements             1,784           1,760
  Machinery and equipment               10,602          10,332
                                        13,325          13,031
  Less: accumulated depreciation         6,057           5,614

  Net property, plant and equipment      7,268           7,417

OTHER ASSETS
  Notes receivable                         875             968
  Investment in leveraged lease            446             885
  Assets held for sale                   2,413           2,421
  Cost in excess of net assets
    acquired (net of accumulated
    amortization of $1,212 and $875)     9,945          10,088
  Debt issue costs (net of
    accumulated amortization of
    $457 and $396)                         924             937
  Covenants-not-to-compete (net
    of accumulated amortization of
    $150 and $130)                          50              70
  Clay deposits                          1,077           1,077
  Other                                    140             138

       Total other assets               15,870          16,584

TOTAL ASSETS                           $35,261         $36,354

                              3

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

               CONSOLIDATED BALANCE SHEETS, Cont'd
                           (In $000's)
                           (Unaudited)

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                        June 30,     December 31,
                                         1995            1994
CURRENT LIABILITIES
  Current portion of long-term debt    $ 4,153         $ 3,700
  Accounts payable                         898           1,453
  Accrued salaries and wages               517             638
  Accrued income taxes                   2,860           2,318
  Accrued miscellaneous expenses           856             916

        Total current liabilities        9,284           9,025

OTHER LIABILITIES
  Long-term debt                         9,430           9,327
  Accrued remediation and closure
    costs                               14,340          14,355
  Long-term pension and retiree
    health care benefit liability        3,320           3,222
  Deferred income taxes                  1,248           1,468

        Total other liabilities         28,338          28,372

MINORITY INTEREST IN CONSOLIDATED
  SUBSIDIARY                               575             609

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.50 par value,
    10,000,000 shares authorized:
    4,714,840 shares issued              2,357           2,357
  Additional paid-in capital             1,516           1,516
  Retained earnings                      4,268           5,420
  Minimum pension liability
    adjustment                            (132)           (132)
  Net unrealized gains on marketable
    securities                              69             201
        Subtotal                         8,078           9,362
  Treasury stock, at cost -
    1,885,750 shares                   (11,014)        (11,014)

        Total stockholders' equity
          (deficit)                     (2,936)         (1,652)

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)       $35,261         $36,354

                              4

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)

                                       For the Six Months Ended
                                               June 30,
                                         1995           1994

REVENUES                                $9,047         $8,846

COST OF OPERATIONS
  Direct operating costs                 5,594          5,205
  Selling, general and
    administrative expenses              3,657          3,312
    Total cost of operations             9,251          8,517

INCOME (LOSS) FROM OPERATIONS             (204)           329

OTHER INCOME (EXPENSE)
  Investment income (loss)                 135            119
  Interest expense                      (1,048)          (927)
  Gain (loss) of sale of securities        269             -
  Income from (writedown of)
    interest in leveraged lease           (244)          (609)
  Other income (expense)                    87          1,320
    Total other income (expense)          (801)           (97)

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES
  (CREDIT), EXTRAORDINARY ITEM
  AND MINORITY INTEREST                 (1,005)           232

  Income taxes (credit)                    215           (150)

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE EXTRAORDINARY
  ITEM AND MINORITY INTEREST            (1,220)           382

  Extraordinary gain on elimination
    of debt, net of income taxes            -              95
  Minority interest in (earnings)
    loss of consolidated subsidiary         33           (286)

NET INCOME (LOSS) FROM CONTINUING
  OPERATIONS                            (1,187)           191

DISCONTINUED OPERATIONS:
  Income (loss) from operations,
    net of taxes (credits) of $18
    and $(28), respectively                 35            (54)

NET INCOME (LOSS)                      $(1,152)        $  137

                              5

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS, Cont'd
               (In $000's, except per share data)
                           (Unaudited)

                                       For the Six Months Ended
                                               June 30,
                                         1995           1994
INCOME (LOSS) PER COMMON SHARE:

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE EXTRAORDINARY
  ITEM                                   $(.42)         $ .04

Extraordinary item                          -             .03

NET INCOME (LOSS) FROM CONTINUING
  OPERATIONS                              (.42)           .07

DISCONTINUED OPERATIONS:

Income (loss) from operations, net
  of taxes (credits)                       .01           (.02)

NET INCOME (LOSS)                        $(.41)         $ .05

NUMBER OF SHARES USED IN
  CALCULATION                        2,829,090      2,829,090

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)

                                      For the Three Months Ended
                                               June 30,
                                         1995           1994
REVENUES                                $4,548         $4,700

COST OF OPERATIONS
  Direct operating costs                 2,903          2,806
  Selling, general and
    administrative expenses              1,814          1,583
    Total cost of operations             4,717          4,389

INCOME (LOSS) FROM OPERATIONS             (169)           311

OTHER INCOME (EXPENSE)
  Investment income (loss)                  75             39
  Interest expense                        (518)          (465)
  Gain (loss) of sale of securities        269             -
  Income from (writedown of)
    interest in leveraged lease            (33)          (609)
  Other income (expense)                    15             18
    Total other income (expense)          (192)        (1,017)

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES
  (CREDIT), EXTRAORDINARY ITEM
  AND MINORITY INTEREST                   (361)          (706)

  Income taxes (credit)                    208            (89)

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE EXTRAORDINARY
  ITEM AND MINORITY INTEREST              (569)          (617)

  Extraordinary gain on elimination
    of debt, net of income taxes            -               6
  Minority interest in (earnings)
    loss of consolidated subsidiary         24            (19)

NET INCOME (LOSS) FROM CONTINUING
  OPERATIONS                              (545)          (630)

DISCONTINUED OPERATIONS:
  Income (loss) from operations, net
    of taxes (credits) of $11 and
    $(19), respectively                     14            (36)

NET INCOME (LOSS)                       $ (531)        $ (666)


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS, Cont'd
               (In $000's, except per share data)
                           (Unaudited)

                                      For the Three Months Ended
                                                June 30,
                                         1995           1994
INCOME (LOSS) PER COMMON SHARE:

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE EXTRAORDINARY
  ITEM                                   $(.19)         $(.22)

Extraordinary item                          -              -

NET INCOME (LOSS) FROM CONTINUING
  OPERATIONS                              (.19)          (.22)

DISCONTINUED OPERATIONS:

Income (loss) from operations, net
  of taxes (credits)                        -            (.01)

NET INCOME (LOSS)                        $(.19)         $(.23)

NUMBER OF SHARES USED IN
  CALCULATION                        2,829,090      2,829,090

                                 8

                       TRANSTECH INDUSTRIES, INC.
                            AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In $000's)
                               (Unaudited)


                                             For the Six Months Ended
                                                      June 30,
                                                1995           1994

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers              $ 8,789        $ 8,485
    Cash paid to suppliers and employees       (9,066)        (8,055)
    Interest and dividends received                97            101
    Interest paid                                (839)          (832)
    Other income received                          96             59
    Net operating cash flows from
      discontinued operations                     (46)           (59)
      Net cash provided by (used in)
        operating activities                     (969)          (301)

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale and maturity
      of marketable securities                  2,350          1,990
    Purchase of marketable securities          (1,476)            -
    Purchase of property, plant and
      equipment                                  (330)          (147)
    Proceeds from sale of property,
      plant and equipment                           7              8
    Collections of notes receivable               107             89
    Rent sharing payments from
      computer leases                             194             -
    Purchase of intangible assets                 (48)            -
    (Increase) decrease in other assets            (1)            -
    Net investing cash flows from
      discontinued operations                      (2)            10
      Net cash provided by (used in)
        investing activities                      801          1,950

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt         (178)          (841)
    Proceeds from issuance of long-term debt      697             54
    Payment of remediation and closure costs       -             (18)
      Net cash provided by (used in)
        financing activities                      519           (805)

  NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                   351            844

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF THE YEAR                                     880          1,625
CASH AND CASH EQUIVALENTS AT END
  OF THE QUARTER                              $ 1,231        $ 2,469


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                           (In $000's)
                           (Unaudited)

                                         For the Six Months Ended
                                                 June 30,
                                           1995           1994
RECONCILIATION OF NET INCOME (LOSS)
 TO NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:

  NET INCOME (LOSS)                       $(1,152)       $   137

  ADJUSTMENTS TO RECONCILE NET INCOME
   (LOSS) TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES:
    Extraordinary gain on elimination
      of debt                                  -             (89)
    Depreciation and amortization             750            762
    (Gain) loss on sale of marketable
      securities                             (269)            -
    (Gain) loss on sale of property,
      plant and equipment                       8            (2)
    Increase (decrease) in deferred
      income taxes                           (151)          (137)
    Leveraged lease (revenue) charge          244            609
    Increase (decrease) in minority
      interest in consolidated subsidiary     (33)           286
    (Increase) decrease in assets:
      Accounts and notes receivable,
        trade-net                            (301)          (309)
      Inventories                              83           (341)
      Prepaid expenses and other              (83)            10
    Increase (decrease) in liabilities:
      Accounts payable and accrued
        expenses                             (610)           (39)
      Accrued taxes                           542              8
      Accrued retiree health care
        benefit liability                       3         (1,196)

 NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                   $  (969)       $  (301)

                               10

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1995
                           (Unaudited)

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

NOTE 2 - DISCONTINUED OPERATIONS

   On July 7, 1995, the Company executed a non-binding letter of intent to sell certain machinery and equipment, and contract rights, thereby effectively the on-going operations, of its wholly-owned subsidiary, Cal-Lime, Inc. The sale is subject to the execution of a definitive agreement and the fulfillment of customary conditions, and is expected to be completed on or about August 31, 1995. The Company expects proceeds from the sale of $416,000 after transaction costs of $50,000 and income taxes of $159,000, and expects to report a gain for financial reporting purposes at time of sale.

   The net assets of Cal-Lime to be sold have been classified as current assets in the accompanying consolidated balance sheet as of June 30, 1995 because of the pending sale. The Company intends to liquidate the remaining assets of the subsidiary and has included the property, buildings and equipment not part of this transaction, having an aggregate book value of $368,155, under the caption of assets held for sale on the accompanying balance sheet. Such value approximates the estimated net realizable value of those assets.

   The consolidated statements of operations have been restated to report the net results of Cal-Lime's operations as income (loss) from discontinued operations. Summarized results of the Cal-Lime's operations for the six and three month periods ended June 30, 1995

                       TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd


and 1994 are as follows (in $000's):

                                            1995           1994
    Six Months
      Revenues                              $488           $349
      Income (loss) before income tax         53            (82)
      Income (tax) credit                    (18)            28
      Net income (loss)                       35            (54)

    Three Months
      Revenues                              $232           $166
      Income (loss) before income tax         21            (55)
      Income (tax) credit                     (7)            19
      Net income (loss)                       14            (36)

NOTE 3 - MARKETABLE SECURITIES

   Effective January 1, 1994, the Company adopted FASB Statement No. 115 ("Accounting for Certain Investments in Debt and Equity Securities"). In accordance with the statement, the Company classifies all debt securities purchased with remaining maturities of less than one year as securities held to maturity which are carried at amortized cost. All other debt and equity securities are classified as securities available for sale which are carried at fair value as determined by quoted market prices. The aggregate excess of fair value over cost of such securities as of June 30, 1995, of $104,000, net of deferred income taxes of $35,000 is included as a separate component of stockholders' equity.

NOTE 4 - INVENTORIES

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

   Finished goods inventory includes purchased and manufactured products which may be used in valve assemblies or sold as replacement parts. At June 30, 1995, inventories consisted of the following (in $000):

             Raw materials                   $  539
             Work-in-process                    583
             Finished goods                   3,575
                                             $4,697

   See Note 5 regarding the pledge of Hunt Valve Company, Inc.'s inventories as security for its financing.

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd

NOTE 5 - LONG-TERM DEBT

   At June 30, 1995, long-term debt consisted of the following (in
$000's):

      Hunt Valve Company, Inc. ("Hunt"):
        Revolving credit facility (a)         $ 1,920
        13% Senior secured notes (b)           10,645
        Secured notes                             294
          Principal and interest at prime
          plus 2% due monthly through
          November 1996; secured by certain
          equipment
        Other secured notes                        56
          Principal and interest due
          monthly through May 1998;
          secured by certain equipment
        Junior subordinated notes (c)             225
          Principal and interest at prime
          plus 2-1/2% due monthly through
          September 1996
      Parent and all other subsidiaries:
        10.5% and 11% mortgages payable due in    417
          monthly and semi-annual installments
          through July 1996 and April 2000;
          secured by land and buildings
        Other                                      26
      Total long-term debt                     13,583
      Less: current portion                    (4,153)
                                              $ 9,430

  (a) Hunt has a $3 million revolving credit facility with a financial institution. The facility's initial maturity date of September 27, 1994 has been extended to August 27, 1995. The Company and the lender are negotiating an extension of the facility. The impact that the Company's outstanding issues with the Internal Revenue Service (See the discussion of Taxes contained in Management's Discussion and Analysis of Financial Condition and Results of Operation of this Form 10-QSB) will have on discussions with the financial institutions or alternative financing sources cannot presently be determined. If Hunt is unsuccessful in extending or replacing the current revolving credit facility, Hunt would be unable to fund its operations and fund the mandatory principal prepayments on its senior secured notes now due on September 1, 1995.

        Borrowings under the revolving credit facility bear interest at that institution's prime rate plus 2%. Amounts borrowed are limited to a percentage of eligible accounts receivable, raw materials and finished goods inventories. The amount borrowed against inventories may not exceed $1.5
                                13

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, cont'd

        million. Borrowings under this facility are secured by Hunt's accounts receivable, intangibles and inventory, and certain other assets.

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

   (b) The senior secured notes are collateralized by a mortgage on Hunt's real estate, a first lien on Hunt's machinery and equipment, a pledge of Hunt's common stock, and a second lien on Hunt's accounts receivable, intangibles and inventory. The senior secured notes require annual mandatory prepayments. The senior secured lenders have agreed to defer the $1,000,000 prepayment initially due September 30, 1994 to September 1, 1995.

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

        The senior secured notes were issued with detachable stock purchase warrants. A portion of the proceeds from issuance of the senior secured notes has been allocated to the common stock purchase warrants resulting in a reduction in the recorded principal amount of the senior secured notes which is being amortized as interest expense over the life of the notes at an effective interest rate of 14.32%. Unamortized discount on the senior secured notes at June 30, 1995 was $355,000.

        The senior secured notes also grant the lenders the right

                 TRANSTECH INDUSTRIES, INC.
                      AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd

        to accelerate payment of the notes subsequent to September 3, 1995 if the lenders are not provided an unencumbered first lien on certain of Hunt's intangible assets. The accelerated payment paid to the lenders pursuant to this provision may be subject to a premium, depending upon the market interest rate, as defined in the agreement, in effect at that time. If the lenders exercise their right to accelerate payment, they would then forfeit their respective common stock purchase warrants and any shares of Hunt's common stock received as a result of the exercise of such warrants.

        Pursuant to a Rights Agreement among the senior secured lenders who are also warrant holders, Hunt and HVHC, Inc., Hunt can also be required to repurchase the warrants from the holders at a market price as specified in the agreement, in the event (i) the warrant holders are not provided a first lien on certain assets, and (ii) Hunt fails to meet certain levels of earnings.

  (c) Hunt's junior subordinated notes were issued in September 1991 to its former owners. During September 1993, Hunt suspended all payments of scheduled interest and principal payable under the terms of the junior subordinated notes pending the resolution of certain default conditions existing at that time. The negotiations with the note holders resulted in the forgiveness of unpaid interest accrued on the junior subordinated notes through February 28, 1994, and a $58,000 reduction in the aggregate principal of the junior subordinated notes. In exchange, the Company agreed to release certain pending claims against the former owners and certain indemnification rights granted by the former owners at the time the Company acquired Hunt. The junior subordinated notes are to be repaid through monthly principal installments of $8,323 with interest.

NOTE 6 - REMEDIATION AND CLOSURE COSTS

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

                 TRANSTECH INDUSTRIES, INC.
                      AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd

therefore may differ from the ultimate outcome. The costs of litigation associated with a site are expensed as incurred.

   As of June 30, 1995, the Company has accrued $23.5 million for its estimated share of remediation and closure costs in regard to the Company's former landfills and waste handling operations, $9.2 million of which is held in trusts and maintained by Trustees for financing of the $11.3 million Kinsley Landfill closure plan.

   The most significant portion of the balance of the accrual relates to remediation efforts at the Kin-Buc Landfill. The Company and other respondents have been remediating the Kin-Buc Landfill under an Amended Unilateral Administrative Order issued by the United States Environmental Protection Agency ("EPA") in September 1990. In November 1992, EPA issued an Administrative Order for the remediation of certain areas neighboring the Kin-Buc Landfill. (For a discussion of this matter, see Remediation and Closure Costs contained in Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-QSB).

   The accrual also includes approximately $1.5 million related to a site in Carlstadt, New Jersey. The Company was previously named, along with a group of waste generators, to an order issued by the EPA which required remediation of the site. In May 1995, the Company entered into a tentative agreement with substantially all of the waste generators who have been remediating the site to settle litigation brought by them to allocate a portion of the cost of such remediation to the Company and others. This agreement would substantially relieve the Company from future obligations for the site in exchange for a cash payment, proceeds from the settlement of certain insurance claims and an assignment of Carlstadt-related claims filed against the Company's excess insurance carriers. (See Part II, Item 1 of this Form 10-QSB for a further discussion of this matter). The Company will reverse substantially all of the accrual related to this site when and if the agreement is approved by the court and becomes final.

   The impact of future events or changes in environmental laws and regulations, which cannot be predicted at this time, could result in material increases in remediation and closure costs related to the Company's past waste handling activities, possibly in excess of the Company's available financial resources.

NOTE 7 - LONG-TERM PENSION AND RETIREE HEALTH CARE BENEFIT
         LIABILITY

   In addition to a defined benefit pension plan for eligible union employees, Hunt maintains an employee benefit program which provides health care benefits to substantially all employees, eligible union retirees and their eligible dependents. The retiree
                           16

                    TRANSTECH INDUSTRIES, INC.
                         AND SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd

health care benefit obligation is unfunded.

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

   The components of the net retiree health care benefit cost for the six months ended June 30, 1995 and 1994 were as follows:

                                            1995           1994
 Service cost                            $ 32,000       $ 22,000
 Interest cost on accumulated
   retiree health care benefit
   obligation                             116,000        112,000
 Net provision for retiree health care
   benefit cost                           148,000        134,000
 Amortization of adjustment to
   purchase price                          43,000         42,000
 Total associated expense                $191,000       $176,000

   The pension and retiree health care benefit liability consisted of the following as of June 30, 1995 and December 31, 1994:

                                            1995           1994
      Accrued pension costs            $  523,000     $  519,000
        Less current portion             (110,000)      (106,000)
      Accrued retiree health care
        obligation                      3,007,000      2,908,000
        Less current portion             (100,000)       (99,000)
                                       $3,320,000     $3,222,000

   Upon adoption of FASB Statement No. 106 as of January 1, 1993, future health care benefit costs were estimated assuming retiree health care costs would initially increase at a 14% annual rate, decreasing ratably over nine years to a 7% annual rate thereafter. As of January 1, 1994, future health care benefit costs were estimated assuming retiree health care costs would initially increase at a 12% annual rate, decreasing ratably over nine years to a 5% annual rate thereafter. As a result of these actuarial changes, the Company's accumulated post-retirement obligation was reduced by approximately $1,427,000. The Company elected to

                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd

recognize the gain currently, and reported $1,300,000 of such gain as miscellaneous income for the quarter ended March 31, 1994. The weighted average discount rate used to estimate the accumulated retiree health care benefit obligation was 8.0%.

NOTE 8 - LEGAL PROCEEDINGS

   See Item 1 of Part II of this Form 10-QSB for a discussion of legal matters.

                    TRANSTECH INDUSTRIES, INC.
                         AND SUBSIDIARIES

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATION

Results of operations for the six months ended June 30, 1995 compared to the six months ended June 30, 1994

   Consolidated revenues by business segment for the six months ended June 30, 1995 and 1994 were as follows (in $000):

                                     1995           1994
     Valve Manufacturing           $8,834         $8,530
     Other                            213            316
     Total                         $9,047         $8,846

   Consolidated revenues increased 2.3%, or $201,000 for the six months ended June 30, 1995, compared to the same period of 1994.

   Revenues from the Company's Hunt Valve Company, Inc. subsidiary ("Hunt") represented 98% and 96% of consolidated revenue for the period in 1995 and 1994, respectively. Hunt experienced a $304,000, or 4% increase in year-to-date revenues when compared to 1994. Revenues from commercial valves and hydraulic systems produced and serviced by the Hunt Valve division increased by 25%, or $1,132,000. Revenues from products with military-related applications manufactured by Hunt's Waeco and Union Flonetics divisions decreased 26%, or $841,000. Orders received for both commercial and military-related products increased for the current period when compared to the same period last year. The decline in military-related product sales is due to the timing of the customers' requested shipment dates.

   During October 1994, Hunt consummated the purchase of certain tangible and intangible assets and contract rights from P.J. Valves, Inc. The transaction provides Hunt with additional product lines, primarily a line of ball valves designed for military-related applications. The revenue figures presented above include sales of approximately $1,139,000 related to the acquired product lines during the first six months of 1995.

   Revenues from operations which generate electricity from methane gas were $106,000, a decrease of $69,000 or 39% compared to the same period last year. The decrease is the result of a series of unrelated equipment failures which subjected two of the four electric generating units to significant down-time for repairs. Full capacity is expected to be restored during August 1995. The environmental services subsidiary contributed $107,000 to revenues, after elimination of intercompany sales, versus $141,000 for the same period last year. Approximately 63% of the environmental services subsidiary's revenues for the period were to either other members of the consolidated group or third parties providing

                    TRANSTECH INDUSTRIES, INC.
                         AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS, Cont'd

services to another member of the consolidated group, and were, therefore, eliminated in consolidation, versus 46% for the same period last year.

   Consolidated direct operating costs for the six months ended June 30, 1995 were $5,594,000, an increase of 7%, or $389,000, when compared to the same period of 1994. Hunt's direct costs increased 10% when compared to the same period last year, due in part to the increase in sales volume, indirect labor costs and start-up costs attributable to the introduction of new product lines. The Company's non-Hunt operations experienced an overall 39%, or $95,000 decrease in expenses, due primarily to the decrease in sales volume and expenses incurred during 1994 for the overhaul of certain electric generation equipment.

   Consolidated selling, general and administrative expenses for the six months ended June 30, 1995 increased $345,000 or 10%, from the same period last year to $3,657,000. Hunt experienced a 6% increase in selling, general and administrative expenses, due primarily to an increase in salary expense. Selling, general and administrative expenses for non-Hunt operations increased 16% compared to last year due to a 66%, or $239,000 increase in professional fees primarily regarding issues stemming from the Company's ongoing environmental and tax litigation.

   The Company's consolidated operating income for the six months ended June 30, 1995 decreased to a $204,000 loss from income of $329,000 in 1994. Operating loss for operations other than Hunt increased to $1,222,000 from an operating loss of $1,041,000 for the same period last year.

   Investment income increased by $16,000 to $135,000 for the six months ended June 30, 1995 from the comparable period last year due to an increase in funds invested in cash equivalents due to the sale of certain marketable securities during the period.

   Consolidated interest expense increased $121,000 to $1,048,000 for the six months ended June 30, 1995 compared to the same period last year, due primarily to a $104,000 increase in the amount of interest accrued during the period on amounts reserved for income taxes, as discussed below.

   The Company charged $244,000 against income for the six months ended June 30, 1995 to reflect a reduction in the carrying value of its investment in computer equipment. The charge reflects a decline in the current market value for IBM mainframe computer equipment. The Company incurred a $609,000 charge related to the revaluation of this equipment during the comparable period in 1994.

                     TRANSTECH INDUSTRIES, INC.
                          AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, Cont'd

   Consolidated miscellaneous income for the six months ended June 30, 1995 decreased $1,233,000 to $87,000 when compared to the same period of 1994. Miscellaneous income for the 1994 period includes $1,300,000 of gain resulting from a reduction in Hunt's long-term retiree health care benefit liability. The amount of the liability is determined primarily by discounting the projected future costs of health benefits based on an estimate of health care cost trend rates. Calculations performed by the Company's actuaries in 1994 projected a decline in the estimate of future costs to be incurred by the Company due in part to a reduction in the number of expected participants and, more significantly, a reduction in the assumed rate of increase in the cost of health care.

   The consolidated loss from continuing operations before income tax credits, extraordinary item and minority interest in a subsidiary was $1,005,000 for the six months ended June 30, 1995, compared to income of $232,000 for the same period last year.

   Income tax expense for the six months ended June 30, 1995 equalled $215,000, an $365,000 increase over the $150,000 credit for 1994. The current period's expense is higher than that calculated using the statutory rates due to the current provision
for alternative minimum taxes.   Alternative minimum taxes result
from the recognition of $2.7 million of deferred taxable income associated with the Company's investment in computer equipment. No deferred tax benefit has been recognized since realization is not assured.

   The extraordinary gain on elimination of debt, net of income taxes, reported for the six months ended June 30, 1994, recognizes the gain stemming from the restructuring of Hunt's junior subordinated notes.

   The minority interest in earnings/losses of consolidated subsidiary reflects the value of Hunt's losses attributable to the nominal exercise price warrants held by its senior lenders. The warrants represent an aggregate 19.34% equity interest in Hunt.

   Income (loss) from discontinued operations relates to the operations of the Company's subsidiary which markets alkali products. On July 7, 1995, the subsidiary executed a non-binding letter of intent to sell certain machinery and equipment, and contract rights, and thereby effectively the on-going operations of the segment to a competitor. The decision to sell the segment was influenced by the recent loss of two contracts (effective May 1, 1995 and July 1, 1995) which accounted for approximately 64% of the subsidiary's revenues for the twelve months ended June 30, 1995. Management believes the loss of such revenues would likely have resulted in the need to infuse capital into the segment in order to
                        21

                    TRANSTECH INDSUTRIES, INC.
                         AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS, Cont'd

meet its on-going expenses. The terms of the agreement call for a cash payment of $600,000 for certain machinery and equipment, contract rights, rights to the subsidiary's name and a non-compete covenant. The Company intends to liquidate the remaining fixed assets of the subsidiary and has included the book value of the property, buildings and equipment not part of this transaction under the caption assets held for sale on the accompanying balance sheet. The amount reported as income (loss) from discontinued operations of $35,000 and $(54,000) for the six months ended June 30, 1995 and 1994, respectively, is reported net of a provision for income taxes (credit) of $18,000 and $(28,000), respectively.

   Consolidated net loss for the six months ended June 30, 1995 was $1,152,000, or $.41 per share, compared to net income of $137,000, or $.05 per share, for the six months ended June 30, 1994.

Results of operations for the three months ended June 30, 1995 compared to the three months ended June 30, 1994

   Consolidated revenues by business segment for the three months ended June 30, 1995 and 1994 were as follows (in $000):

                                     1995           1994
     Valve Manufacturing           $4,451         $4,547
     Other                             97            153
     Total                         $4,548         $4,700

   Consolidated revenues decreased 3%, or $152,000 for the three months ended June 30, 1995, compared to the same period of 1994.

   Revenues from Hunt's operations represented approximately 97% of consolidated revenue for both periods. Hunt experienced a $96,000, or 2% decrease in revenues for the quarter when compared to 1994. Revenues from the division that produces and services commercial product lines increased by 32%, or $718,000. Revenues from the divisions that produces products with military-related applications decreased 36%, or $822,000. The revenue figures presented for the second quarter of 1995 above include sales of approximately $477,000 related to the product lines acquired from P.J. Valves, Inc. in October, 1994.

   Revenues from operations which generate electricity from methane gas were $44,000, a decrease of $35,000 or 44% compared to the same
period last year.   The decline is the result of down-time for
repairs to the electric generating equipment due to the continuation of a series of equipment failures. The environmental services subsidiary contributed $53,000 to revenues versus $73,000 for the same period last year. Approximately 62% of the

                     TRANSTECH INDUSTRIES, INC.
                          AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS, Cont'd

environmental services subsidiary's revenues for the period were to either other members of the consolidated group or third parties providing services to another member of the consolidated group, and, were, therefore, eliminated in consolidation, versus 43% for the same period last year.

   Consolidated direct operating costs for the three months ended June 30, 1995 were $2,903,000, an increase of 3%, or $97,000, when compared to the same period of 1994. Hunt's direct costs increased 6% when compared to the same period last year, due in part to increases in indirect costs and to start-up costs attributable to the introduction of new product lines. The Company's other operations experienced an overall 46%, or $67,000 decrease in expenses, due primarily to a decrease in costs associated with last year's overhaul of certain electric generation equipment.

   Consolidated selling, general and administrative expenses for the three months ended June 30, 1995 increased $231,000 or 15%, from the same period last year to $1,814,000. Hunt experienced a 8% increase in selling, general and administrative expenses, due primarily to an increase in salary, professional fees and travel expense. Selling, general and administrative expenses for non-Hunt operations increased 43% compared to last year due primarily to a $250,000 increase in professional fees.

   The Company's consolidated operating income for the three months ended June 30, 1995 decreased to a loss of $169,000 from income of $311,000 in 1994. Operating loss for operations other than Hunt increased to $603,000 from an operating loss of $429,000 for the same period last year.

   Investment income increased by $36,000 to $75,000 for the three months ended June 30, 1995 from the comparable period last year due to an increase in funds invested in cash equivalents due to the sale of certain marketable securities during the period.

   Consolidated interest expense increased $53,000 to $518,000 for the three months ended June 30, 1995 compared to the same period last year, due primarily to a $43,000 increase in the amount of interest accrued during the period on amounts reserved for income taxes, as discussed below.

   The Company charged $33,000 and $609,000 against income for the three months ended June 30, 1995 and 1994, respectively, to reflect a reduction in the carrying value of its investment in computer equipment. The charges reflect a decline in the current market value of IBM mainframe computer equipment.

   Consolidated miscellaneous income for the three months ended

                       TRANSTECH INDUSTRIES, INC.
                            AND SUBSIDIARIES

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS, Cont'd

June 30, 1995 decreased $3,000 to $15,000 when compared to the same period of 1994.

   The consolidated loss from continuing operations before income tax (credits), extraordinary item and minority interest in a subsidiary was $361,000 for the three months ended June 30, 1995, compared to a loss of $706,000 for the same period last year.

   Income tax expense for the three months ended June 30, 1995 equalled $208,000, a $297,000 increase over the $89,000 credit for 1994. The current period's expense is higher than that calculated using the statutory rates due to alternative minimum taxes resulting from the recognition of $1.4 million of deferred taxable income related to the investment in computer equipment.

   The extraordinary gain on elimination of debt, net of income taxes, reported in the quarter ended June 30, 1994, is an adjustment to the gain reported in the first quarter for the restructuring of Hunt's junior subordinated notes.

   The minority interest in earnings/losses of consolidated subsidiary reflects the value of Hunt's earnings attributable to the nominal exercise price warrants held by its senior lenders. The warrants represent an aggregate 19.34% equity interest in Hunt.

   Income (loss) from discontinued operations relates to the operations of the Company's subsidiary which markets alkali products. The amount reported as income (loss) from discontinued operations of $14,000 and $(36,000) for the three months ended June 30, 1995 and 1994, respectively, is reported net of a provision for income taxes (credit) of $11,000 and $(19,000), respectively.

   Consolidated net loss for the three months ended June 30, 1995 was $531,000, or $.19 per share, compared to a net loss of $666,000, or $.23 per share, for the three months ended June 30, 1994.

Liquidity and Capital Resources

Liquidity

   Net cash used by operating activities for the three months ended June 30, 1995 increased to $969,000 from $301,000 when compared to the same period last year, due primarily to an increase in operating expenses. Net cash provided by investing activities decreased for the current period to $801,000 from $1,950,000, primarily due to an increase in the purchases of marketable securities. The amount of cash provided by financing activities increased to $519,000 from a use of $805,000 for the same period

                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS, Cont'd

last year. Funds held by the Company in the form of cash and cash equivalents decreased as of June 30, 1995 to $1,231,000 from $2,469,000. The sum of cash, cash equivalents and marketable securities as of June 30, 1995 decreased $478,000 to $2,914,000 when compared to last year.

   Working capital, when calculated excluding Hunt, was $1.4 million and the ratio of current assets to current liabilities, again excluding Hunt, was 1.4 to 1 as of June 30, 1995, versus $1.7 million and 1.6 to 1 as of December 31, 1994. Working capital, when calculated including Hunt, was $2.8 million with a ratio of
1.3 to 1, compared to $4.2 million and a ratio of 1.3 to 1 at December 31, 1994.

   The Company will be facing significant cash requirements due to
(i) the settlement of certain issues in the litigation before the United States Tax Court as described below, and (ii) the recognition in 1995 to 1997 of deferred taxable income generated from the Company's investment in computer equipment. The Company is evaluating various alternative actions, including the sale of assets, to address its projected tax obligations and to meet ongoing operating expenses.

   In addition, the uncertainty of the outcome of the Company's ongoing tax and environmental litigation, discussed below and in the notes to the Company's consolidated financial statements for the year ended December 31, 1994, in the Company's Annual Report on Form 10-KSB, and the impact of future events or changes in environmental laws or regulations, which cannot be predicted at this time, could result in material increases in remediation and closure costs, tax and other potential liabilities. The Company may ultimately incur costs and liabilities in excess of its available financial resources.

Taxes

   In 1991, the Internal Revenue Service (the "Service") asserted numerous and, in some cases, significant adjustments in connection with its audit of the Company's federal income tax returns for the years 1982 through 1988. In 1993, the Service issued a deficiency notice to the Company, asserting adjustments to income of $33.3 million and a corresponding deficiency in federal income taxes of approximately $13.5 million, penalties of $2.5 million and a significant amount of accrued interest. The Company filed a petition with the tax court contesting many of the adjustments that were proposed in the deficiency notice. On June 5, 1995 the Company and the Service executed a stipulation of settlement of many of the adjustments asserted in the deficiency notice, thereby narrowing the issues to be contested in court.  The Company has accepted $3.7
                             25

                     TRANSTECH INDUSTRIES, INC.
                          AND SUBSIDIARIES

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS, Cont'd


million of the $33.3 million of total proposed adjustments to income. The adjustments accepted by the Company relate principally to issues on which the Service would likely prevail in court. The
Service conceded adjustments totalling $23.1 million of taxable income. The Company's net operating loss and tax credit carryforwards will partly offset the increased taxable income resulting from the settlement, reducing the Company's estimated current liability from the settled adjustments to approximately $1,460,000 ($185,000 of taxes and $1,275,000 of interest as of June 30, 1995). Estimated state income taxes arising from the settlement approximate $680,000
($277,000 of tax and $403,000 of interest as of June 30, 1995).
The Service has agreed that the Company will not owe penalties or penalty interest with respect to any of the issues in tax court litigation. The above estimates exclude punitive interest charges and penalties that may be assessed by the states involved. Payment of the federal tax liability will be due after the conclusion of the tax court proceeding. The required date for the payment of the state tax liability varies by state. The first of such payments, in the amount of approximately $473,000 as of June 30, 1995, is due within ninety days following the Company's acceptance of the adjustments asserted by the Service. The Company's aggregate accrual for taxes and interest relating to the deficiency totalled $2,413,000 at June 30, 1995.

   The Service has conducted an audit of the Company's federal income tax returns for the years 1989 through 1992, and has questioned certain deductions claimed by the Company in connection with its investment in leveraged computer leases. The Service also has challenged certain real property deductions and certain expenses which the Service believes should have been capitalized. If the computer lease deductions are eventually disallowed, the Company's taxable income for 1989 would be materially increased and its taxable income from the computer leases for 1994 through 1997 would be reduced by a corresponding amount. The deductions challenged by the Service for 1989 through 1992 will be addressed in the pending
Tax Court litigation because those deductions were carried-back and deducted in the years covered by such litigation. Settlement discussions regarding these issues are underway.

   The use of the Company's net operating loss and tax credit carry-forwards to offset the settlement adjustments described above will result in increased future tax liabilities as the Company recognizes an estimated $15.8 million of taxable income from the reversal of the deferred tax liabilities generated by the Company's investment in computer leases. Approximately $5.8, $6.5 and $3.5 million of taxable income is anticipated for 1995, 1996 and for the first seven months of 1997, respectively, on account of the deferrred taxes.

                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS, Cont'd



Capital

   Hunt's financing agreements limit payments to the Company during 1995 to management fees (subject to Hunt's maintenance of certain covenants) and payments pursuant to a tax sharing agreement.
Lenders participating in the financing of Hunt have security interests in substantially all of Hunt's assets.

   Hunt has a secured revolving credit facility with a finance company available for general funding requirements. Borrowings are limited to a percentage of eligible receivables and inventories.
At June 30, 1995, approximately $2.0 million was borrowed under this facility. The maximum borrowing limit under the facility is $3 million.

   The revolving credit facility's initial maturity date of September 27, 1994 has been extended to August 27, 1995. Hunt and the finance company are negotiating an amendment to the facility which would extend the maturity date of the facility to December 27, 1995 and provide conditions which, if satisfied, would further extend the maturity date to December 27, 1996 at the option of the finance company. If Hunt is unsuccessful in extending or replacing the current revolving credit facility, Hunt would be unable to fund its operations and fund mandatory principal prepayments due under its senior secured note. The impact the Company's outstanding issues with the Internal Revenue Service, and its ability to meet the ongoing tax obligations created by the computer leases, may have on discussions with the lenders cannot presently be determined (see Managements Discussion and Analysis - Liquidity and Capital Resources - Taxes).

   In February 1995, Hunt's senior secured lenders agreed to defer the $1,000,000 installment initially due September 30, 1994 to September 1, 1995. Hunt is negotiating an amendment to its senior secured loan agreement with the objective of reducing the amount of amortization currently scheduled for the period of September 1, 1995 through September 30, 1997.

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

                       TRANSTECH INDUSTRIES, INC.
                            AND SUBSIDIARIES

    MANAGEMENT'S DISCUSSION OF ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS, Cont'd

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

   The execution of the contracts between SCA and the contractors has not relieved the Company of liability for such costs since the Company entered into an agreement with SCA and certain affiliates ("SCA Group") in 1986 which obligates the Company to bear 75% of the costs incurred by the parties for the remediation of the site. The Company filed a demand for arbitration in 1993 seeking rescission or reformation of the agreement with the SCA Group. During March 1995, the SCA Group filed a demand for arbitration seeking reimbursement from the Company of $10.7 million, which equals 75% of the $14.3 million of remediation expenses purportedly funded by WMX through December 31, 1994. The status of such arbitration demands, as yet unresolved, is described in Part II,
Item 1 of this report.

   The contractors have essentially completed the construction required under the Orders, and the Company is awaiting EPA's acknowledgment of same. Operation of the treatment plant and maintenance of the facilities is being conducted by an affiliate of SCA.

   A study of an area, approximating one acre, adjacent to the enclosed mound is about to begin with the intent to determine the extent of apparent contamination as well as the nature and possible source of the possible contamination. Such property may be added to the scope of remediation addressed in the Orders. Other areas within the vicinity of the site may become the subject of future

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS, Cont'd

studies due to the historic use of the area for disposal.

   Additional material adjustments to the Company's current accrual may become necessary as the above costs are refined and weighed against allocations to other respondents and potentially responsible parties.

Accounting Principles

   Effective January 1, 1994, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 115 ("Accounting for Certain Investments in Debt and Equity Securities"). In accordance with the statement, the Company classifies all debt securities purchased with remaining maturities of less than one year as securities held to maturity which are carried at amortized cost. All other debt and equity securities are classified as securities available for sale which are carried at fair value as determined by quoted market prices. The aggregate excess of fair value over cost of such securities as of June 30, 1995, of $104,000, net of deferred income taxes of $35,000, is included as a separate component of stockholders' equity.

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                   PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

   In 1991, the Internal Revenue Service (the "Service") asserted numerous and, in some cases, significant adjustments in connection with its audit of the Company's federal income tax returns for the years 1982 through 1988. In 1993, the Service issued a deficiency notice to the Company, asserting a deficiency in federal income taxes of approximately $13.5 million, penalties of $2.5 million and a significant amount of accrued interest. The Company filed a petition with the tax court contesting many of the proposed adjustments in the deficiency notice. On June 5, 1995, the Service and the Company executed a stipulation of settlement, and agreed to settle certain of the adjustments asserted in the deficiency notice, thereby narrowing the issues to be contested in court. The proposed adjustments covered by the settlement represent approximately $6.5 million of the $13.5 million of tax liability asserted in the deficiency notice and the accepted adjustments relate principally to issues on which the Service would likely prevail in court. (See Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Taxes, for further information about this matter.)

   The Company has previously reported in its Form 10-KSB for the year ended December 31, 1994 about litigation brought by a group of generators and transporters of waste handled at a site in Carlstadt, New Jersey (the "Carlstadt Site") against the Company, Inmar Associates, Inc. ("Inmar"), a company owned and controlled by Marvin H. Mahan, a former officer, director and principal shareholder of the Company, and Mr. Mahan, the purpose of which was to allocate to the Company, Inmar and Mr. Mahan a portion of the costs of remediating the Carlstadt Site under orders of the EPA mandating such remediation. During May 1995, Transtech, Inmar and Mr. Mahan accepted a tentative settlement with these generators and transporters and other parties who have contributed to the costs of the remediation pursuant to which Transtech, Inmar and Mr. Mahan would (i) pay $4.1 million of proceeds from settlements with primary insurers of a coverage action brought by the Company and Inmar against their primary and excess insurers, (ii) pay an additional $145,000, $72,500 from Transtech and $72,500 from Inmar and Mr. Mahan, and (iii) assign their Carlstadt Site-related insurance claims against an excess insurer, in exchange for a complete release from these parties of all liability arising from or on account of environmental contamination at the Carlstadt Site and the parties' remediation of the same. The settlement was submitted to the Court for approval but an excess insurer objected to the proposed assignment of Carlstadt Site-related claims. A hearing on the matter is scheduled for August 28, 1995. The settlement will be final and binding upon all parties when and if it is approved.
                             30

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

               PART II. OTHER INFORMATION, Cont'd

   During August 1993, the Company served a demand for arbitration (the "Transtech Arbitration") on WMX Technologies, Inc. ("WMX"), formerly named Waste Management, Inc., and the SCA Group. The Company is seeking reformation or rescission of a 1986 agreement, including a formula for apportionment of the costs of remediation of the Kin-Buc Landfill contained therein, and reimbursement of overpayments made in accordance therewith. WMX brought an action in the Supreme Court for the State of New York in September 1993 seeking to enjoin the Transtech Arbitration. The Transtech Arbitration has been stayed pending a decision by the Court. In February 1995, the Court assigned WMX's and the SCA Group's motion to permanently enjoin the Transtech Arbitration to a special referee to report and recommend with regard to the claim that the Transtech Arbitration should be enjoined permanently on the grounds that the statute of limitations has run. The hearing before the referee has been scheduled for August 16, 1995. In March 1995, the SCA Group filed a demand for arbitration (the "SCA Arbitration") seeking reimbursement from the Company of $10.7 million, which equals 75% of the $14.3 million of remediation expenses purportedly funded by WMX through December 31, 1994. In March 1995, the Company brought an action in the Supreme Court for the State of New York seeking to stay the SCA Group's motion to enjoin the Transtech Arbitration. In response thereto, the Court entered an order permitting the SCA Arbitration to commence, with the consent of the arbitrator, who would make limited factual determinations regarding the amount of funds expended on the remediation and the reasonableness of such expenditures, subject to and without prejudice to the Company's rights to seek reformation or rescission of the Settlement Agreement. The American Arbitration Association has not yet set a firm date for the arbitration to commence.

Item 6. Exhibits and Reports on Form 8-K

  a) Exhibits

      Exhibit 10 - Material Contracts

      Exhibit 11 - Computation of Earnings (Loss) Per Common Share

  b) Reports on Form 8-K

      None

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES
                          SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  August 14, 1995       By: /s/Robert V. Silva
                                  Robert V. Silva, President
                                  and Chief Executive Officer


                                              and


Date:  August 14, 1995       By: /s/Andrew J. Mayer, Jr.
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES
                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995


                          EXHIBIT INDEX

EXHIBIT                                                      PAGE
  NO.                                                         NO.

 10     Material Contracts

 10(am) Amendment No. 12 dated as of April 27, 1995
        between Hunt Valve Company, Inc. and LaSalle
        Business Credit, Inc. to Loan and Security
        Agreement dated January 30, 1987, as amended
        through Amendment No. 5 and Restatement of Loan
        and Security Agreement dated September 27, 1991,
        and as amended through Amendment No. 11 dated as
        of February 27, 1995;                              34-38

 10(an) Letter Agreement dated as of April 27, 1995
        between Hunt Valve Company, Inc., Rhode Island
        Hospital Trust National Bank, as Trustee for the
        Textron Collective Investment Trust B, Balboa
        Life Insurance Company and Balboa Insurance
        Company, as consented to by LaSalle Business
        Credit, Inc.                                       39-41

 10(ao) Amendment No. 13 dated as of June 27, 1995
        between Hunt Valve Company, Inc. and LaSalle
        Business Credit, Inc. to Loan and Security
        Agreement dated January 30, 1987, as amended
        through Amendment No. 5 and Restatement of Loan
        and Security Agreement dated September 27, 1991,
        and as amended through Amendment No. 12 dated as
        of April 27, 1995;                                 42-46

 10(ap) Letter Agreement dated as of June 27,1995 between
        Hunt Valve Company, Inc., Rhode Island Hospital
        Trust National Bank, as Trustee for the Textron
        Collective Investment Trust B, Balboa Life
        Insurance Company and Balboa Insurance Company,
        as consented to by LaSalle Business Credit, Inc.   47-49

 11     Computation of Earnings (Loss) Per Common Share       50