Form 10QSB
period 1995-09-30
TRANSTECH INDUSTRIES INC
filed 1995-11-14
CIK 87799

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           __________

                           FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1995

                              or

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,829,090 shares of common stock, $.50 par value, outstanding as of November 7, 1995. In addition, at such date, the issuer held 1,885,750 shares of common stock, $.50 par value, in treasury.

Transitional Small Business Disclosure Format (Check One):
Yes    No X
                                        Page 1 of 95 pages
                                        Exhibit index on page 32


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995



                            I N D E X




                                                         Page(s)
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements:

    Consolidated Balance Sheets as of September
      30, 1995 and December 31, 1994                        3-4

    Consolidated Statements of Operations for the
      Nine Months Ended September 30, 1995 and 1994         5-6

    Consolidated Statements of Operations for the
      Three Months Ended September 30, 1995 and 1994        7-8

    Consolidated Statements of Cash Flows for the
      Nine Months Ended September 30, 1995 and 1994        9-10

    Notes to Consolidated Financial Statements            11-17

  Item 2. Management's Discussion and Analysis
    of Financial Condition and Results
    of Operations                                         18-28


PART II - OTHER INFORMATION

  Item 1. Legal Proceedings                               29-30


  Item 6. Exhibits and Reports on Form 8-K                30


SIGNATURES                                                31

EXHIBIT INDEX                                             32

EXHIBITS                                                  33-95


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)
                           (Unaudited)

                             ASSETS

                                     September 30,   December 31,
                                        1995            1994
CURRENT ASSETS
  Cash and cash equivalents            $ 1,233         $   874
  Marketable securities                  2,347           2,465
  Accounts and notes receivable
    (net of allowance for doubtful
    accounts of $11)                       217             461
  Deferred income taxes                    730             587
  Prepaid expenses and other               506             472
  Net assets of discontinued operations:
    Valve mfg. segment                   4,483           5,506
    Alkali products segment                 -              173

      Total current assets               9,516          10,538

PROPERTY, PLANT AND EQUIPMENT
  Land                                     799             799
  Buildings and improvements               327             327
  Machinery and equipment                2,966           2,931
                                         4,092           4,057
  Less: accumulated depreciation         3,164           3,144

  Net property, plant and equipment        928             913

OTHER ASSETS
  Notes receivable                         797             968
  Investment in leveraged lease            280             885
  Assets held for sale                   2,410           2,421
  Clay deposits                          1,077           1,077
  Other                                     40              39

       Total other assets                4,604           5,390

TOTAL ASSETS                           $15,048         $16,841

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

               CONSOLIDATED BALANCE SHEETS, Cont'd
                           (In $000's)
                           (Unaudited)

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                     September 30,   December 31,
                                        1995            1994
CURRENT LIABILITIES
  Current portion of long-term debt    $    65         $    93
  Accounts payable                         516             291
  Accrued salaries and wages                35              26
  Accrued income taxes                   2,914           2,318
  Accrued miscellaneous expenses           199             225

        Total current liabilities        3,729           2,953

OTHER LIABILITIES
  Long-term debt                           360             388
  Accrued remediation and closure
    costs                               12,740          14,355
  Deferred income taxes                    874             665

        Total other liabilities         13,974          15,408

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.50 par value,
    10,000,000 shares authorized:
    4,714,840 shares issued              2,357           2,357
  Additional paid-in capital             1,516           1,516
  Retained earnings                      4,396           5,420
  Net unrealized gains on marketable
    securities                              90             201
        Subtotal                         8,359           9,494
  Treasury stock, at cost -
    1,885,750 shares                   (11,014)        (11,014)

        Total stockholders' equity
          (deficit)                     (2,655)         (1,520)

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)       $15,048         $16,841



                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)

                                      For the Nine Months Ended
                                            September 30,
                                         1995           1994
REVENUES                                $  292         $  449

COST OF OPERATIONS
  Direct operating costs                   227            340
  Selling, general and
    administrative expenses              2,090          1,608
    Total cost of operations             2,317          1,948

INCOME (LOSS) FROM OPERATIONS           (2,025)        (1,499)

OTHER INCOME (EXPENSE)
  Investment income (loss)                 202            208
  Interest expense                        (258)          (117)
  Gain (loss) of sale of securities        269             -
  Income from (writedown of)
    interest in leveraged lease           (279)          (774)
  Remediation accrual reversal           1,451             -
  Other income (expense)                   227             67
    Total other income (expense)         1,612           (616)

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES
  (CREDIT)                                (413)        (2,115)
  Income taxes (credit)                    (76)          (409)

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                              (337)        (1,706)

DISCONTINUED OPERATIONS (NOTE 2):
  Valve Manufacturing Segment
    Income from discontinued operation,
      net of taxes of $134 and $298,
      respectively                         166          1,430
    Loss on disposal of segment, net of
      tax credits of $256               (1,150)            -
  Alkali Products Segment
    Income (loss) from discontinued
      operation, net of taxes (credits)
      of $18 and $(9), respectively         35            (17)
    Gain on disposal of segment, net of
      taxes of $155,000                    262             -
                                          (687)         1,413
NET INCOME (LOSS)                      $(1,024)        $ (293)


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF OPERATIONS, Cont'd
               (In $000's, except per share data)
                           (Unaudited)

                                      For the Nine Months Ended
                                            September 30,
                                         1995           1994
INCOME (LOSS) PER COMMON SHARE:

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                             $(.12)         $(.60)

DISCONTINUED OPERATIONS:

  Income (loss) from discontinued
    operations, net of taxes (credits)     .07            .50

  Gain (loss) on disposal of
    discontinued operations               (.31)            -

NET INCOME (LOSS)                        $(.36)         $(.10)

NUMBER OF SHARES USED IN
  CALCULATION                        2,829,090      2,829,090


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF OPERATIONS, Cont'd
               (In $000's, except per share data)
                           (Unaudited)

                                      For the Three Months Ended
                                            September 30,
                                         1995           1994
REVENUES                                $   80         $  134

COST OF OPERATIONS
  Direct operating costs                    79             96
  Selling, general and
    administrative expenses                803            513
    Total cost of operations               882            609

INCOME (LOSS) FROM OPERATIONS             (802)          (475)

OTHER INCOME (EXPENSE)
  Investment income (loss)                  67             90
  Interest expense                         (78)           (38)
  Gain (loss) of sale of securities         -              -
  Income from (writedown of)
    interest in leveraged lease            (35)          (166)
  Remediation accrual reversal           1,451             -
  Other income (expense)                   126             26
    Total other income (expense)         1,531            (88)

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES
  (CREDIT)                                 729           (563)
  Income taxes (credit)                   (210)           (22)

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                               939           (541)

DISCONTINUED OPERATIONS (NOTE 2):
  Valve Manufacturing Segment
    Income from discontinued operation,
      net of taxes of $54 and $65,
      respectively                          77             82
    Loss on disposal of segment,
      net of tax credits of $256        (1,150)            -
  Alkali Products Segment
    Income (loss) from discontinued
      operation, net of taxes
      of $15,                               -              29
    Gain on disposal of segment,
      net of taxes of $155                 262             -
                                          (811)           111
NET INCOME (LOSS)                       $  128         $ (430)

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF OPERATIONS, Cont'd
               (In $000's, except per share data)
                           (Unaudited)

                                      For the Three Months Ended
                                            September 30,
                                         1995           1994
INCOME (LOSS) PER COMMON SHARE:

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                             $ .33          $(.19)

DISCONTINUED OPERATIONS:

  Income (loss) from discontinued
    operations net of taxes (credits)      .03            .04

  Gain (loss) on disposal of
    discontinued operations               (.31)            -

NET INCOME (LOSS)                        $ .05          $(.15)

NUMBER OF SHARES USED IN
  CALCULATION                        2,829,090      2,829,090


                       TRANSTECH INDUSTRIES, INC.
                            AND SUBSIDIARIES

                 PART I - FINANCIAL INFORMATION, Cont'd

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In $000's)
                               (Unaudited)

                                             For the Nine Months Ended
                                                  September 30,
                                              1995           1994
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS

  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers              $   433        $13,494
    Cash paid to suppliers and employees       (2,150)       (12,745)
    Interest and dividends received               152            181
    Interest paid                                 (35)        (1,326)
    Other income received                         112             58
    Cash received from discontinued
      operations                                  553             -
      Net cash provided by (used in)
        operating activities                     (935)          (338)

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale and maturity
      of marketable securities                  2,851          2,469
    Purchase of marketable securities          (2,604)        (1,961)
    Purchase of property, plant and
      equipment                                   (51)          (210)
    Proceeds from sale of property,
      plant and equipment                           8             33
    Collections of notes receivable               352            192
    Rent sharing payments from
      computer leases                             325            159
    (Increase) decrease in other assets            (2)            11
    Cash proceeds from sale of
      discontinued segment                        600             -
      Net cash provided by (used in)
        investing activities                    1,479            693

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt          (94)          (871)
    Proceeds from issuance of long-term debt       39             -
    Payment of remediation and closure costs     (130)           (23)
      Net cash provided by (used in)
        financing activities                     (185)          (894)

  NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                   359           (539)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF THE YEAR                                     874          1,625
CASH AND CASH EQUIVALENTS AT END
  OF THE QUARTER                              $ 1,233        $ 1,086



                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                           (In $000's)
                           (Unaudited)

                                        For the Nine Months Ended
                                              September 30,
                                            1995           1994

RECONCILIATION OF NET INCOME (LOSS)
 TO NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:

  NET INCOME (LOSS)                       $(1,024)       $  (293)

  ADJUSTMENTS TO RECONCILE NET INCOME
   (LOSS) TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES:
    Loss on disposal of discontinued
      segments                                869             -
    Extraordinary gain on elimination
      of debt                                  -             (95)
    Depreciation and amortization              41          1,063
    (Gain) loss on sale of marketable
      securities                             (269)            -
    (Gain) loss on sale of property,
      plant and equipment                    (114)          (12)
    Increase (decrease) in deferred
      income taxes                            122           (166)
    Leveraged lease (revenue) charge          279            774
    Increase (decrease) in minority
      interest in consolidated subsidiary      -             285
    (Increase) decrease in assets:
      Accounts and notes receivable,
        trade-net                             174           (423)
      Inventories                              -            (561)
      Prepaid expenses and other              (85)           (93)
    Increase (decrease) in liabilities:
      Accounts payable and accrued
        expenses                              216            219
      Accrued taxes                           307            120
      Accrued remediation costs            (1,451)            -
      Accrued retiree health care
        benefit liability                      -          (1,156)

 NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                   $  (935)       $  (338)


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1995
                           (Unaudited)

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

NOTE 2 - DISCONTINUED OPERATIONS

   The consolidated statements of operations have been restated to report the net results of the Company's Alkali Products and Valve Manufacturing Segments as discontinued operations. The net assets of the discontinued segments have been classified as current assets in the accompanying restated consolidated balance sheets.

   Alkali Products Segment

   On August 31, 1995, the Company sold certain machinery, equipment, and contract rights, thereby effectively selling the on-going operations, of its wholly-owned subsidiary, Cal-Lime, Inc. for $600,000 in cash plus future payments of up to an additional $25,000 which are contingent upon the availability of lime slurry from a specified source to the purchaser. The sale resulted in a gain of $281,000 after transaction costs and a provision for taxes of $165,000.

   The net assets of Cal-Lime sold have been classified as current assets in the accompanying restated consolidated balance sheet as of December 31, 1994. The Company intends to liquidate the remaining assets of the subsidiary and has included the property, buildings and equipment excluded from this transaction, having an aggregate book value of $365,000 and $374,000, under the caption of assets held for sale on the balance sheet as of September 30, 1995 and December 31, 1994, respectively. Such value approximates the estimated net realizable value of those assets. The consolidated statements of operations report the net results of Cal-Lime's operations as income (loss) from discontinued operations.

   Summarized results of Cal-Lime's operations for the period of January 1 through September 30, 1995 and 1994 are as follows (in
$000's):


                                            1995           1994
    Year-to-date                        Eight Months   Nine Months
      Revenues                              $582           $629
      Income (loss) before income tax         23            (26)
      Income (tax) credit                     (8)             9
      Net income (loss)                       15            (17)
    Third Quarter                         Two Months   Three Months
      Revenues                              $ 94           $280
      Income (loss) before income tax        (30)            56
      Income (tax) credit                     10            (19)
      Net income (loss)                      (20)            37

   Valve Manufacturing

   On October 24, 1995, the Company executed a stock purchase agreement pursuant to which the Company's wholly-owned subsidiary, THV Acquisition Corp. ("THV"), agreed to sell all of the issued and outstanding stock of HVHC, Inc. ("HVHC"), the parent of Hunt Valve Company, Inc. ("Hunt"). The assets of Hunt may be deemed to represent substantially all of the assets of the Company; therefore, the sale is subject to approval by the Company's shareholders.

   The purchase agreement provides that at the closing the purchaser shall purchase the HVHC common stock from THV for $18.0 million in cash, reduced by the sum of (i) the amount of Hunt's indebtedness for borrowed money as of the closing of the proposed sale ("Funded Debt"), (ii) the amount required to redeem the warrants held by Hunt's senior secured note holders, (iii) the amount required to be paid by Hunt to THV upon the redemption by Hunt of its issued and outstanding 7% preferred stock, without par value, all of which is owned by THV, (iv) the amount required to be paid by Hunt to THV in repayment of the senior subordinated note issued by Hunt to THV in the original principal amount of $500,000 and (v) any other intercompany payments required to be made by Hunt or HVHC on or prior to the closing of the transactions contemplated by the purchase agreement. A portion of the net proceeds, $750,000, is to be placed in escrow to secure the Company's indemnification obligations to the purchaser under the purchase agreement, including indemnification for any payments made by Hunt after the closing in respect of income taxes owed by the Company during the period that Hunt was a member of the Company's consolidated tax group. The escrow will terminate upon the earlier to occur of (i) the release of all funds from escrow in accordance with the terms thereof or (ii) the later to occur of (x) the expiration of the applicable statute of limitations for the assessment of federal income taxes for all taxable years with respect to which Hunt or HVHC were members of the Company's consolidated tax group and (y) the satisfaction by the Company of all assessments or other claims by the Service for taxes of the consolidated tax group during such years.

   The Company expects the sale to be completed on or before December 31, 1995 and anticipates net cash proceeds from the proposed sale of approximately $4,187,000 if closed on or around that date. The Company has estimated a loss on the proposed sale, of approximately $1,150,000 for financial reporting purposes. The loss has been reported as of September 30, 1995 and includes (i) estimates of costs to be incurred in connection with the sale, (ii) operating results through the date of disposition, (iii) a $675,000 charge, net of minority interest and taxes of $431,000, related to the write-off of unamortized debt issuance costs and debt discounts on Hunt's senior secured loan in connection with the sale, (iv) an adjustment to the Company's deferred tax valuation allowance, (v) a provision for the loss on redemption of Hunt's warrant, and (vi) $280,000 payable to Hunt's lenders due to the early prepayment of amounts borrowed under such loan and revolving credit facility.

   Summarized results of Hunt's operations for the nine and three month periods ended September 30, 1995 and 1994 are as follows (in $000):

                                          1995       1994
Nine Months
  Revenues                              $13,497    $12,823
  Income (loss) before income taxes         (82)     1,662
  Income (tax) credit                      (134)      (298)
  Extraordinary item                         -          95
  Minority interest                          42       (285)
  Net income (loss)                        (174)     1,174
Three Months
  Revenues                               $4,662     $4,293
  Income (loss) before income taxes          10         61
  Income (tax) credit                       (53)       (66)
  Minority interest                           9          1
  Net income (loss)                         (34)        (4)

   Certain intercompany charges have been eliminated in the amount presented as income (loss) from discontinued operations on the accompanying consolidated statements of operations.

   The net assets of Hunt as of September 30, 1995 and December 31, 1994 consisted of:

                                           1995       1994
  Current assets                        $ 8,471    $ 7,323
  Current liabilities                    (3,065)    (6,073)
  Net fixed assets                        6,168      6,504
  Other non-current assets               10,145     11,327
  Non-current liabilities               (17,176)   (13,575)
    Net Assets                            4,543      5,506

   The Company's President and Chairman of the board of directors, and the Company's Vice President and Chief Financial Officer, who is also a member of the board, as well as a director of Hunt and Hunt's President and Chief Operating Officer are to acquire 15% of the equity of the purchaser for $150,000. These four individuals together with certain other members of senior management of Hunt, will also have the opportunity to acquire up to an additional 15% of the common stock of the purchaser pursuant to the exercise of performance and value based options that will be issued to them. In addition, the four directors and executive officers of the Company and Hunt will be employed as officers and/or directors of Hunt after the proposed sale.

   In September and October 1995, representatives of the Company,
Hunt, Hunt's senior term lenders ("Term Lenders") and the purchaser conducted negotiations with respect to the repurchase of the warrants for Hunt's stock ("Lender Warrants") and Hunt's senior term debt ("Term Debt"), and with respect to the amount payable to the Term Lenders upon the prepayment of the Term Debt prior to
September 27, 2001 (the "Prepayment Premium").  The Prepayment Premium
was determined by the Term Lenders to the approximately $1,700,000. On October 24, 1995 (the "Term Debt Assignment Date"), the Term
Lenders entered into an agreement to assign their entire interests in the Term Debt and the Lender Warrants (the "Term Debt and
Warrant Assignment") to a designee of the purchaser (the "Term Debt Purchaser"), in consideration for a total of $11,822,480 paid to the Term Lenders.  Of this amount, (x) $10,822,480 represented principal plus accrued and unpaid interest on the Term Debt through the Term Debt Assignment Date, (y) $500,000 represented payment for the Lender Warrants and (z) $500,000 was a transaction fee payable to the Term Lenders in lieu of the Payment Premium.  Such transaction fee is to be shared equally by the Term Debt Purchaser and THV.
In connection with the Term Debt and Warrant Assignment, the Company,
THV, the Term Debt Purchaser and the purchaser entered into an agreement on the Term Debt Assignment Date (the "Recapitalization Agreement") pursuant to which the parties agreed as follows: On or before the earlier of (i) the closing of the proposed sale and
(ii) December 26, 1995, the Company will cause Hunt to merge with and into HVHC, with HVHC being the surviving corporation in the merger (the "Merger"). If a closing of the proposed sale has not occurred by
December 27, 1995, the Term Debt Purchaser will exercise the Lender Warrants to purchase such number of shares of HVHC Common Stock as represents an equivalent percentage of HVHC Common Stock as the
Term Debt Purchaser would have acquired upon exercise of the Lender Warrants to purchase shares of common stock of Hunt. Concurrently with such exercise, the Term Debt Purchaser shall purchase from the
Seller a number of shares representing 2% of the common stock of
HVHC at a price of $50,000. Accordingly, after giving effect to the exercise by the Term Debt Purchaser of the Lender Warrants and the purchase by the Term Debt Purchaser of the foregoing percentage of
HVHC common stock, the Company will own less than 80%
of the outstanding HVHC common stock, thereby relieving HVHC and
Hunt from joint and several liability for the Company's taxes
for periods beyond 1995.   Furthermore, if the proposed sale is
consummated, the Term Debt Purchaser will waive its right to collect the Prepayment Premium. However, if the proposed sale is not consummated and a person or entity other than the purchaser acquires the business of Hunt, the Term Debt Purchaser need not waive the Prepayment Premium. In such event, if the Term Debt Purchaser is paid a premium for the Term Debt and $500,000 for the Lender Warrants, then THV will be entitled to recover from the Term Debt Purchaser that portion of the Prepayment Premium which exceeds $250,000, up to a maximum of $250,000.

NOTE 3 - MARKETABLE SECURITIES

   Effective January 1, 1994, the Company adopted FASB Statement No. 115 ("Accounting for Certain Investments in Debt and Equity Securities"). In accordance with the statement, the Company classifies all debt securities purchased with remaining maturities of less than one year as securities held to maturity which are carried at amortized cost. All other debt and equity securities are classified as securities available for sale which are carried at fair value as determined by quoted market prices. The aggregate excess of fair value over cost of such securities as of September 30, 1995, of $138,000, net of deferred income taxes of $48,000 is included as a separate component of stockholders' equity.

NOTE 4 - LONG-TERM DEBT

   At September 30, 1995, long-term debt consisted of the following
(in $000's):

        10.5% and 11% mortgages payable due in   $390
          monthly and semi-annual installments
          through July 1996 and April 2000;
          secured by land and buildings
        Other                                      36
          Total long-term debt                    426
          Less: current portion                   (66)
                                                 $360

NOTE 5 - REMEDIATION AND CLOSURE COSTS

   The Company and certain subsidiaries were previously active in the resource recovery and waste management industries. These activities included the operation of three landfills. Although the sites are now closed, the Company continues to own and/or remediate them and has both incurred and accrued for the substantial costs associated therewith.

   The Company's accruals for closure and remediation activities equal the present value of its allocable share of the estimated future costs related to a site less funds held in trust for such purposes. Such estimates require a number of assumptions, and therefore may differ from the ultimate outcome. The costs of litigation associated with a site are expensed as incurred.

   As of September 30, 1995, the Company has accrued $22.0 million for its estimated share of remediation and closure costs in regard to the Company's former landfills, $9.2 million of which is held in trusts and maintained by trustees for financing of the $11.3 million closure plan related to the landfill owned by the Company's subsidiary, Kinsley's Landfill,Inc.

   The most significant portion of the balance of the accrual relates to remediation efforts at the landfill owned by the Company's subsidiary, Kin-Buc, Inc. ("Kin-Buc Landfill"). The Company and other respondents have been remediating the Kin-Buc Landfill under an Amended Unilateral Administrative Order issued by the United States Environmental Protection Agency ("EPA") in September 1990. In November 1992, EPA issued an Administrative Order for the remediation of certain areas neighboring the Kin-Buc Landfill. (For a discussion of this matter, see Remediation and Closure Costs contained in Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-QSB).

   As previously reported, the Company was named, along with a group of waste generators, to an order issued by the EPA which required remediation of a site in Carlstadt, New Jersey. In September 1995, the Court approved a settlement agreement which allocated remediation costs for the site among the Company and substantially all of the waste generators who have been remediating the site. This agreement substantially relieves the Company from future obligations for the site in exchange for a cash payment, proceeds from the settlement of certain insurance claims and an assignment of Carlstadt-related claims filed against the Company's excess insurance carriers. The Company has reversed the balance of the accrual for future expenditures related to this site, and recognized income of $1,451,000 associated with such adjustment in the period ended September 30, 1995. (See Part II, Item 1 of this Form 10-QSB for a further discussion of this matter).

   The impact of future events or changes in environmental laws and regulations, which cannot be predicted at this time, could result in material increases in remediation and closure costs related to the Company's past waste handling activities, possibly in excess of the Company's available financial resources.

NOTE 6 - LEGAL PROCEEDINGS

   See Item 1 of Part II of this Form 10-QSB for a discussion of legal matters.

Results of operations for the nine months ended September
30, 1995 compared to the nine months ended September 30, 1994

   Consolidated revenues by business segment for the nine months ended September 30, 1995 and 1994 were as follows (in $000):

                                     1995           1994
     Electricity Generation        $  150         $  249
     Environmental Services           380            393
     Intercompany                    (238)          (193)
       Total                       $  292         $  449

   Consolidated revenues for the nine months ended September 30, 1995, were $292,000, a decrease of $157,000, or 35%, compared to the same period of 1994.

   Revenues from operations which generate electricity from methane gas were $150,000, a decrease of $99,000 or 40% compared to the same period last year. The decrease is the result of a series of unrelated equipment failures which subjected two of the four electric generating units to significant down-time for repairs. Normal capacity was restored during September 1995.
The environmental services subsidiary contributed $142,000 to revenues, after elimination of intercompany sales, compared to $200,000 for the same period last year. Approximately $238,000 or 63% of the environmental services subsidiary's revenues for the period, compared to $193,000 or 49% for the same period last year, were either to other members of the consolidated group or to third parties providing services to another member of the consolidated group, and were therefore eliminated in consolidation.

   Consolidated direct operating costs for the nine months ended September 30, 1995 were $227,000, a decrease of 33%, or $113,000, when compared to the same period of 1994, due primarily to the decrease in sales volume and expenses incurred during 1994 for the overhaul of certain electric generation equipment.

   Consolidated selling, general and administrative expenses for the nine months ended September 30, 1995 increased $482,000, or 30%, from the same period last year to $2,090,000, due to a $453,000 increase in professional fees primarily relating to the Company's ongoing environmental and tax litigation, and a $50,000 charge related to an increase in the bad debt reserve pertaining to a note held by the Company.

   The Company's consolidated operating loss for the nine months ended September 30, 1995 increased to $2,025,000 from a loss of $1,499,000 in 1994.

   Investment income decreased by $6,000 to $202,000 for the nine months ended September 30, 1995 from the comparable period last year.

   Consolidated interest expense increased $141,000 to $258,000 for the nine months ended September 30, 1995 compared to the same period last year, due to an increase in the amount of interest accrued during the period on amounts reserved for income taxes, as discussed below.

   The Company charged $279,000 against income for the nine months ended September 30, 1995 to reflect a reduction in the carrying value of its investment in computer equipment. The charge reflects a decline in the current market value for IBM mainframe computer equipment. The Company incurred a $774,000 charge related to the revaluation of this equipment during the comparable period in 1994.

   In September 1995, the Court approved a settlement of litigation regarding the allocation of the cost of remediation of a site in Carlstadt, New Jersey, on which the Company had operated a solvents recovery facility. The settlement agreement substantially relieves the Company from future obligations with respect to the site in exchange for cash payment, proceeds of the settlement of certain insurance claims and an assignment of Carlstadt-related claims that had been filed against the Company's excess insurance carriers. The Company has recognized income of $1,451,000 in September 1995 due to the reversal of the balance of amounts previously accrued for future expenditures related to the site.

   Consolidated miscellaneous income for the nine months ended September 30, 1995 increased $160,000 to $227,000 when compared to the same period of 1994 due primarily to the recognition in 1995 of $106,000 of deferred gain related to the sale of real property in 1992.

   The consolidated loss from continuing operations before income tax credits was $413,000 for the nine months ended September 30, 1995, compared to income of $2,115,000 for the same period last year.

   Income tax credit for the nine months ended September 30, 1995 equalled $76,000, a $333,000 decrease over the $409,000 credit for 1994. The current period's credit is less than that calculated using the statutory rates since the recognition of deferred tax benefits have been limited because realization is not assured.

   Income (loss) from discontinued operations relates to the Company's subsidiaries which manufactures commercial valves and hydraulic systems, and marketed alkali products.

   On August 31, 1995, the Company sold certain machinery and equipment, and contract rights, and thereby effectively selling the on-going operations of the subsidiary which markets alkali products to a competitor. The decision to sell the segment was influenced by the recent loss of two contracts (effective May 1, 1995 and July 1, 1995) which accounted for approximately 64% of the subsidiary's revenues for the twelve months ended June 30, 1995. Management believes the loss of such revenues would likely have resulted in the need to infuse capital into the segment in order to meet its on-going expenses. The Company received a cash payment of $600,000 for certain machinery and equipment, contract rights, rights to the subsidiary's name and a non-compete covenant, and is entitled to additional payments of up to $25,000 which are contingent upon the availability of lime slurry from a specified source to the purchaser. The Company has reported a gain from the sale of $262,000 which is net of taxes of $155,000. The Company intends to liquidate the remaining fixed assets of the subsidiary and has included the book value of the property, buildings and equipment not part of this transaction under the caption assets held for sale on the accompanying balance sheet. The amount reported as income (loss) from discontinued operations of $35,000 and $(17,000) for the nine months ended September 30, 1995 and 1994, respectively, is reported net of a provision for income taxes (credit) of $18,000 and $(9,000), respectively.

   On October 24, 1995, the Company executed a stock purchase agreement pursuant to which the Company's wholly-owned subsidiary, THV Acquisition Corp. ("THV") agreed to sell all of the issued and outstanding stock of HVHC, Inc. ("HVHC"), the parent of Hunt Valve Company, Inc. ("Hunt"). The assets of Hunt may be deemed to represent substantially all of the assets of the Company; therefore, the sale is subject to approval by the Company's shareholders.

   The purchase agreement provides that at the closing the purchaser shall purchase the HVHC common stock from THV for $18.0 million in cash, reduced by the sum of (i) the amount of Hunt's indebtedness for borrowed money as of the closing of the proposed sale ("Funded Debt"), (ii) the amount required to redeem the lender warrants held by Hunt's senior secured note holders, (iii) the amount required to be paid by Hunt to THV upon the redemption by Hunt of its issued and outstanding 7% preferred stock, without par value, all of which is owned by THV, (iv) the amount required to be paid by Hunt to THV in repayment of the senior subordinated note issued by Hunt to THV in the original principal amount of $500,000 and (v) any other intercompany payments required to be made by Hunt or HVHC on or prior to the closing of the transactions contemplated by the purchase agreement. A portion of the net proceeds, $750,000, is to be placed in escrow to secure the Company's indemnification obligations to the purchaser under the purchase agreement, including indemnification for any payments made by Hunt after the closing in respect of income taxes owed by the Company during the period that Hunt was a member of the Company's consolidated tax group. The escrow will terminate upon the earlier to occur of (i) the release of all funds from escrow in accordance with the terms thereof or (ii) the later to occur of (x) the expiration of the applicable statute of limitations for the assessment of federal income taxes for all taxable years with respect to which Hunt or HVHC were members of the Company's consolidated tax group and (y) the satisfaction by the Company of all assessments or other claims by the Service for taxes of the consolidated tax group during such years (See Note 2 of Notes to Consolidated Financial Statements contained herein for information regarding interested parties to the transaction and the acquisition of Hunt's senior term loan by a designee of the purchaser).

   The Company expects the sale to be completed on or before December 31, 1995 and anticipates net cash proceeds from the proposed sale of approximately $4,187,000 if closed on or around that date. The Company has estimated a loss on the proposed sale of approximately $1,150,000 for financial reporting purposes. The loss has been reported as of September 30, 1995 and includes estimates of costs to be incurred in connection with the sale, operating results through the date of disposition, a charge related to the write-off of unamortized debt issuance costs and debt discounts on Hunt's senior secured loan in connection with the sale, and amounts payable to Hunt's lenders due to the early prepayment of amounts borrowed under such loan and revolving credit facility.

   Consolidated net loss for the nine months ended September 30, 1995 was $1,024,000 or $.36 per share, compared to net loss of $293,000, or $.10 per share, for the nine months ended September
30, 1994.

Results of operations for the three months ended September 30, 1995 compared to the three months ended September 30, 1994

   Consolidated revenues by business segment for the three months ended September 30, 1995 and 1994 were as follows (in $000):

                                     1995           1994
     Electricity Generation          $ 36           $ 74
     Environmental Services            92            131
     Intercompany                     (48)           (71)
       Total                         $ 80           $134

   Consolidated revenues decreased 40%, or $54,000 for the three months ended September 30, 1995, compared to the same period of 1994.

   Revenues from operations which generate electricity from methane gas were $36,000, a decrease of $38,000 or 51% compared to the same period last year. The decline is the result of down-time for repairs to the electric generating equipment due to the continuation of a series of equipment failures. The environmental services subsidiary contributed $44,000 to consolidated revenues versus $60,000 for the same period last year. Approximately 52% of the environmental services subsidiary's revenues for the period were to either other members of the consolidated group or third parties providing services to another member of the consolidated group, and, were, therefore, eliminated in consolidation, versus 54% for the same period last year.

   Consolidated direct operating costs for the three months ended
September 30, 1995 were $79,000, a decrease of 18%, or $17,000, when compared to the same period of 1994, due primarily to the decrease in sales volume.

   Consolidated selling, general and administrative expenses for the three months ended September 30, 1995 increased $290,000 or 57%, from the same period last year to $803,000, due primarily to a $215,000 increase in professional fees and a $50,000 charge related to an increase in the bad debt reserve pertaining to a note held by the Company.

   The Company's consolidated operating income for the three months ended September 30, 1995 decreased to a loss of $802,000, from a loss of $475,000 in 1994.

   Investment income decreased by $23,000 to $67,000 for the three months ended September 30, 1995 from the comparable period last year.

   Consolidated interest expense increased $40,000 to $78,000 for the three months ended September 30, 1995 compared to the same period last year, due primarily to an increase in the amount of interest accrued during the period on amounts reserved for income taxes, as discussed below.

   The Company charged $35,000 and $166,000 against income for the three months ended September 30, 1995 and 1994, respectively, to reflect a reduction in the carrying value of its investment in computer equipment. The charges reflect a decline in the current market value of IBM mainframe computer equipment.

   In September 1995, the Court approved a settlement of litigation regarding the allocation of the cost of remediation of a site in Carlstadt, New Jersey, on which the Company had operated a solvents recovery facility. The settlement agreement substantially relieves the Company from future obligations with respect to the site in exchange for a cash payment of $81,000, proceeds of the settlement of certain insurance claims and an assignment of Carlstadt-related claims that had been filed against the Company's excess insurance carriers. The Company has recognized income of $1,451,000 in September 1995 due to the reversal of the balance of amounts previously accrued for future expenditures related to the site.

   Consolidated miscellaneous income for the three months ended September 30, 1995 increased $100,000 to $126,000 when compared to the same period of 1994 due primarily to the recognition in 1995 of $106,000 of deferred gain related to the sale of real property in 1992.

   The consolidated income from continuing operations before income tax (credits), was $729,000 for the three months ended
September 30, 1995, compared to a loss of $563,000 for the same period last year.

   Income tax credit for the three months ended September 30, 1995 equalled $210,000, a $188,000 increase over the $22,000 credit for 1994.

   Income (loss) from discontinued operations relates to the operations of the Company's subsidiaries which manufactures commercial valves and hydraulic systems and markets alkali products (see discussion regarding sale of these segments in management's discussion of the results of operations for the nine months ended September 30, 1995).

   Consolidated net income for the three months ended September
30, 1995 was $128,000, or $.05 per share, compared to a net loss of $430,000, or $.15 per share, for the three months ended
September 30, 1994.

Liquidity and Capital Resources

Liquidity

   Net cash used by operating activities for the nine months ended September 30, 1995 increased to $935,000 from $338,000 when compared to the same period last year, due in part to the inclusion of activities of the discontinued segments in 1994.
Net cash provided by investing activities increased for the current period to $1,479,000 from $693,000, due in part to $600,000 in proceeds from the sale of a discontinued segment in the current period. The amount of cash used in financing activities decreased to $185,000 from a use of $894,000 for the same period last year. Funds held by the Company in the form of cash and cash equivalents increased as of September 30, 1995 to $1,233,000 from $1,086,000. The sum of cash, cash equivalents and marketable securities as of September 30, 1995 increased $241,000 to $3,580,000 when compared to last year.

   Working capital was $5.8 million and the ratio of current assets to current liabilities was 2.6 to 1 as of September 30, 1995, versus $7.5 million and 3.5 to 1 as of December 31, 1994.

   The Company will be facing significant cash requirements due to (i) the settlement of certain issues in the litigation before the United States Tax Court as described below, (ii) the recognition in 1995 to 1997 of deferred taxable income generated from the Company's investment in computer equipment, and (iii) expenses associated with environmental remediation activity and related litigation. In light of its need for liquidity to address these obligations, the Company has been required to initiate sales of significant assets, including operations of Cal-Lime and the capital stock of Hunt, the Company's principal operating subsidiary.

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

Taxes

   In 1991, the Internal Revenue Service (the "Service") asserted numerous adjustments to the tax liability of the Company and its subsidiaries for tax years 1980 through 1988, along with interest and penalties thereon. In 1993, after the conclusion of administrative proceedings before the Service, the Service issued a deficiency notice to the Company, asserting adjustments to income of $33.3 million, and a corresponding deficiency in federal income taxes of approximately $13.5 million, as well as penalties of $2.5 million and interest on the asserted deficiency and penalties. In addition, the Service challenged the carryback of losses incurred by the Company in taxable years 1989 through 1991, thereby bringing those years, which had been the subject of an ongoing audit, into the Tax Court case. The 1989-1991 tax audit is discussed below. The Company filed a petition with the Tax Court contesting many of the proposed adjustments asserted in the deficiency notice. On June 5, 1995 and August 14, 1995, respectively, the Company and the Service executed a stipulation of settlement and a revised stipulation of settlement covering most of the adjustments asserted in the deficiency notice. On September 18, 1995, the Company's Board of Directors approved a proposed settlement of additional issues for which the Service had sought adjustments to income totalling approximately $5.8 million. The Service has agreed in principle to the proposed settlement. Taking into account the proposed settlement, the Company has accepted approximately $5.2 million of the $33.3 million of total proposed adjustments to income. Many of the adjustments accepted by the Company relate to issues on which the Service would likely have prevailed in court. If the Service accepts the recent settlement proposal that was approved by the Company's board and agreed to in principle by the Service, the Service will have conceded adjustments totalling $27.4 million of taxable income as well as penalties.

   The Company has incurred net operating loss and tax credit carryforwards that will partly offset the taxable income resulting from the settled adjustments. This will reduce the federal liability that will result from the settlements, including the recently proposed settlement, to approximately $1,280,000 ($94,000 of taxes and $1,186,000 of interest as of
September 30, 1995). The settlements also will result in approximately $495,000 of state liabilities ($211,000 of state income tax and $284,000 of interest as of September 30, 1995), not including penalties and penalty interest that may be assessed by the states involved. Payment of the federal tax liability and interest resulting from both the settled adjustments and any issues litigated before the Tax Court will be due after the conclusion of the Tax Court case. The date for payment of the state tax liabilities varies by state. The first of such payments, in the amount of approximately $284,000 including interest to September 30, 1995, will be made in full by the end of the first quarter of 1996 absent an agreement permitting payment in installments.

   The use of the Company's net operating loss and tax credit carryforwards to offset the settled adjustments will reduce the net operating loss and tax credit carryforwards that otherwise would have been available to offset the future tax liabilities that will arise when the Company recognizes an estimated $15.8 million of taxable income attributable to deferred tax liabilities generated by the Company's investment in leased computer equipment. Approximately $5.8, $6.5 and $3.5 million of taxable income is anticipated for 1995, 1996 and the first seven months of 1997, respectively, on account of the deferred taxes.

   The Company's accrual of $2,634,000 as of September 30, 1995 for taxes and interest relating to the Tax Court litigation does not give affect to the pending settlement because the settlement has not yet been formally accepted by the Service.

   The Service has concluded an audit of the Company's federal income tax returns for 1989 through 1991, and has questioned certain deductions claimed by the Company in connection with its investment in leased computer equipment. The Service also challenged certain real property deductions and certain expenses that were deducted by the Company, but that the Service believes should have been capitalized. The deductions challenged by the Service for 1989 through 1991 will be addressed in the pending Tax Court litigation because those deductions resulted in net operating losses that were carried back and deducted in years covered by the Tax Court litigation. Settlement discussions on the 1989-1991 issues are just beginning. If the Service prevails in disallowing the computer equipment deductions, the Company's taxable income for 1989 through 1992 would be materially increased and its taxable income from the computer equipment for 1994 through 1997 would be reduced by a corresponding amount.

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

   The execution of the contracts between SCA and the contractors has not relieved the Company of liability for such costs since the Company entered into an agreement with SCA and certain affiliates ("SCA Group") in 1986 which allocated 75% of the costs incurred by the parties for the remediation of the site to the Company. The Company filed a demand for arbitration in 1993 seeking rescission or reformation of the agreement with the SCA Group. During March 1995, the SCA Group filed a demand for arbitration seeking reimbursement from the Company of $10.7 million, which equals 75% of the $14.3 million of remediation expenses purportedly funded by WMX through December 31, 1994.
The status of such arbitration demands, as yet unresolved, is described in Part II, Item 1 of this report.

   The contractors have essentially completed the construction required under the Orders, and the Company is awaiting EPA's acknowledgment of same. Operation of the treatment plant and maintenance of the facilities is being conducted by an affiliate of SCA.

   A study of an approximating one acre area, adjacent to the enclosed mound is about to begin with the intent to determine the extent of apparent contamination as well as the nature and possible source of the possible contamination. Such property may be added to the scope of remediation addressed in the Orders. Other areas within the vicinity of the site may become the subject of future studies due to the historic use of the area for disposal.

   Additional material adjustments to the Company's current accrual may become necessary as the allocations to all respondents and potentially responsible parties are determined.

Accounting Principles

   Effective January 1, 1994, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 115 ("Accounting for Certain Investments in Debt and Equity Securities"). In accordance with the statement, the Company classifies all debt securities purchased with remaining maturities of less than one year as securities held to maturity which are carried at amortized cost. All other debt and equity securities are classified as securities available for sale which are carried at fair value as determined by quoted market prices. The aggregate excess of fair value over cost of such securities as of September 30, 1995, of $138,000, net of deferred income taxes of $48,000, is included as a separate component of stockholders' equity.

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                   PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

   In 1991, the Internal Revenue Service (the "Service") asserted numerous and, in some cases, significant adjustments in connection with its audit of the Company's federal income tax returns for the years 1982 through 1988. In 1993, the Service issued a deficiency notice to the Company, asserting a deficiency in federal income taxes of approximately $13.5 million, penalties of $2.5 million and a significant amount of accrued interest. The Company filed a petition with the tax court contesting many of the proposed adjustments in the deficiency notice. On June 5, 1995 and August 14, 1995, respectively, the Company and the Service executed a stipulation of settlement and a revised stipulation of settlement covering most of the adjustments asserted in the deficiency notice. On September 18, 1995, the Company's Board of Directors approved a proposed settlement of additional issues for which the Service had sought adjustments to income totalling approximately $5.8 million. The Service has agreed in principle to the proposed settlement. Taking into account the proposed settlement, the Company has accepted approximately $5.2 million of the $33.3 million of total proposed adjustments to income. The adjustments accepted by the Company relate principally to issues on which the Service would likely have prevailed in court. If the Service accepts the Company's September 18 settlement proposal, the Service will have conceded adjustments totalling $27.4 million of taxable income and penalties. (See Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Taxes, for further information about this matter.)

   The Company has previously reported in its Form 10-KSB for the year ended December 31, 1994 about litigation brought by a group of generators and transporters of waste handled at a site in Carlstadt, New Jersey (the "Carlstadt Site") against the Company, Inmar Associates, Inc. ("Inmar"), a company owned and controlled by Marvin H. Mahan, a former officer, director and principal shareholder of the Company, and Mr. Mahan, the purpose of which was to allocate to the Company, Inmar and Mr. Mahan a portion of the costs of remediating the Carlstadt Site under orders of the EPA mandating such remediation. In September 1995, the Court approved a settlement among Transtech, Inmar and these generators and transporters and other parties who have contributed to the costs of the remediation pursuant to which Transtech, Inmar and Mr. Mahan agreed to (i) pay $4.1 million of proceeds from settlements with primary insurers of a coverage action brought by the Company and Inmar against their primary and excess insurers,
(ii) pay an additional $145,000, $72,500 from Transtech and $72,500 from Inmar and Mr. Mahan, and (iii) assign their Carlstadt Site-related insurance claims against an excess insurer, in exchange for a complete release from these parties of all liability arising from or on account of environmental contamination at the Carlstadt Site and the parties' remediation of the same.

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

               PART II. OTHER INFORMATION, Cont'd

      In 1993, the Company's demand for arbitration concerning, (among other things), the enforceability of provisions of the 1986 agreement among the Company, the SCA Group and others allocating the costs of the remediation of the Kin-Buc Landfill 75% to the Company (jointly and severally with others), and 25% to the SCA Group was stayed pending a decision by the Supreme Court of New York County (the "Court"), on motion of the SCA Group, that the Company's demand for arbitration was barred by the statute of limitations. In October 1995, a referee appointed by the Court to determine when the Company knew or should have known facts giving rise to its legal right to challenge the 1986 agreement (that is, what the cost to remediate the Kin-Buc Landfill would be), found that the Company knew or should have known such facts as early as 1986. The Company plans to object to the adoption by the Court of the referee's report, but if the Court should accept it, it could permanently enjoin the Company's arbitration.

      In March 1995, while the Court's referral on the Company's arbitration was pending, the SCA Group demanded that an arbitrator enforce the cost allocation provisions of the 1986 agreement by ordering the Company to reimburse it $10.7 million, or 75% of the $14.3 million of remediation expenses purportedly funded by it through December 31, 1994. On the Company's motion, the Court narrowed the issues to be arbitrated to the amount of funds expended on the remediation and the reasonableness of such expenditures. The Court also made any findings on such issues subject to resolution of the Company's arbitration as to the enforceability of the 1986 agreement. The arbitrators have scheduled discovery, which is ongoing, and a hearing is tentatively set for March 1996.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibits

      Exhibit 10 - Material Contracts

      Exhibit 11 - Computation of Earnings (Loss) Per Common
Share

      Exhibit 27 - Financial Data Schedule

  b) Reports on Form 8-K

      None

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  November 14, 1995     By: /s/ Robert V. Silva
                                  Robert V. Silva, President
                                  and Chief Executive Officer


                                              and


Date:  November 14, 1995     By: /s/ Andrew J. Mayer, Jr.
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary
















                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995


                          EXHIBIT INDEX

EXHIBIT                                                      PAGE
  NO.                                                         NO.

 10     Material Contracts

 10(aq) Amendment No. 14 dated as of July 27, 1995
        between Hunt Valve Company, Inc. and LaSalle
        Business Credit, Inc. to Loan and Security
        Agreement dated January 30, 1987, as amended
        through Amendment No. 5 and Restatement of Loan
        and Security Agreement dated September 27, 1991,
        and as amended through Amendment No. 13 dated as
        of June 27, 1995;                                   33-37

 10(ar) Letter Agreement dated as of July 27, 1995
        between Hunt Valve Company, Inc., Rhode Island
        Hospital Trust National Bank, as Trustee for the
        Textron Collective Investment Trust B, Balboa
        Life Insurance Company and Balboa Insurance
        Company, as consented to by LaSalle Business
        Credit, Inc.                                       38-40

 10(as) Amendment No. 15 dated as of August 28, 1995
        between Hunt Valve Company, Inc. and LaSalle
        Business Credit, Inc. to Loan and Security
        Agreement dated January 30, 1987, as amended
        through Amendment No. 5 and Restatement of Loan
        and Security Agreement dated September 27, 1991,
        and as amended through Amendment No. 14 dated as
        of July 27, 1995;                                  41-49

 10(at) Third Amendment Agreement dated as of August 1,
        1995 between Hunt Valve Company, Inc., Rhode
        Island Hospital Trust National Bank, as Trustee
        for the Textron Collective Investment Trust B,
        Balboa Life Insurance Company and Balboa
        Insurance Company, to the Note Agreement dated as
        of August 15, 1991;                                50-57

10(au)  Settlement Agreement approved in September 1995
        among Transtech Industries, Inc., Inmar
        Associates, Inc., Marvin H. Mahan and certain
        members of the 216 Paterson Plank Road
        Cooperating PRP Group.                             58-94

 11     Computation of Earnings (Loss) Per Common Share       95

 27     Financial Data Schedule                              N/A