Form 10KSB/A
period 1994-12-31
TRANSTECH INDUSTRIES INC
filed 1996-02-07
CIK 87799

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

Commission file number: 0-6512

                        TRANSTECH INDUSTRIES, INC.
              (Name of small business issuer in its charter)

                    Delaware                               22-1777533
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)              Identification No.)

 200 Centennial Avenue, Suite 202, Piscataway, New Jersey      08854
      (Address of principal executive offices)              (zip code)

Issuer's telephone number, including area code:  (908) 981-0777

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:

                       Common Stock, $.50 par value
                             (Title of Class)

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

     None.

                                                         Page 1 of 54 pages

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES
                        ________________

                          FORM 10-KSB/A
              FOR THE YEAR ENDED DECEMBER 31, 1994

     The registrant filed Form 10-KSB for the year ended December 31, 1994 on April 14, 1995. On May 5, 1995, the registrant filed a Form 10-KSB/A amending and restating Part I, Item 3 of this Form 10-KSB in its entirety. This filing of Form 10-KSB/A is being made for the following purposes:

     (a)  to amend and restate Part I, Item 1 (Description of
Business) in its entirety;

     (b)  to further amend and restate Part I, Item 3 (Legal
Proceedings) in its entirety;

     (c)  to amend and restate Part III, Item 10 (Executive
Compensation) in its entirety;

     (d)  to amend and restate Part III, Item 12 (Certain
Relationships and Related Transactions) in its entirety; and

     (e) to amend and restate, in their entirety, the following portions of Exhibit 13 to such Form 10-KSB (Annual report to stockholders):

          (i)  Liquidity, in Liquidity and Capital Resources,
     Management's Discussion and Analysis or Plan of Operations;

         (ii)  Capital, in Liquidity and Capital Resources,
     Management's Discussion and Analysis or Plan of Operations;

        (iii)  Remediation and Closure Costs, in Liquidity and
     Capital Resources, Management's Discussion and Analysis or
     Plan of Operations;

         (iv)  Note 7 - Long-term Debt, Notes to Consolidated
     Financial Statements;

          (v)  Note 8 - Remediation and Closure Costs, Notes to
     Consolidated Financial Statements;

         (vi)  Note 11 - Legal Proceedings, Notes to Consolidated
     Financial Statements;

        (vii) Note 14 - Segment Information, Notes to Consolidated Financial Statements; and

       (viii)  Report of Independent Certified Public Accountants.

                              I N D E X

                                                              Page(s)

Part I,   Item 1.   Description of Business.                   4 - 11

Part I,   Item 3.   Legal Proceedings.                        12 - 19

Part III, Item 10.  Executive Compensation.                   20 - 22

Part III, Item 12.  Certain Relationships and Related
                    Transactions.                             23 - 25

Exhibit 13.
Annual report       Management's Discussion and Analysis
to stockholders.    or Plan of Operations.

                         Liquidity and Capital Resources:

                              Liquidity                            26

                              Capital                         27 - 28

                              Remediation and Closure
                              Costs                           29 - 30

Exhibit 13.
Annual report       Notes to Consolidated Financial
to stockholders.    Statements.

                         Note 7 - Long-term Debt              31 - 35

                         Note 8 - Remediation and
                         Closure Costs                        36 - 41

                         Note 11 - Legal Proceedings          42 - 50

                         Note 14 - Segment Information             51

Exhibit 13.
Annual report       Report of Independent Certified
to stockholders.    Public Accountants.                       52 - 53

Signatures                                                         54

Part I, Item 1.   Description of Business.

General

     Transtech Industries, Inc. ("Transtech") was incorporated under the laws of the State of Delaware in 1965. Transtech, directly and through its subsidiaries (Transtech and its subsidiaries collectively referred to as the "Company"), is primarily engaged in the following lines of business:

     - since September 1991, the manufacture and sale of specialty directional and flow control valves, fluid power components, hydraulic and pneumatic cylinders, and complete valve systems for commercial and military use; and

     - the marketing of carbide lime and other high alkali products used as neutralization agents in municipal and industrial wastewater treatment plants.

     In addition, Transtech and its subsidiaries have investments in computer leases, generate electricity from methane gas, supervise and perform landfill monitoring and closure procedures, and manage methane gas recovery operations.

     The Company and certain subsidiaries were previously active in the resource recovery and waste management industries. These activities included the operation of three landfills and a solvents recovery facility. Although these sites are now closed, the Company continues to own and/or remediate them and has both incurred and accrued for the substantial costs associated therewith (see Item 3 - Legal Proceedings).

     At December 31, 1994, the Company employed 163 persons on a full-time basis, 81 of whom are represented by the United
Steelworkers Union.

     Valves. Hunt Valve Company, Inc. ("Hunt"), an Ohio corporation, located in Salem, Ohio, manufactures specialty directional and flow control valves, fluid power components, hydraulic and pneumatic cylinders and complete valve systems for commercial and military use. Hunt conducts its operations through two divisions, Hunt Valve ("HV"), and Waeco. Hunt's sales constituted 91%, 89% and 92% of the Company's consolidated operating revenue in 1992, 1993 and 1994, respectively.

     Sales from the HV division approximated 51% of Hunt's sales in the year ended December 31, 1994. The HV division manufactures hydraulic and pneumatic directional and flow control valves and cylinders, hydraulic pumps and complete systems, including valve stands and power units. Its products are sold principally to the primary metals industry, and, to a lessor extent, the automotive, glass, pulp and paper, textile, city sewage and water treatment industries.

     The HV division is one of the few domestic producers of high water-based fluid power products. The Company believes that water-based hydraulic fluid power products offer several advantages over traditional oil-based systems, including reduced environmental concerns, non-flammability and lower fluid costs. The lower viscosity of water versus oil generally requires high water-based products to be manufactured to closer tolerances. These closer tolerances result in a product which is less subject to wear, requires lower energy and maintenance costs and has a longer life than comparable oil-based products.

     The HV division produces standard products, but in many applications, the standard products are modified and become specialty items used where problems arise with existing components or in new equipment that has stringent performance requirements.

     Sales from the Waeco division approximate 49% of Hunt's sales in the year ended December 31, 1994. The Waeco division manufactures steam and water two-way shutoff valves, including globe, gate and check valves. These valves are based on standard designs, differing with respect to size and material. Waeco valves are used in military applications and are sold to the United States Navy and major shipyards. The Waeco division also produces large (up to twelve inches) naval valves under the Steam Specialties name. The Waeco division also manufactures pressure relief valves, refueling-at-sea equipment and specialty products, including electric brakes and couplings, principally for use on Navy ships and submarines, under the Union Flonetics name.

     On October 4, 1994, Hunt purchased from P.J. Valves, Inc. certain machinery and equipment, contract rights and technology required to produce certain valves and related products. The transaction provides Hunt with additional product lines, primarily a line of ball valves designed for military applications. The net purchase price for the assets approximated $370,000. During 1994, Hunt recognized sales of $69,000 related to the acquired product lines.

     Hunt competes primarily on the basis of product quality and performance. This is especially true for those products with military applications, as few companies can provide the production methods, quality levels, testing and traceability of components required by the government and insured by the presence of government inspectors at Hunt's facility. The number of competitors the HV division encounters varies with each of its served markets, ranging from three competitors for applications requiring certain water-based products to approximately ten for applications requiring pneumatic controls.

     Hunt distributes its products through its own sales staff and a network of third-party sales representatives and distributors located in the United States, Europe, South America and Asia.

     Hunt manufactures all of its products at its 100,000 square foot facility in Salem, Ohio, located between Youngstown and Pittsburgh. Hunt employs approximately 140 people, 81 of whom are represented by the United Steelworkers Union. The current three year contract with the union members was ratified on March 19, 1993. During the negotiation process, Hunt experienced an 11 day strike. Since then, Hunt's relationship with the union members has been satisfactory.

     Hunt's products utilize a variety of raw materials, including stainless steel, aluminum, cast iron and brass. Hunt believes that there are multiple sources available for these materials at competitive prices. Hunt also utilizes casting and forging produced by third-party foundries and machine shops. Replacing such sources is not a significant concern. Hunt's top five suppliers accounted for approximately 29% of production materials purchased during the year ended 1994. A significant factor affecting Hunt's purchases is the volatility of prices of high alloy metals used primarily in military lines.

     The Waeco division has a high concentration of customers due to the limited number of major shipyards in the United States.
Five customers accounted for at least 66% of Waeco's annual sales during the year ended December 31, 1994, and one of the five customers accounted for approximately 26% of its net sales for the year. This one customer accounted for approximately 11.8% of the Company's 1994 consolidated operating revenues. None of the HV division's customers accounted for more than 7% of the HV division's sales, with its top five customers accounting for 23% of the division's sales for 1994.

     Hunt holds three U.S. patents (one of which expires in June
1995), three British patents, and two Canadian patents on various products and has rights to three additional U.S. patents developed by an affiliate (one of which expired during 1993). The Company believes the expiration of the patents will have little effect on its operations.

     Expenditures related to research and development activities approximated $79,000 in 1994, $132,000 in 1993 and $147,000 in
1992.

     All of the issued and outstanding stock of Hunt was acquired by the Company from two individuals, unaffiliated with the Company, on September 27, 1991, when THV Acquisition Corp., a wholly-owned subsidiary of Transtech, acquired all of the stock of Hunt's parent, HVHC, Inc. ("HVHC"), whose sole asset was Hunt.

     The consideration paid to the sellers for the capital stock of HVHC consisted of $9.7 million in cash, including an aggregate of $200,000 in consideration for non-competition agreements from the sellers (the "Cash Payment"), plus $500,000 payable in the form of two junior subordinated five-year promissory notes of Hunt, payable in 60 equal monthly installments of principal commencing October 1, 1991 and bearing interest at a variable annual rate equal to 2.5% above Texas Commerce Bank's "prime rate."

     THV Acquisition Corp. and its wholly-owned subsidiary invested $2.5 million in common stock of Hunt and an additional $2 million in 7% preferred stock of Hunt. The $5.2 million balance of the Cash Payment, the refinancing of approximately $7.8 million of existing debt of Hunt and HVHC, and additional funds for Hunt's working capital were provided by a revolving loan facility and an aggregate of $11.5 million in term loans to Hunt. The loans are secured by substantially all of the assets of Hunt. Hunt issued ten-year nominal exercise price warrants to the lenders of the term loans to acquire up to an aggregate of 19.34% of the common stock of Hunt. In addition, the lenders of the term loans are entitled to minority representation on Hunt's board of directors.

     The terms of the financing restrict the distribution of cash to corporate affiliates of Hunt to management fees, preferred stock dividends and amounts due under tax sharing arrangements. The payments of management fees and preferred stock dividends are subject to Hunt's financial performance and maintenance of certain loan covenants (see Note 7 to the Consolidated Financial Statements contained within the Company's Annual Report to Stockholders filed herewith as Exhibit 13). Hunt paid $275,000 of management fees during 1994. Preferred stock dividends have not been paid since March 1992. Amounts due under the tax sharing agreement have been made as requested.

     Alkali Products. Through its wholly-owned subsidiary, Cal-Lime, Inc. ("Cal-Lime"), the Company engages in the marketing of high alkali products, primarily lime slurry, to customers needing acid neutralization agents, such as municipal and industrial wastewater treatment plants. Sales from this business constituted 7% of the Company's consolidated operating revenues in both 1992 and 1993, and 5% in 1994.

     Cal-Lime has constructed and maintains specialized mixing and storage facilities for the production of slurry. The facilities provide the ability to tailor Cal-Lime's products and services to fit the needs of its customers. Cal-Lime has one significant competitor in its market area (Pennsylvania, New Jersey, New York, Connecticut, Massachusetts and Rhode Island). Cal-Lime competes on the basis of product quality, price and service.

     Cal-Lime's lime slurry is a blend of either carbide lime, a by-product of the production of acetylene gas, or in certain circumstances high calcium hydrate lime, and water. One of Cal-Lime's three suppliers of carbide lime slurry discontinued the supply of that product around November 1992, but renewed production in October 1994. A second supplier drastically reduced production and eventually ceased operations during 1994 after filing a petition under Chapter 11 of the U.S. Bankruptcy Code during 1993. As a result, Cal-Lime has been supplying certain customers with a product blended from higher priced hydrate lime, and raised the price of its product. Cal-Lime has 15 years remaining on an exclusive contract with the third supplier. Cal-Lime has not experienced shortages in the supply of hydrate lime.

     Computer Leasing. In July 1989, Transtech entered into a purchase agreement (the "Computer Purchase Agreement") with The Tax Strategy Group, Inc. ("TSG") pursuant to which Transtech purchased certain high-end IBM mainframe computer equipment (the "Equipment") subject to a master lease with Computer Leasing, Inc. for a term of eight years (the "Master Lease") and user leases of varying terms. The purchase price of the Equipment was $35.8 million, $2.6 million of which was paid in cash at closing and the balance of $33.2 million payable in equal consecutive monthly installments of $586,741 representing principal and interest at the rate of 13.5% per year over an eight year period.

     Pursuant to the Computer Purchase Agreement and the Master Lease, the monthly rental income under the Master Lease equals the Company's monthly payments to TSG. Commencing in July 1994, the Company began receiving additional rental income equal to 75% of rents actually paid by users of the Equipment through the expiration of the Master Lease. During the period of 1989 through 1993, the Company had the benefit of deductions for accelerated depreciation and interest expense in excess of rental income. The annual rental income for 1994 exceeded such annual tax deductions, generating taxable income in 1994, and shall continue to do so through July 1997.

     Beginning in 1991, the Company has reduced its estimates of future rentals and residual values to reflect the decline in market values and lease rates of equipment of the type subject to this lease. Accordingly, for the year ended December 31, 1992, the Company recorded a charge to earnings and reduced its investment in this leveraged lease by $2,255,000 to reflect a 30% reduction in estimated future shared rentals under the user leases and a 40% reduction in the estimated residual value of the Equipment at the termination of the Master Lease. For the year ended December 31, 1993, the Company recorded a $2,739,000 charge to earnings to reflect a 58% reduction in estimated future shared rentals under the user leases. For the year ended December 31, 1994, the Company recorded a charge of $1,819,000 to earnings to reflect a 53% reduction in estimated future shared rentals and 75% reduction in the estimated residual value. The Company believes that the carrying value of its investment in this leveraged lease at December 31, 1994 approximates its net realizable value; however, there can be assurance that future adjustments to its carrying value will not be required to give effect to further market declines in equipment values or lease rates for computer equipment of the type subject to this lease.

     Terms of the Computer Purchase Agreement grant the Company the right to require TSG to repurchase the Equipment if the lease's cumulative financial benefits to the Company through December 31, 1994 or 1995 are less than a specified amount as measured by the rate of return on its investment. This right is exercisable in the first two months of 1995 or 1996, and is forfeited for the remaining life of the Computer Purchase Agreement if not exercised when it is first available. The purchase price of the Equipment which TSG would be required to pay the Company upon the exercise of the right would equal the amount necessary for the Company to achieve the specified rate of return. The rate of return through December 31, 1994 remains greater than the specified amount. It is unlikely that this right will be exercisable based on performance to date.

     Other Businesses. Subsidiaries of the Company have been involved in the recovery of methane gas and the operation of methane gas-fueled electric generators. Electricity so generated is sold to local utilities. Sales of electricity constituted 2%, 3% and 2% of the Company's consolidated operating revenues in 1992, 1993 and 1994, respectively.

     Another subsidiary of the Company supervises and performs certain landfill maintenance, monitoring and closure procedures, and installs and operates gas recovery systems and methane gas-fueled electric generators. Sales to third parties by this subsidiary accounted for 1% of the Company's consolidated operating revenues for both 1993 and 1994. In 1992, the subsidiary's activities had been performed only for other subsidiaries of the Company and, therefore, eliminated in the consolidated results.

Prior Operations

     Landfill and Waste Handling Operations. In February 1987, the landfill owned and operated by Kinsley's Landfill, Inc. ("Kinsley's"), the last of the three solid waste landfills previously owned or operated by subsidiaries of the Company, reached permitted capacity and was closed. Previously, in 1976, the landfill owned and operated by Kin-Buc, Inc. ("Kin-Buc") was closed and, in 1985, the landfill operated by Mac Sanitary Land Fill, Inc. ("Mac") was closed. Pursuant to certain federal and state environmental laws, the Company's subsidiaries continue to be responsible for maintenance and monitoring activities associated with the final closure procedures of these landfills. The closure procedures typically include the final cover, testing and monitoring of the landfill and associated wells. In addition, the Company has incurred significant professional fees in lawsuits regarding these activities and efforts to obtain contributions towards the cost of closure procedures from waste generators and other parties.

     The Company's accruals for closure and remediation activities equal the present value of the Company's estimated share of future costs related to a site less funds held in trust for such purposes. Such estimates require a number of assumptions, and therefore may differ from the ultimate outcome. The costs of litigation associated with a site are expensed as incurred. The Company has accrued remediation and closure costs for the Kin-Buc landfill, Kinsley's landfill, Mac landfill and the Carlstadt facility, formally a solvents recovery operation. Amounts held in certain trusts dedicated to these activities and certain prepaid expenses are netted against the accrual for presentation in the Company's balance sheet.

     Kinsley's landfill and Mac landfill are in the maintenance phase of their respective closure plans.

     During 1993, a $22 million contract was awarded for the construction of a containment system and leachate treatment plant at the Kin-Buc landfill in accordance with the engineered design and standards accepted by the United States Environmental Protection Agency ("EPA") in satisfaction of certain closure requirements (such closure requirements referred to herein as the "EPA Orders"). The contract was to be financed through funds available in a trust established in 1993 with the proceeds from settlements obtained from a portion of the defendants in a lawsuit initiated by the Company in 1990 to obtain contributions from its former customers toward the remediation of the site. During May 1994, the Company met with representatives of EPA to discuss the impact delays in securing settlement proceeds would have on the Company's ability to finance the construction within the time frame required by EPA. In July 1994, after meeting with EPA, SCA Services, Inc. ("SCA"), an affiliate of WMX Technologies, Inc. ("WMX") and a respondent to EPA's Orders, entered into a contract with the contractor installing the containment system and treatment plant, thereby alleviating the potential for delays in this phase of the construction due to financial limitations. WMX, formerly known as Waste Management, Inc., had previously provided EPA with a financial guaranty of SCA's and the Company's obligations under the EPA Orders. In August 1994, a contract was awarded by SCA for certain activities mandated by the EPA Orders for the remediation of certain areas neighboring the Kin-Buc landfill. Construction on this aspect of the remediation commenced during the third quarter of 1994.

     The execution of the contracts between SCA and the contractors does not relieve the Company of liability for such costs since the Company entered into an agreement with SCA in 1986 which allegedly obligates the Company to bear 75% of the costs incurred by the parties for the remediation of the site. The Company filed a demand for arbitration in 1993 seeking rescission or reformation of the agreement with SCA. During March 1995, WMX filed a demand for arbitration seeking reimbursement from the Company of $10.7 million, which equals 75% of the $14.3 million of remediation expenses purportedly funded by WMX through December 31, 1994. The status of such arbitration demands, as yet unresolved, is described in Item 3 - Legal Proceedings.

     If the current phase of the remediation does not proceed in accordance with the EPA Orders, EPA could bring an action against the Company and the other respondents to the EPA's Orders for the imposition of fines for such violations. Management anticipates EPA's requirements will be met.

     Additional material adjustments to the Company's current accrual may become necessary as the above costs are incurred and weighed against allocations to other respondents and potentially responsible parties.

     At December 31, 1994, the Company has accrued approximately
$23.7 million for its portion of the estimated closure and remediation costs of these landfills. Of such amount, approximately $9.3 million is held in trusts maintained by trustees for post-closure activities at Kinsley's landfill (see Item 3 -
Legal Proceedings).

Part I, Item 3.  Legal Proceedings.

     As to the Kin-Buc Landfill

     In 1966, Kin-Buc, Inc. ("Kin-Buc"), a wholly-owned subsidiary of Transtech Industries, Inc. ("Transtech"), leased approximately 19 acres of land in Edison, New Jersey from Inmar Associates, Inc. ("Inmar"), a corporation controlled by Marvin H. Mahan, a former officer, director and principal shareholder of Transtech, and operated a waste disposal facility at that site. In 1969, another wholly-owned subsidiary of Transtech, Filcrest Realty, Inc. ("Filcrest") acquired a number of lots near Kin-Buc's site and several contiguous to it. In September 1975, Transtech and SCA entered into an agreement pursuant to which a wholly-owned subsidiary of SCA, Chemical Waste Management of New Jersey, Inc. ("CWMNJ"), and a wholly-owned subsidiary of Transtech, Wastequid, Inc. ("Wastequid"), formed a partnership known as Earthline Company ("Earthline"). In connection with the formation of this partnership, Kin-Buc entered into two new leases with Inmar, superseding and replacing the 1966 lease. Pursuant to these leases, Kin-Buc leased a total of 77 acres from Inmar, 27 acres, including the original 19 acre disposal site, in one lot, and 50 acres in a contiguous lot. Simultaneously therewith, Earthline entered into an agreement with Kin-Buc permitting it to dispose of waste at the leased site. From 1972 through 1976, the Kin-Buc site operated as a state approved facility for the disposal of solid and liquid industrial and municipal waste. In July 1976, it stopped accepting liquid waste. In December 1976, Kin-Buc acquired title to the 27 acres it had been leasing from Inmar. In 1977, Kin-Buc stopped accepting solid waste at the site. Such site is referred to herein as the Kin-Buc Landfill. In February 1979, EPA brought suit in the United States District Court for the District of New Jersey against Transtech, Kin-Buc and Filcrest, certain former officers, directors and shareholders of Transtech, and Inmar in connection with the ownership and operation of the Kin-Buc Landfill. This suit was placed on administrative hold by the Court because Transtech and SCA agreed to undertake the remediation of the site. This suit remains on administrative hold.

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

     In 1991, 1992 and 1993, Transtech, Kin-Buc, Filcrest, SCA, CWMNJ and Wastequid (the "Kin-Buc Response Group") presented settlement proposals to approximately 300 of these 450 PRPs; of the 450, these 300 PRPs were believed to be responsible, individually, for no more than 1%, and in the aggregate, no more than 25% of the non-municipal waste disposed of at the Kin-Buc Landfill (the "De Minimis PRPs"). Approximately 200 of the 300 De Minimis PRPs accepted settlement, paying an aggregate of approximately $10 million towards the cost of the remediation of the Kin-Buc Landfill.

     With changes in ownership, mergers, consolidations, insolvencies, bankruptcies, dissolutions and liquidations of the PRPs from the time of their involvement with the Kin-Buc Landfill to the present, approximately 50 Fifty De Minimis PRPs, believed to be responsible, in the aggregate, for approximately 15% of the non-municipal waste disposed of at the Kin-Buc Landfill, remain in the litigation, along with 24 non-De Minimis, or major PRPs, believed to be responsible, in the aggregate, for approximately 75% of such waste.

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

     The Company believes that a portion of the owner-operator share of the cost of the remediation of the Kin-Buc Landfill will be allocated to it by the Court. At this point, management is unable to assess whether this portion will exceed the costs already borne by the Company. Further, it is too early in the proceedings in the Transtech Arbitration and the SCA Arbitration to assess whether the Settlement Agreement will be enforced, and whether, if it is enforced, recoveries from PRPs will be sufficient to satisfy the Company's obligations thereunder. The financial condition of the Company will be materially and adversely affected if the Company is required to make any significant additional contribution to the cost of the remediation.

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

     Management is advised that if a settlement along these lines is not achieved the pending motion for summary judgment as to the Company's liability to the plaintiffs will be granted; subsequent proceedings in the suit will deal with the allocation to the Company of its share of the costs of the remediation. The financial condition of the Company will be materially and adversely affected if the Company is required to make any significant contribution to the cost of the remediation beyond the amounts it has recovered from its insurers.

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

     In a related matter, in October 1989, Transtech (along with owners and operators of industrial sites in the Hackensack meadowlands near Carlstadt, New Jersey) was sued in the United States District Court for the District of New Jersey for contribution towards the cost of remediation of a creek in the Hackensack meadowlands by Morton International, Inc., Velsicol Chemical Corp. and other members of a group of owners and operators of industrial sites in that area who have been ordered to remediate that creek. The claim against the Company is based upon certain provisions of the Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), which imposes liability for the remediation of certain sites jointly and severally upon persons responsible for the generation, transportation and disposal of wastes at such sites. In this regard, the plaintiffs allege that the creek was polluted in part by contamination from wastes handled at the Carlstadt, New Jersey solvents recovery facility operated by Transtech from 1970 to 1975. The plaintiffs have been negotiating with the governmental entities enforcing the remediation as to the scope of the plaintiffs' liability, and, pending the conclusion of these negotiations, have entered into stipulations with the defendants, including Transtech, staying the suit. Since the case was stayed before any discovery had taken place, it is not possible to determine the extent of Transtech's liability in the matter. There is no indication at present as to when the suit will be reactivated.

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

     As to Negotiations with Mahan Interests

     Transtech has been negotiating with Inmar, Tang and Marvin H. Mahan (collectively, the "Mahan Interests") toward a settlement of disputes with Transtech, including those involving the indemnity against liability for remediation of the Kin-Buc Landfill and the demand for damages for loss of value of property adjoining the Kin-Buc Landfill, the sharing of expenses of the AT&T Suit, and the reimbursement of remediation costs at the Tang site. Such negotiations are continuing. The Company believes that, if decided against the Company, the outcome of any suit brought by the Mahan Interests on the basis of any or all such claims would have a materially adverse effect on the financial condition of the Company. Management is unable to determine at this time whether the Mahan Interests will bring suit against the Company on any or all such claims.

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

     During December 1993, a settlement was reached which provided the plaintiffs with a nominal cash payment from the Company and the ability to recover from the Company up to $300,000 for reimbursement of certain expenditures if after two years the plaintiffs are unsuccessful in their efforts to obtain coverage for certain liabilities from the Company's and the plaintiffs' insurance carriers. It is not possible to assess, at this point, whether the plaintiffs will be unable to obtain such coverage.

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

     The financial condition, results of operations and net cash flows of the Company could be materially affected if the Company is either unsuccessful in the defense of the issues remaining in dispute with the Service or unable to settle such issues in a manner which can be funded by the Company's available resources.

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

Part III, Item 10.  Executive Compensation.

                   SUMMARY COMPENSATION TABLE

     The following table summarizes the compensation paid to or earned by the President and Chief Executive Officer (the "Chief Executive Officer") and the Vice President-Finance, Chief Financial Officer and Secretary (the "Named Executive Officer") in the years ending December 31, 1994, 1993 and 1992 ("Fiscal 1994", "Fiscal 1993" and "Fiscal 1992", respectively) for services rendered by them to the Company in all capacities during such years. Both the Chief Executive Officer and the Named Executive Officer were the only executive officers of the Company whose total annual salary and bonus exceeds $100,000 and were serving as executive officers of the Company at December 31, 1994.

                      SUMMARY COMPENSATION TABLE

                            Annual Compensation
                                                      Other
Name and                                              Annual
Principal            Fiscal                           Compen-
Position             Year   Salary       Bonus        sation (a)
Robert V. Silva      1994    $264,000(b)  $48,000(b)   $2,668
President and        1993    $240,431(c)  0            $2,398
Chief Executive      1992    $242,868(d)  $6,750(d)    $  994
Officer

Andrew J. Mayer, Jr. 1994    $126,000     $7,500       $1,270
Vice President-      1993    $120,592     $1,000       $1,200
Finance, Chief       1992    $122,052     0            0
Financial Officer
and Secretary

                         Long Term Compensation
                                    Awards            Payouts

                                         Options/     Long-Term   All
Name and                    Restricted   Stock App-   Incentive   Other
Principal            Fiscal Stock        reciation    Plan        Compen-
Position             Year   Awards       Rights       Payouts     sation

Robert V. Silva      1994    0            0            0           0
President and        1993    0            0            0           0
Chief Executive      1992    0            0            0           0
Officer

Andrew J. Mayer, Jr. 1994    0            0            0           $10,000(e)
Vice President-      1993    0            5,000        0           0
Finance, Chief       1992    0            0            0           0
Financial Officer
and Secretary

     (a) In each case, the amount shown as other annual compensation is the Company's matching contributions to its 401(k) Plan on behalf of the Chief Executive Officer and the Named Executive Officer during each of Fiscal 1994, Fiscal 1993 and Fiscal 1992. In each of Fiscal 1994 and Fiscal 1993, the Company's 401(k) Plan provided for a match equal to 50% of a participant's contribution to the plan in that year, subject to a maximum of (i) 2% of compensation in that year or (ii) applicable Internal Revenue Service limits. In Fiscal 1992, prior to the merger of the Hunt and Company 401(k) Plans, the Hunt Plan provided for a match equal to 50% of a participant's contribution, subject to a maximum of (i) 2% of compensation or
(ii) applicable Internal Revenue Service limits, and the Company Plan provided for a match equal to 10% of a participant's contribution, subject to a maximum of (i) 3% of compensation or
(ii) applicable Internal Revenue Service limits.

     (b) Mr. Silva's Fiscal 1994 aggregate annual compensation of $264,000 was allocated $160,000 to Transtech and $104,000 to Hunt. The bonuses totalling $48,000 were paid by Hunt. Mr. Silva serves as Chairman of the Board of Directors and Chief Executive Officer of Hunt.

     (c) Mr. Silva's Fiscal 1993 aggregate annual compensation of
$240,431 was allocated $160,320 to the Company and $80,111 to Hunt.

     (d) Mr. Silva's Fiscal 1992 aggregate annual compensation of
$242,868 was allocated $162,148 to the Company and $80,720 to Hunt. The bonus of $6,750 was paid by Hunt.

     (e)  Represents Fiscal 1994 director fees paid by Hunt.

                       STOCK OPTION PLANS

     The following table sets forth, with respect to grants of stock options and stock appreciation rights ("SARs") to the Chief Executive Officer and the Named Executive Officer during Fiscal 1994: (a) the number of options granted; (b) the percent the grant represents of total options granted to employees during Fiscal 1994; (c) the per-share exercise price of the options granted; and (d) the expiration date of the options.

                   OPTION/SAR GRANTS IN FISCAL 1994

                               % Of Total
                               Options/SARs*
                     Options/  Granted to      Exercise
                     SARs*     Employees in    or Base      Expiration
Name                 Granted   (#)FiscalYear   Price($/sh)  Date

Robert V. Silva       0         N/A             N/A          N/A
Andrew J. Mayer, Jr.  0         N/A             N/A          N/A

     *No SARs have been issued by the Company.

     The following table sets forth: (a) the number of shares received and the aggregate dollar value realized in connection with each exercise of outstanding stock options during Fiscal 1994 by the Chief Executive Officer and the Named Executive Officer; (b) the total number of all outstanding, unexercised options (separately identifying exercisable and unexercisable options) held by such executive officers as of the end of Fiscal 1994; and (c) the aggregate dollar value of all such unexercised options that are in-the-money (i.e., options as to which the fair market value of the underlying common stock of the Company that is subject to the option exceeds the exercise price of the option), as of the end of Fiscal 1994.

            AGGREGATED OPTION/SAR EXERCISES IN FISCAL 1994
                 AND FISCAL YEAR-END OPTION/SAR VALUES
                                               Number of      Value of
                                               Unexercised    Unexercised
                                               Options/SARs*  In-the-Money
                                               at Fiscal      Options/SARs*
                                               Year-End(#)    at Fiscal Year-
                                                              End($)
                    Shares
                    Acquired On   Value        Exercisable/   Exercisable/
Name                Exercise (#)  Realized ($) Unexercisable  Unexercisable

Robert V. Silva **   0             N/A           50,000/0          0/0
Andrew J. Mayer, Jr. 0             N/A           5,000/0           0/0

     *    No SARs have been issued by the Company.
     **   Excludes warrants to purchase shares of Company's wholly-owned subsidiary HVHC, Inc. discussed in footnote (e) to the table showing security ownership of certain beneficial owners and management contained in Item 11.

                       COMPENSATION OF DIRECTORS

     Directors of the Company who are not also employees are paid annual directors' fees of $1,875 per calendar quarter, plus $500 for attending each meeting of the board. In Fiscal 1994, Arthur C. Holdsworth, III earned fees of $9,000 and Kenneth A. Ernst, a Director of the Company through April 29, 1994, earned fees of $3,000.

Part III, Item 12.  Certain Relationships and Related Transactions.

     RELATED PARTY TRANSACTIONS

     In 1988, Marvin H. Mahan, a former officer, director and principal shareholder of the Company, Inmar Associates, Inc. ("Inmar"), a New Jersey corporation controlled by Mr. Mahan, and Transtech were sued in a civil action in the United States District Court for the District of New Jersey entitled AT&T Technologies, Inc. et al. v. Transtech Industries, Inc. et al. v. Allstate Insurance Company et al. (the "AT&T Suit") by a group of generators of waste (the "AT&T Group") alleging, among other things, that the primary responsibility for the clean-up and remediation of a Carlstadt, New Jersey site operated by the Company as a solvents recovery plant for a five year period ended in 1970 rests with the Company, Inmar and Mr. Mahan. Thereafter, the Company and Inmar brought third-party actions against, among others, the insurance companies which issued policies of comprehensive general liability insurance to them and to another operator of the site now in dissolution. Settlements with these insurers have resulted in payments to Transtech, Inmar and Mr. Mahan of a total of $4.075 million which is to be applied to the Company's, Inmar's and Mr. Mahan's liability to the AT&T Group. The Company believes that the terms of the settlements are no less favorable to the Company than could be obtained with non-affiliated parties.

     In December 1989, the Company and Inmar agreed to share equally certain expenses in connection with the AT&T Suit. As of December 31, 1992, the Company paid $514,000 towards such costs. Inmar has disputed which expenses are to be shared. Further, in April 1991, Mr. Mahan made a demand upon the Company for reimbursement of approximately $300,000 in costs which he incurred in connection with the AT&T Suit. The dispute concerning the shared expenses and Mr. Mahan's demand for reimbursement are subjects of the negotiations with Inmar discussed below.

     Pursuant to a December 1988 agreement with Tang Realty, Inc. ("Tang"), a corporation controlled by Mr. Mahan, in 1988, 1989 and 1990 the Company spent approximately $4.3 million for the remediation of a Piscataway, New Jersey site owned by Tang and operated by the Company for a limited period of time. In October 1990, the Company determined that it would no longer continue to contribute to the remediation of that site and in March 1991 the Company made a demand upon Tang for reimbursement of the amounts it had expended in connection with such remediation. In April 1991 Tang rejected the demand for reimbursement and demanded the Company resume the remediation. These demands are the subject of negotiations with Tang discussed below. One of the Company's wholly-owned subsidiaries, Kin-Buc, Inc. ("Kin-Buc"), leases from Inmar approximately 50 acres of land upon which a portion of the Kin-Buc landfill (the "Kin-Buc Landfill") is located. This lease (the "Kin-Buc Lease") runs until July 1995 and may be extended by Kin-Buc for an additional 20 years. The annual base rent of $162,500 has been waived by Inmar because the Kin-Buc Landfill is no longer operating. In consideration of the waiver of base rent, Inmar may terminate the Kin-Buc Lease upon 30 days' notice. In April 1991, Inmar demanded that, in accordance with certain provisions of the Kin-Buc Lease, the Company indemnify Inmar and Mr. Mahan against liability for remediation of the leased tract, and pay Inmar $6.6 million in damages for loss of value of its adjoining property. These demands are the subject of negotiations with Inmar discussed below.

     In 1988, Kin-Buc paid $1,200,000 to Inmar for clay to be used for the closure of the Kin-Buc Landfill. Under its agreement with Inmar, the Company has a right to a refund of the purchase price of the clay if it is unable to extract the clay or if it is unable to use it for such closure. However, there is substantial uncertainty that the Company will be able to obtain a refund of the purchase price if the clay cannot be removed, sold or used for the closure.

     The Company has been negotiating with Inmar, Tang and Mr. Mahan (collectively, the "Mahan Interests") toward a settlement of disputes with the Company, including those involving Mr. Mahan's and Inmar's claims for indemnity against liability for remediation of the Kin-Buc Landfill and the demand for damages for loss of value of property adjoining the Kin-Buc Landfill, the sharing of expenses of the AT&T Suit, and the reimbursement of remediation costs at the Tang site. Negotiations to date have not yielded any definitive agreement on any of the disputed issues. The filing, in December 1992, of two third-party actions in the Company's action against generators and transporters of waste disposed of at the Kin-Buc Landfill by a group of defendants in that action against Inmar and Mr. Mahan (among others) for contribution to the costs of the remediation of the Landfill, and against the Mahan Interests (among others) for the return of amounts paid to the Mahan Interests in allegedly fraudulent transactions with the Company (one such transaction being the Company's reimbursement of remediation costs at the Tang site), made resolution between the Company and the Mahan Interests of the issues being negotiated in advance of resolution of such third-party actions inadvisable, from the Company's point of view. The Mahan Interests and the Company have agreed to waive, as a defense to any suit on such disputes which any of them might bring against any other, the preclusion of suit resulting from such party's not having joined such disputes in the third-party actions.

     Effective November 1, 1991, a $1,000,000 obligation evidenced by a note dated June 29, 1989 payable to Ingrid T. Mahan, a former shareholder of the Company, on June 30, 1992, with interest only payable quarterly at the annual rate of 10%, was restructured to provide for a principal payment of $250,000 and an interest payment of $7,906 on November 1, 1991, and eight consecutive monthly payments of principal and interest aggregating $90,654 per payment, commencing November 30, 1991. In 1992, an aggregate of $544,000, constituting the balance of the note, was paid. The principal amount of the restructured note approximated the net present value of the original note's scheduled payments of interest and principal discounted at 25%. The total of the revised scheduled payments of principal and interest under the restructured note was approximately $92,000 less than the original note. The Company believes that the terms of the restructured note were no less favorable to the Company than could have been obtained with non-affiliated parties.

     On August 28, 1992, the Company made an advance of $10,000 to Robert V. Silva, President and Chief Executive Officer of the Company. This advance is evidenced by a note which bears interest at a floating prime rate plus 1% and is due and payable as determined by the Board of Directors. On April 22, 1994 the Company made a loan of $75,000 to Mr. Silva, evidenced by a note which bears interest at a floating prime rate plus 1% and is due and payable on its first anniversary. The Company believes that the terms of the advance and the loan to Mr. Silva are no less favorable to the Company than could be obtained with non-affiliated parties.

Exhibit 13.  Annual report to stockholders.

     Management's Discussion and Analysis or Plan of Operations.

     Liquidity and Capital Resources

     Liquidity

     Net cash provided by operating activities for the year ended December 31, 1994 decreased to $10,000 from $2,007,000 when compared to last year. The decline reflects last year's receipt of both an income tax refund of $1,724,000 and the receipt of $935,000 due the Company for reimbursement of certain legal expenses. Net cash provided by investing activities increased this year to a positive $257,000 from a negative $2,340,000, due primarily to the maturity of certain marketable securities. Purchase of capital equipment increased $509,000 to $760,000. Approximately $385,000 of the increase relates to the purchase of assets from P.J. Valves. The use of cash in financing activities declined from $1,493,000 to $1,012,000 for the period compared to last year, with the difference largely attributable to the decrease in the amounts repaid toward the Company's debt. Funds held by the Company in the form of cash and cash equivalents decreased as of December 31, 1994 to $880,000 from $1,625,000. The sum of cash, cash equivalents and marketable securities as of December 31, 1994 decreased $1,000,000 to $3,345,000 when compared to last year.

     Working capital, when calculated excluding Hunt, was $1.7 million and the ratio of current assets to current liabilities, again excluding Hunt, was 1.55 to 1 as of December 31, 1994, compared to $3.2 million and a ratio of 2.2 to 1 at December 31, 1993. Working capital, when calculated including Hunt but excluding long-term debt in default classified as current, was $3.1 million with a ratio of 1.35 to 1, compared to $4.2 million and a ratio of 1.5 to 1 at December 31, 1993.

     The inventory level as of December 31, 1994 was $4,780,000, an increase of $938,000 or 26% above that reported for December 31, 1993. Two-thirds of such increase is attributable to product line acquisitions and the balance is due to changes in the production schedule of certain products.

     The uncertainty of the outcome of the Company's ongoing tax and environmental litigation, discussed below and in the notes to the Company's consolidated financial statements for the year ended December 31, 1994, and the impact of future events or changes in environmental laws or regulations, which cannot be predicted at this time, could result in material increases in remediation and closure costs, tax and other potential liabilities. The Company may ultimately incur costs and liabilities in excess of its available financial resources.

Capital

     Hunt's financing agreements limit payments to the Company during 1994 to management fees of $300,000 (subject to Hunt's maintenance of certain covenants) and payments pursuant to a tax sharing agreement. Lenders participating in the financing of Hunt have security interests in substantially all of Hunt's assets.

     Hunt has a secured revolving credit facility with a finance company available for general funding requirements. Borrowings are limited to a percentage of eligible receivables and inventories. At December 31, 1994, approximately $1.4 million was borrowed under this facility with a maximum borrowing limit of $3 million.

     During April 1994, Hunt completed negotiations with the finance company and executed an amendment to the loan agreement which cured certain technical defaults existing at December 31, 1993 and reset financial covenants contained within the loan agreement. In consideration for the lender's amending the covenants and waiving prior defaults, the amount of maximum borrowings permitted under the revolving credit facility was reduced to $3 million from $5 million, the maximum amount to be borrowed against inventories was reduced from $2.5 to $1.5 million, and Hunt paid a $27,000 restructuring fee.

     The revolving credit facility's previous maturity date of September 27, 1994 has been extended to April 27, 1995. The finance company has yet to consent to any further extension. Hunt is considering alternative financing sources. If Hunt is unsuccessful in extending or replacing the current revolving credit facility, Hunt would be unable to fund its operations, repay the outstanding balance on the existing facility and fund the mandatory principal prepayment due under its senior secured note.

     The Company's success in either extending the existing revolving credit facility or obtaining alternative financing sources is primarily dependent on the Company's ability to satisfy potential lenders that Hunt's assets can be sheltered from the future federal tax liabilities of the Transtech consolidated group (see Note 15 for discussions of the Company's future tax liability and outstanding issues with the Internal Revenue Service) and, to a lesser extent, on Hunt's ability to amend the amount and due dates of the mandatory principal prepayments required under its senior tern loan. Management is evaluating the effect on the Company of alternative plans to accomplish these objectives, including the sale of a minority interest in Hunt to effect its deconsolidation from the consolidated group and the sale of assets to provide funding of the Company's tax obligations.

     The Company believes the revolving credit lender will continue to provide funding through 1995, and the senior term lenders will extend the due date of the current mandatory principal payment while the Company finalizes its plan.

     Also in April 1994, Hunt cured a default of the senior secured notes, prompted by Hunt's decision to pay a mandatory prepayment due September 30, 1993 in installments, by paying the balance due on such prepayment. In May 1994, the senior secured lenders waived the right to declare a default of the senior secured notes due to the default of the revolving credit agreement existing at December 31, 1993 and a technical reporting requirement. The senior secured lenders subsequently agreed to defer the $1,000,000 installment previously due September 30, 1994 to May 31, 1995.

     In March 1994, Hunt entered into an agreement which provided approximately $54,000 of financing for the purchase of computer equipment with the equipment's manufacturer.

     Remediation and Closure Costs

     As of December 31, 1994, the Company has accrued $23.7 million for its estimated share of remediation and closure costs related to the Company's former landfill and waste handling operations. Approximately $9.3 million is held in trust and maintained by trustees for the post closure activities of one site located in Deptford, New Jersey (see Note
8).

     The Company and other responsible parties have been remediating the Kin-Buc Landfill, located in Edison, New Jersey, under an Amended Unilateral Administrative Order issued by the United States Environmental Protection Agency ("EPA") in September 1990 (the "1990 Order"). In November 1992, EPA issued an Administrative Order (the "1992 Order", and, together with the 1990 Order, the "Orders") for the remediation of certain areas neighboring the Kin-Buc Landfill. Construction and support activities at the site began during August 1993, and are expected to be completed during 1995.

     In January 1993, a trust (the "1993 Trust") was established to fund the remediation of the Kin-Buc Landfill and such neighboring areas out of proceeds provided from a negotiated settlement with certain parties to a suit the Company initiated in 1990 with the intent of obtaining contribution toward the cost of remediation. As of February 28, 1995, approximately $24,000 of uncommitted funds remained in the 1993 Trust of the $7.1 million received from settlements through such date. During June 1994, approximately 36 generators of de minimis volumes of waste accepted a settlement proposed by the Company and other respondents to the 1990 Order, which will result in an additional $2.7 million of contributions available for the remediation effort, of which $2.1 million had been deposited into a new trust created for this purpose as of February 28, 1995.

     During May 1993, a $22 million contract was awarded for the construction of a containment system and leachate treatment plant at the Kin-Buc Landfill in accordance with the engineered design and standards accepted by the EPA in satisfaction of certain requirements of the 1990 Order. The contract was to be financed through the funds available in the 1993 Trust. During May 1994, the Company met with representatives of EPA to discuss the impact delays in securing settlement proceeds would have on the Company's ability to finance the construction within the time frame required by EPA. In July 1994, after meeting with EPA, SCA Services, Inc. ("SCA"), an affiliate of WMX Technologies, Inc. ("WMX") and a respondent to the Orders, entered into a contract with the contractor installing the containment system and treatment plant, thereby alleviating the potential for delays in this phase of the construction due to financial limitations. WMX, formerly known as Waste Management, Inc., had previously provided EPA with a financial guaranty of SCA's and the Company's obligations under the Orders. In August 1994, a contract was awarded by SCA for certain activities mandated by the 1992 Order. Construction on this aspect of the remediation commenced during the third quarter of 1994.

     The execution of the contracts between SCA and the contractors does not relieve the Company of liability for such costs since the Company entered into an agreement with SCA and certain affiliates ("SCA Group") in 1986 which obligated the Company to bear 75% of the costs incurred by the parties for the remediation of the site. The Company filed a demand for arbitration in 1993 seeking rescission or reformation of the agreement with the SCA Group. During March 1995, the SCA Group filed a demand for arbitration seeking reimbursement from the Company of $10.7 million, which equals 75% of the $14.3 million of remediation expenses purportedly funded by WMX through December 31, 1994. The status of such arbitration demands, as yet unresolved, is described in Note 11 to the Company's consolidated financial statements contained herein.

     If the current phase of the remediation does not proceed in accordance with EPA approved plans, or if this phase is not completed by May 24, 1995, EPA could bring an action against the Company and the other respondents to the 1990 Order for the imposition of fines for violations of the 1990 Order. Management anticipates the EPA's requirement will be met.

     Engineering studies and construction planning are continuing in regard to satisfying the remaining requirements of the 1992 Order.

     Additional material adjustments to the Company's current accrual may become necessary as the above costs are incurred and weighed against allocations to other respondents and potentially responsible parties.

Notes to Consolidated Financial Statements.

Note 7 - Long-term Debt:

     Long-term debt consists of the following (in $000's):

     Hunt                                        1994       1993
     Revolving credit facility                $ 1,461    $ 1,756

     13% Senior secured notes (net
     of unamortized debt discount
     of $390,000 and $473,000,
     respectively)                             10,610     10,877

     Variable rate secured notes                  136        244

     Junior subordinated notes                    275        444

     Other                                         65         -

     All other operations

     10% to 11% Mortgages payable, due
     in monthly installments, through
     December 2004, secured by certain
     land and buildings, carried at a
     cost of $1,752,000                           446        504

     Other obligations                             34         79
     Total debt                                13,027     13,904
         Less: Current portion                  3,700      3,509
         Less: Long-term debt in default
               classified as current               -       9,743
     Long-term portion                        $ 9,327    $   652

     Revolving Credit Facility

          Hunt has a $3 million revolving credit facility with a financial institution. The facility's previous maturity date of September 27, 1994 has been extended to April 27, 1995. The financial institution has yet to consent to any further extension and Hunt is pursuing alternative financing sources. If Hunt is unsuccessful in extending or replacing the current revolving credit facility, Hunt would be unable to fund its operations, repay the outstanding balance on the existing facility and fund the mandatory principal prepayment on its senior secured note now due on May 1, 1995.

          The Company's success in either extending the existing revolving credit facility or obtaining alternative financing sources is primarily dependent on the Company's ability to satisfy potential lenders that Hunt's assets can be sheltered from the future federal tax liabilities of the Transtech consolidated group (see Note 15 for discussions of the Company's future tax liability and outstanding issues with the Internal Revenue Service) and, to a lesser extent, on Hunt's ability to amend the amount and due dates of the mandatory principal prepayments required under its senior tern loan. Management is evaluating the effect on the Company of alternative plans to accomplish these objectives, including the sale of a minority interest in Hunt to effect its deconsolidation from the consolidated group and the sale of assets to provide funding of the Company's tax obligations.

          The Company believes the revolving credit lender will continue to provide funding through 1995, and the senior term lenders will extend the due date of the current mandatory principal payment while the Company finalizes its plan.

          Borrowings under the revolving credit facility bear interest at that institution's prime rate (equal to 8.5% at December 31, 1994) plus 2%. Amounts borrowed are limited to a percentage of eligible accounts receivable, raw materials and finished goods inventories. The amount borrowed against inventories may not exceed $1.5 million. Borrowings under this facility are secured by Hunt's accounts receivable, intangibles and inventory, and certain other assets.

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

          As of December 31, 1993, Hunt was in technical default of the loan agreement related to its revolving credit facility due to its failure to achieve covenanted earnings levels and financial ratios and its default of certain terms of its senior secured notes and junior subordinated notes. In April 1994, Hunt obtained an amendment to the loan agreement pursuant to which the lender waived the defaults and reset financial covenants. In consideration for such amendment, the Company agreed to reduce the maximum borrowings permitted under the facility from $5 to $3 million, reduce the maximum amount to be borrowed against inventories from $2.5 to $1.5 million and pay a restructuring fee of $27,000. Concurrently, Hunt cured the aforementioned defaults of its senior secured and junior subordinated notes.

     Senior Secured Notes

          The senior secured notes are collateralized by a mortgage on Hunt's real estate, a pledge of Hunt's common stock, a first position in Hunt's machinery and equipment, and a subordinated position in Hunt's accounts receivable, inventories and intangible assets. The notes require mandatory payments annually due on September 30, as follows: 1994 and 1995 - $1,000,000; 1996, 1997 and 1998 - $1,150,000; and 1999, 2000 and 2001 - $1,850,000.  The
     senior secured lenders have agreed to defer the $1,000,000 payment due September 30, 1994 to May 1, 1995. Hunt has made all interest payments when due.

          The senior secured notes were issued with detachable stock purchase warrants (see Note 13). A portion of the proceeds from issuance of the notes has been allocated to the common stock purchase warrants resulting in a reduction in the recorded principal amount of the senior secured notes which is being amortized as interest expense over the life of the notes at an effective interest rate of 14.32%. The unamortized discount on the senior secured notes was $390,000 and $473,000 at December 31, 1994 and 1993, respectively.

          The senior secured notes contain provisions which require Hunt to maintain certain minimum current, debt-to-equity and fixed charges coverage ratios, and specified levels of net worth, and also limit capital expenditures and payments to affiliates, and prohibit the payment of dividends on common stock.

          The senior secured notes also contain restrictions regarding the payments of interest and principal on a $500,000 subordinated note issued by Hunt to the Company in March 1993. The subordinated note bears interest at prime plus 1% and pays interest through an increase in the principal of the subordinated note through December 31, 1994. Cash payments of interest begin in 1995 if certain financial performance is achieved by Hunt.

          As of December 31, 1993, Hunt was in default of the senior secured notes due to its decision to pay a mandatory prepayment due September 30, 1993 in installments and the aforementioned technical defaults of the revolving credit facility. In April 1994, Hunt cured such defaults by paying the balance due on the September 30, 1993 prepayment, renegotiating the terms of the revolving credit facility and obtaining waivers of certain reporting requirements from the lenders.

     Variable Rate Secured Notes

          Hunt has $136,000 of outstanding notes issued under a bank line-of-credit for the purpose of making capital expenditures. The original principal of the variable rate secured notes equaled 90% of the cost of the capital additions. The variable rate secured notes bear interest at the prime rate plus 2%, and are secured by the assets financed and the guaranty of the Company.

          The terms of the agreement require that Hunt maintain certain minimum current, debt-to-equity and fixed charges coverage ratios, and specified levels of net worth, and also limit capital expenditures and payments to affiliates, and prohibit the payment of dividends on common stock.

          Repayment of the variable rate secured notes are due in monthly installments as follows: $9,012 through January 1996, $2,154 from February 1996 through August 1996, and $1,312 from September 1996 through November 1996.

     Junior Subordinated Notes

          The junior subordinated notes were issued to the sellers of Hunt and are unsecured, bear interest at the prime rate plus 2.50%, and are due in consecutive monthly installments of $8,333 through September 1996.

          During September 1992, Hunt suspended all payments of scheduled interest and principal payable under the terms of the junior subordinated notes pending the resolution of the default conditions under the senior loan agreements at that time. The negotiations with the note holders resulted in the forgiveness of unpaid interest accrued on the junior subordinated notes through February 28, 1994 of $51,000, and a $58,000 reduction in the aggregate principal of the junior subordinated notes. In exchange, the Company agreed to release certain pending claims against the former owners and certain indemnification rights granted by the former owners at the time the Company acquired Hunt. The total amount of debt and interest forgiven is included as an extraordinary item, net of income taxes of $37,000 in the accompanying consolidated statement of operations.

     Other

          Hunt has $65,000 of outstanding installment notes payable to finance companies. These notes bear interest at a weighted average rate of approximately 5% and are due in monthly installments, including principal and interest, of $1,701 through February 1998 and $438 from March 1998 through September 1999. These notes are secured by data processing and office equipment with a net book value of $67,000 at December 31, 1994.

     Maturities

          At December 31, 1994, long-term debt matures as follows (in
     $000's):

                     1996                   $ 1,572
                     1997                     1,186
                     1998                     1,107
                     1999                     1,813
                     2000 and thereafter      3,649
                                            $ 9,327

          At December 31, 1994, under the most restrictive covenants of Hunt's loan agreements, the Company's entire investment in Hunt, which amounted to $5,121,000, was restricted as to the payment of dividends.

Note 8  - Remediation and Closure Costs:

          The Company's accruals for closure and remediation activities equal the present value of its allocable share of the estimated future costs related to a site less funds held in trust for such purposes. The costs of litigation associated with a site are expensed as incurred. The Company has accrued remediation and closure costs for the following sites (in $000's):

                                                 1994        1993
          Kin-Buc landfill                    $10,692     $10,693
          Kinsley's landfill                    2,043       2,081
          Mac Sanitary landfill                    88         113
          Carlstadt facility                    1,532       1,532
          Total                               $14,355     $14,419

          Cash and securities held in certain trusts for these activities and prepaid expenses have been netted against the accrual for presentation in the Company's balance sheet.

          Kin-Buc, Inc. ("Kin-Buc"), a wholly-owned subsidiary of the Company, operated a landfill in Edison, New Jersey (the "Kin-Buc Landfill") which ceased operations in 1977. Remediation and closure activities continue at the Kin-Buc Landfill pursuant to the provisions of an Amended Administrative Order issued by the United States Environmental Protection Agency ("EPA") to the Company and other respondents, including SCA Services, Inc. ("SCA"), an unaffiliated company, in September 1990 (the "1990 Order"). In November 1992, EPA issued an Administrative Order to the Company, SCA and other respondents for the remediation of certain areas neighboring the Kin-Buc Landfill (the "1992 Order"). Such action by EPA creates joint and several liability for the named parties.

          In 1986, the Company and certain subsidiaries and an affiliate (the "Transtech Group"), and SCA and certain subsidiaries and affiliates of SCA (the "SCA Group") entered into an agreement in settlement of litigation among themselves regarding the sharing of the remediation and closure costs of the Kin-Buc Landfill, whereby 75% of such costs would be borne by the Transtech Group and 25% by the SCA Group (the "1986 Agreement"). The parties also agreed to establish and fund a trust for the payment of these costs (the "1986 Trust").

          Both the 1990 Order and the 1992 Order required the Company, SCA and the other respondents to submit financial assurance to the EPA that all of the remediation required under those Orders would be completed. In November 1990 the Company entered into an agreement with SCA whereby SCA submitted the guaranty by WMX Technologies, Inc. ("WMX") (formerly known as Waste Management, Inc.), its indirect corporate parent, of all of SCA's and the Company's obligations under the 1990 Order. In conjunction with this guaranty, the Company contributed $3 million to the 1986 Trust (and SCA contributed $1 million) and the Company and SCA agreed to fund the 1986 Trust such that its balance would never be less than $2 million. The Company also agreed to maintain in its treasury $4 million in cash and cash equivalents less 75% of recoveries from third parties ("PRPs") which are deposited in trust for the remediation of the Kin-Buc Landfill. In 1992, SCA submitted a revised guaranty by WMX to encompass SCA's and the Company's obligations under the 1992 Order, based upon an estimated aggregate remediation project cost of $99.8 million. The Company's obligations to fund the 1986 Trust and maintain certain cash balances have been satisfied with the creation and funding of a new trust in January 1993.

          The new trust was established in January 1993 to fund the remediation of the Kin-Buc Landfill (the "1993 Trust") with funds to be provided from negotiated settlements reached with certain De Minimis PRPs during 1992 and 1993 (see Note 11). Terms of the settlement allow for the reimbursement of up to $1.3 million of past litigation costs incurred by SCA and the Company, with up to $975,000 of that amount payable to the Company. Recovered litigation costs of $15,000 and $960,000 in 1993 and 1992, respectively, were reported in the section entitled "Other income" since these costs were charged to operations in prior years. Other current assets as of December 31, 1993 includes a $15,000 receivable for such recovery of litigation costs. Proceeds from such initial settlements with the PRPs resulted in total deposits of $7.1 million into the 1993 Trust through the year ended December 31, 1994. At December 31, 1994, $35,000 of the $7.1 million received from such settlements remained in the 1993 Trust. The 1986 Trust was exhausted during 1994.

          During May 1993, a $22 million contract was awarded for the construction of a containment system and leachate treatment plant at the Kin-Buc Landfill in accordance with the engineered design and standards accepted by the EPA in satisfaction of certain requirements of the 1990 Order. The contract was to be financed through the funds available in the 1993 Trust. During May 1994, the Company met with representatives of EPA to discuss the impact delays in securing settlement proceeds would have on the Company's ability to finance the construction within the time frame required by EPA. In July 1994, after meeting with EPA, SCA entered into a contract with the contractor installing the containment system and treatment plant, thereby alleviating the potential for delays in this phase of the construction due to financial limitations. In August 1994, a contract was awarded by SCA for certain activities mandated by the 1992 Order.
     Construction on this aspect of the remediation commenced during the third quarter of 1994 and is expected to be completed during May 1995. The execution of the contracts between SCA and the contractors does not relieve the Company of liability for such costs due to its obligations under the 1986 Agreement, which obligations are being contested as set forth below.

          In August 1993, the Company filed a demand for arbitration seeking rescission or reformation of the agreement and reimbursement of overpayments. During March 1995, the SCA Group filed a demand for arbitration seeking reimbursement from the Company of $10.7 million, representing 75% of the $14.3 million of remediation expenses purportedly funded by the SCA Group through December 31, 1994. The status of such arbitration demand, as yet unresolved, is described in Note 11 below ("Legal Proceedings").

          During June 1994, approximately 36 additional de minimis defendants accepted a revised settlement proposed by the Company and other respondents to the 1990 Order, which is expected to result in an additional $2.7 million of contributions available for the remediation effort. As of February 28, 1995 approximately $2.1 million of such additional contributions have been received and deposited in a trust established in January 1995.

          If the current phase of the remediation does not proceed in accordance with EPA approved plans, EPA could bring an action against the Company and the other respondents to the 1990 Order for the imposition of fines for violations of the 1990 Order.

          Engineering studies and construction planning are continuing in regard to satisfying the remaining requirements of the 1992 Order.

          In 1988, the Company purchased 150,000 cubic yards of clay to be used for the closure of the Kin-Buc Landfill for $1.2 million from Inmar Associates, Inc. ("Inmar"), a corporation owned and controlled by a former principal shareholder, director and officer of the Company, and applied this amount against its accrual for remediation and closure costs. In 1992, the Company reclassified approximately $1.1 million from its accrual for remediation and closure costs to other long-term assets representing the cost of the clay not required for the closure. Approximately 8,600 cubic yards have been utilized for this purpose through December 31, 1994.

     Under the purchase agreement, the Company has a right to a refund if the clay is not used for the closure. However, there is substantial uncertainty regarding Inmar's ability to make such a refund.

          In conjunction with the remediation, 26 acres of undeveloped land neighboring the site and owned by a wholly-owned subsidiary of the Company were utilized for the construction of the containment system, treatment plant and related facilities. The property had been reflected at nominal value on the Company's financial statements.

          At December 31, 1994 and 1993, Kin-Buc has accrued $10.7 million for its share of the costs of such remediation and closure. At December 31, 1993, the accrual was reported net of $40,000 with such amount equal to its share of funds held in the 1986 Trust.
     The accrual is based upon the present value of the Company's share of remaining closure costs for the site and operation and maintenance costs related to the site's containment systems and treatment plant less prepaid expenses and contingencies.

          Additional material adjustments to the Company's current accrual may become necessary as the above plans and related implementation costs are refined and weighed against revised allocations to other respondents and potentially responsible parties.

          Kinsley's Landfill, Inc. ("Kinsley's"), a wholly-owned subsidiary of the Company, ceased accepting solid waste at its landfill in Deptford Township, New Jersey on February 6, 1987 and commenced closure of that facility. At December 31, 1994 and 1993, Kinsley's has accrued $11,371,000 and $11,361,000, respectively, for the remaining costs of closure and post-closure care of this facility, of which $9,328,000 and $9,280,000, respectively, is being held in interest-bearing trust accounts. The accrual as of December 31, 1994 was based upon the present value of the estimated operation and maintenance costs related to the site's containment systems and treatment plant through the year 2016.

          Mac Sanitary Land Fill, Inc. ("Mac"), a wholly-owned subsidiary of the Company, operated a landfill in Deptford Township, New Jersey which ceased operations in 1977. The closure of this facility has been substantially completed. At December 31, 1994 and 1993, Mac has accrued closing costs amounting to $88,000 and $113,000, respectively, for the costs of continuing post-closure care and monitoring at the facility. The accrual as of December 31, 1994 was based upon the present value of the estimated maintenance costs of the site's containment systems through the year 2007.

          In 1988, the Company entered into a settlement agreement (the "Tang Agreement") regarding the costs of remediation of certain property in Piscataway, New Jersey owned by Tang Realty, Inc. ("Tang"), a company owned and controlled by a former principal shareholder, director and officer of the Company (see Note 11). Upon the signing of this agreement, the Company paid $2,000,000 to Tang as reimbursement for damages and remediation costs incurred by it, and agreed to assume all future remediation costs in connection with the Piscataway site. During 1988, the Company accrued $1,741,000 for current and future remediation costs, and during 1989, the Company accrued an additional $2,689,000 for such costs. In October 1990, the Company rescinded the Tang Agreement based on a reassessment of its involvement at the site. During the term of the Tang Agreement, the Company accrued $6,430,000 for the costs of current and future remediation at the site. As of the date of the rescission, the Company had paid approximately $4,300,000 to Tang in reimbursement for actual remediation costs incurred. As a result of the rescission, amounts accrued by the Company for future remediation costs (the sum of $2,238,000) were reversed and reflected in income during 1990. In March 1991, the Company made demand upon Tang for reimbursement of the $4,300,000 paid by the Company in the remediation of the Piscataway site. Tang is currently disputing the Company's right to rescind the Tang Agreement and there is substantial uncertainty regarding Tang's ability and intention to reimburse the Company for these costs. Accordingly, no provision has been made for such reimbursement in the accompanying financial statements.

          During 1990 the Company joined with a group of 43 chemical waste generators, all named as respondents to an October 1990 Administrative Order issued by EPA as to a site in Carlstadt, New Jersey, to develop and fund a preliminary interim remedy (the "Interim Remedy") for the clean-up of that site (see Note 11). The Company had leased this site from Inmar and operated a solvents recovery plant thereon during a five year period ended 1970.
     During 1990 the Company charged to operations (i) $750,000 for its share of the costs of implementing the Interim Remedy, (ii) $1,537,000 for future remediation costs of a final remedy, and
     (iii) $503,000 paid pursuant to an agreement with Inmar which provides for a 50%/50% sharing of the costs of certain consulting services, including those aimed at identifying parties who may be responsible for the remediation of the site. In 1991, the Company charged to operations an additional $101,000 towards these shared expenses. At December 31, 1994 and 1993 the Company has accrued approximately $1,532,000 for its portion of the estimated remediation costs at this site. A proposed settlement with the co-respondents to the EPA Order and other responsible parties would, upon execution, in effect relieve the Company of liability for all costs for the remediation of the site (see Note 11).

          The impact of future events or changes in environmental laws and regulations, which cannot be predicted at this time, could result in material increases in remediation and closure costs related to these sites, possibly in excess of the Company's available financial resources. A significant increase in such costs could have a material adverse effect on the Company's financial position, results of operations and net cash flows.

Note 11 - Legal Proceedings:

          As to the Kin-Buc Landfill

          In 1966, Kin-Buc leased approximately 19 acres of land in Edison, New Jersey from Inmar and operated a waste disposal facility at that site. In 1969, another wholly-owned subsidiary of Transtech, Filcrest Realty, Inc. ("Filcrest") acquired a number of lots near Kin-Buc's site and several contiguous to it. In September 1975, Transtech and SCA entered into an agreement pursuant to which a wholly-owned subsidiary of SCA, Chemical Waste Management of New Jersey, Inc. ("CWMNJ"), and a wholly-owned subsidiary of Transtech, Wastequid, Inc. ("Wastequid"), formed a partnership known as Earthline Company ("Earthline"). In connection with the formation of this partnership, Kin-Buc entered into two new leases with Inmar, superseding and replacing the 1966 lease. Pursuant to these leases, Kin-Buc leased a total of 77 acres from Inmar, 27 acres, including the original 19 acre disposal site, in one lot, and 50 acres in a contiguous lot.
     Simultaneously therewith, Earthline entered into an agreement with Kin-Buc permitting it to dispose of waste at the leased site. From 1972 through 1976, the Kin-Buc site operated as a state approved facility for the disposal of solid and liquid industrial and municipal waste. In July 1976, it stopped accepting liquid waste. In December 1976, Kin-Buc acquired title to the 27 acres it had been leasing from Inmar. In 1977, Kin-Buc stopped accepting solid waste at the site. Such site is referred to herein as the Kin-Buc Landfill. In February 1979, EPA brought suit in the United States District Court for the District of New Jersey against Transtech, Kin-Buc and Filcrest, certain former officers, directors and shareholders of Transtech, and Inmar in connection with the ownership and operation of the Kin-Buc Landfill. This suit was placed on administrative hold by the Court because Transtech and SCA agreed to undertake the remediation of the site. This suit remains on administrative hold.

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

          In 1991, 1992 and 1993, Transtech, Kin-Buc, Filcrest, SCA, CWMNJ and Wastequid (the "Kin-Buc Response Group") presented settlement proposals to approximately 300 of these 450 PRPs; of the 450, these 300 PRPs were believed to be responsible, individually, for no more than 1%, and in the aggregate, no more than 25% of the non-municipal waste disposed of at the Kin-Buc Landfill (the "De Minimis PRPs"). Approximately 200 of the 300 De Minimis PRPs accepted settlement, paying an aggregate of approximately $10 million towards the cost of the remediation of the Kin-Buc Landfill.

          With changes in ownership, mergers, consolidations, insolvencies, bankruptcies, dissolutions and liquidations of the PRPs from the time of their involvement with the Kin-Buc Landfill to the present, approximately 50 De Minimis PRPs, believed to be responsible, in the aggregate, for approximately 15% of the non-municipal waste disposed of at the Kin-Buc Landfill, remain in the litigation, along with 24 non-De Minimis, or major PRPs, believed to be responsible, in the aggregate, for approximately 75% of such waste. Percentages of waste attributed to non-owner/operator PRPs who arranged for the disposal of, or transported waste to the Kin-Buc Landfill, are relevant to, but not dispositive of, those PRPs' share of the cost of the remediation of the Landfill.

          In December 1992, substantially all of the PRPs filed three pleadings in the case, two of which are against Transtech or its subsidiaries. The first such pleading is a counterclaim against Transtech, Kin-Buc and Filcrest and a third-party complaint against other owners or alleged operators of the Kin-Buc Landfill (including the SCA Group, Inmar, Marvin H. Mahan, another former officer and director of Transtech and a former principal of SCA). The second pleading is a third-party complaint against six parties, not named by Transtech in its complaint, which also allegedly arranged for the disposal of or transported hazardous wastes to the Kin-Buc Landfill. Discovery in respect of the issues raised in these pleadings is being conducted together with those raised in the case in chief.

          The third pleading is a counterclaim against Transtech and a third-party complaint against parties to transactions with Transtech which are alleged to have been fraudulent conveyances. The claimants seek to have the consideration paid in these transactions returned and placed in the hands of a receiver. The transactions identified are the 1988 payment of fees to a consultant and relative of a former director of the Company for his services in connection with the sale of the assets of Allentown Cement Co., Inc.; the 1988 purchase of clay from Inmar; the 1988 settlement with Tang for the remediation of its Piscataway, New Jersey property; a 1989 bonus to a former officer and director of Transtech; and the 1989 redemption of Transtech stock from certain shareholders. Transtech has denied these allegations and has been defending certain former officers and directors and redeemed shareholders with respect to some of the issues raised in this pleading. Discovery is being conducted separately on these issues.

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

          The Company believes that a portion of the owner-operator share of the cost of the remediation of the Kin-Buc Landfill will be allocated to it by the Court. At this point, management is unable to assess whether this portion will exceed the costs already borne by the Company. Further, it is too early in the proceedings in the Transtech Arbitration and the SCA Arbitration to assess whether the Settlement Agreement will be enforced, and whether, if it is enforced, recoveries from PRPs will be sufficient to satisfy the Company's obligations thereunder. The financial condition of the Company will be materially and adversely affected if the Company is required to make any significant additional contribution to the cost of the remediation.

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

          Management is advised that if a settlement along these lines is not achieved the pending motion for summary judgment as to the Company's liability to the plaintiffs will be granted; subsequent proceedings in the suit will deal with the allocation to the Company of its share of the costs of the remediation. The financial condition of the Company will be materially and adversely affected if the Company is required to make any significant contribution to the cost of the remediation beyond the amounts it has recovered from its insurers.

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

          In a related matter, in October 1989, Transtech (along with owners and operators of industrial sites in the Hackensack meadowlands near Carlstadt, New Jersey) was sued in the United States District Court for the District of New
     Jersey for contribution towards the cost of remediation of a creek in the Hackensack meadowlands by Morton International, Inc., Velsicol Chemical Corp. and other members of a group of owners and operators of industrial sites in that area who have been ordered to remediate that creek. The claim against the Company is based upon certain provisions of the Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), which imposes liability for the remediation of certain sites jointly and severally upon persons responsible for the generation, transportation and disposal of wastes at such sites. In this regard, the plaintiffs allege that the creek was polluted in part by contamination from wastes handled at the Carlstadt, New Jersey solvents recovery facility operated by Transtech from 1970 to 1975. The plaintiffs have been negotiating with the governmental entities enforcing the remediation as to the scope of the plaintiffs' liability, and, pending the conclusion of these negotiations, have entered into stipulations with the defendants, including Transtech, staying the suit. Since the case was stayed before any discovery had taken place, it is not possible to determine the extent of Transtech's liability in the matter. There is no indication at present as to when the suit will be reactivated.

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

     As to Negotiations with Mahan Interests

          Transtech has been negotiating with Inmar, Tang and Marvin H. Mahan (collectively, the "Mahan Interests") toward a settlement of disputes with Transtech, including those involving the indemnity against liability for remediation of the Kin-Buc Landfill and the demand for damages for loss of value of property adjoining the Kin-Buc Landfill, the sharing of expenses of the AT&T Suit, and the reimbursement of remediation costs at the Tang site. Such negotiations are continuing. The Company believes that, if decided against the Company, the outcome of any suit brought by the Mahan Interests on the basis of any or all such claims would have a materially adverse effect on the financial condition of the Company. Management is unable to determine at this time whether the Mahan Interests will bring suit against the Company on any or all such claims.

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

          During December 1993, a settlement was reached which provided the plaintiffs with a nominal cash payment from the Company and the ability to recover from the Company up to $300,000 for reimbursement of certain expenditures if after two years the plaintiffs are unsuccessful in their efforts to obtain coverage for certain liabilities from the Company's and the plaintiffs' insurance carriers. It is not possible to assess, at this point, whether the plaintiffs will be unable to obtain such coverage.

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

          The financial condition, results of operations and net cash flows of the Company could be materially affected if the Company is either unsuccessful in the defense of the issues remaining in dispute with the Service or unable to settle such issues in a manner which can be funded by the Company's available resources.

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

Note 14 - Segment Information:

       The Company's operations can be grouped into four segments: valve manufacturing, alkali products, computer leasing (see Note 12), and corporate and other. Operations in alkali products involve the marketing of lime slurry used as a neutralization agent by wastewater treatment plants. Corporate and other includes (i) operations which generate electricity from recovered methane gas;
     (ii) operations which perform maintenance, remediation and like services on landfill sites; (iii) selling, general and administrative expenses not specifically allocable to the other segments; and (iv) other administrative costs incurred for the continuing closure and post-closure activities at the Company's dormant landfill facilities. Corporate assets are represented primarily by cash and cash equivalents, marketable securities, notes receivable and real estate held for investment and sale.

(In $000's)                 Valve        Alkali     Computer   Corporate
                        Manufacturing   Products    Leasing    and Other
1994
  Operating revenues       $17,154       $  917      $   -      $   579
  Income (loss)
    from operations        $ 2,538       $    8      $   -      $(2,132)
  Identifiable assets      $25,022       $1,232      $  885     $ 9,215
  Depreciation expense     $   852       $   55      $   -      $    60
  Capital expenditures     $   735       $    2      $   -      $    23

1993
  Operating revenues       $14,779       $1,190      $   -      $   607
  Income (loss)
    from operations        $   688       $  157      $   -      $(2,094)
  Identifiable assets      $24,211       $1,316      $3,035     $10,634
  Depreciation expense     $   783       $   53      $   -      $    81
  Capital expenditures     $   193       $   46      $   -      $    12

1992
  Operating revenues       $17,148       $1,326      $          $   414
  Income (loss)
    from operations        $   966       $  (21)     $   -      $(2,406)
  Identifiable assets      $22,499       $1,293      $5,774     $12,174
  Depreciation expense     $   765       $   44      $   -      $   189
  Capital expenditures     $   412       $   91      $   -      $    18

          During the year ended December 31, 1994, one customer of the Company's Valve Manufacturing segment accounted for 11.8% of the Company's consolidated operating revenues.

Report of Independent Certified Public Accountants.

To the Stockholders and the Board of Directors
Transtech Industries, Inc.

     We have audited the accompanying consolidated balance sheets of Transtech Industries, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transtech Industries, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

     As discussed in Note 2 to the consolidated financial statements, the Company changed its methods of accounting for income taxes and post-retirement health care benefits as of January 1, 1993.

     As discussed in Notes 8 and 11 to the consolidated financial statements, the Company is a party to various legal and administrative actions. These actions seek to require the Company to undertake and bear the costs of land remediation resulting from alleged violations of environmental regulations at the Kin-Buc Landfill in Edison, New Jersey and a solvents recovery plant in Carlstadt, New Jersey. The ultimate outcome of these legal and administrative actions, and the amount of future remediation costs cannot presently be determined. Accordingly, future liabilities resulting from these matters may differ materially from the amounts provided in the accompanying consolidated financial statements.

     As discussed in Notes 8 and 11 to the consolidated financial statements, during 1988 the Company entered into, and during 1990 rescinded, a settlement agreement with Tang Realty, Inc. a related party, regarding responsibility for land remediation at a solvents recovery plant in Piscataway, New Jersey. The determination of responsibility for remediation of this site and the amount of future land remediation costs cannot presently be determined. Accordingly, future liabilities resulting from this matter may differ materially from the amount provided in the accompanying consolidated financial statements.

     As discussed in Note 15 to the consolidated financial statements, the Internal Revenue Service has conducted an examination of the Company's federal income tax returns and has proposed certain adjustments. The outcome of the examination cannot be presently determined. Accordingly, future liabilities resulting from the settlement of this examination may differ materially from the amounts provided in the accompanying consolidated financial statements.

     The accompanying consolidated financial statements have been prepared assuming that Hunt Valve Company, Inc. ("Hunt"), a consolidated subsidiary of the Company, will continue as a going concern. The Company's net investment in Hunt amounted to $5,121,000 as of December 31, 1994. As discussed in Note 7 to the consolidated financial statements Hunt's revolving credit facility will expire on April 27, 1995. The financial institution has not, as yet, consented to any further extension. Hunt's inability to renew its existing revolving credit facility or obtain alternative financing would raise substantial doubt about Hunt's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 7 to the consolidated financial statements. The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of Hunt to continue as a going concern.



                                  TAIT, WELLER AND BAKER

Philadelphia, Pennsylvania
April 13, 1995


                           SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                              TRANSTECH INDUSTRIES, INC.
                              (Registrant)


                              By: /s/ Andrew J. Mayer, Jr.
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer, Secretary
                                  and Director


Dated: February   , 1996