Form 10-K
period 1995-12-31
TRANSTECH INDUSTRIES INC
filed 1996-04-15
CIK 87799

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-KSB
(Mark one)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended December 31, 1995
                                    OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year: $373,000

     At January 2, 1996 the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $55,000.

     At January 2, 1996 the issuer had outstanding 2,829,090 shares of Common Stock, $.50 par value. In addition, at such date, the registrant held 1,885,750 shares of Common Stock, $.50 par value, in treasury.

                   DOCUMENTS INCORPORATED BY REFERENCE:

     None.


                                                   Page 1 of 117 pages
                                                   Exhibit Index on page 34

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES
                           FORM 10-KSB
              FOR THE YEAR ENDED DECEMBER 31, 1995


                            I N D E X

                                                          Page(s)

Part I,   Item 1.   Description of Business                3 - 15

  "       Item 2.   Description of Properties             15 - 16

  "       Item 3.   Legal Proceedings                     16 - 23

  "       Item 4.   Submission of Matters to a Vote
                    of Security Holders                        23

Part II,  Item 5.   Market for Common Equity and
                    Related Stockholder Matters                24

  "       Item 6.   Management's Discussion and
                    Analysis or Plan of Operation              24

  "       Item 7.   Financial Statements                       24

  "       Item 8.   Changes in and Disagreements
                    with Accountants on Accounting
                    and Financial Disclosure                   24

Part III, Item 9.   Directors, Executive Officers,
                    Promoters and Control Persons;
                    Compliance with Section 16(a)
                    of the Exchange Act                   25 - 26

  "       Item 10.  Executive Compensation                26 - 28

  "       Item 11.  Security Ownership of Certain
                    Beneficial Owners and Management      28 - 30

  "       Item 12.  Certain Relationships and Related
                    Transactions                          30 - 32

Part IV,  Item 13.  Exhibits and Reports on Form 8-K           33

Signatures                                                     34

Exhibit Index                                             35 - 38

Part I, Item 1.  Description of Business.

General

     Transtech Industries, Inc. ("Transtech") was incorporated under the laws of the State of Delaware in 1965. Transtech, directly and through its subsidiaries (Transtech and its subsidiaries collectively referred to as the "Company"), generates electricity utilizing methane gas, supervises and performs landfill monitoring and closure procedures, manages methane gas recovery operations and has investments in computer equipment under lease (see "Continuing Operations" below).

     During 1995, the Company divested its interests in two subsidiaries. The first of these subsidiaries manufactured and sold specialty directional and flow control valves, fluid power components, hydraulic and pneumatic cylinders, and complete valve systems for commercial and military use. The second marketed carbide lime and other high alkali products for use as neutralization agents in municipal and industrial wastewater treatment plants (see "Discontinued Operations" below).

     The Company and certain subsidiaries were previously involved in the resource recovery and waste management industries. These activities included the operation of three landfills and a solvents recovery facility. Although these sites are now closed, the Company continues to own and/or remediate them and has both incurred and accrued for the substantial costs associated therewith (see "Prior Operations" below and Part I, Item 3, Legal Proceedings).

     At December 31, 1995, the Company employed 16 persons on a full-time basis.

Continuing Operations

     Electricity Generation. Revenues from operations which generate electricity through the use of methane gas represented 55% of consolidated revenues in each of the years ended December 31, 1995 and 1994. The facility consists of four diesel/generating units each capable of generating approximately 48,000 kwh/day at full capacity. Electricity generated is sold pursuant to a long term contract with a local utility. Production decreased 40% during the year ended December 31, 1995 compared to the prior year. The decrease was due to a series of unrelated equipment failures which subjected two of the four electric generating units to significant down-time for repairs. All generating units were placed back into service during the fourth quarter of 1995.

     Environmental Services. The environmental services subsidiary supervises and performs landfill monitoring and closure procedures and manages methane gas operations. Approximately 61% of the environmental services subsidiary's gross revenues for the year, compared to 51% for the prior year, were either from other members of the consolidated group or from third parties providing services to another member of the consolidated group, and were therefore eliminated in consolidation. The subsidiary contributed 45% to consolidated revenues, in each of the years ended December 31, 1995 and 1994, after elimination of intercompany sales. Substantially all third party sales during 1995 and 1994 were to a single customer. The decline in sales (prior to the elimination of intercompany activity) during 1995 was primarily due to the completion of the construction phase of its work for the third party and the substantial completion of the construction phase of the remediation work at a closed landfill owned by the Company.

     During the last two years, the Company has expanded the customer base of this subsidiary to entities outside the consolidated group. The subsidiary has provided, and continues to provide, quotes on construction and maintenance projects involving the closure and remediation of waste sites and contaminated properties. The subsidiary participates in a competitive market on the basis of price and experience. Some construction projects may have bonding requirements which are beyond the subsidiary's ability to secure. The subsidiary continues performing closure activities on sites previously operated by other subsidiaries of the Company. During August 1995 the subsidiary negotiated a joint marketing agreement with a national engineering firm that committed each party to utilize the other's services within a designated area in the northeastern United States on projects involving the closure and remediation of municipal waste sites. Pursuant to this agreement, for an initial term of one year, the subsidiary and the engineering firm agreed to use their respective best efforts to market post-closure services involving their respective capabilities in a defined market area exclusively for their mutual benefit. Submissions to prospective clients, bids and estimates and advertising materials representing the joint relationship must be approved by both parties. The parties also agreed that each may separately pursue opportunities in the market area where a potential client requires only one or the other's individual capabilities. Further, the parties agreed that if their joint marketing efforts resulted in opportunities for the provision of joint services in the market area, they would share profits derived from the performance of such services equally under a joint venture agreement to be executed by them. Each of the subsidiary and the engineering firm agreed to be responsible for their own marketing and related costs incurred in connection with the joint marketing agreement. Either party may terminate the agreement for any reason upon ten days' notice. The one year term of the joint marketing agreement is automatically renewed at the end of each year subject to the foregoing termination right. Anticipated revenues to the subsidiary under the joint marketing agreement and through its individual efforts cannot presently be ascertained.

     Computer Leasing. In July 1989, Transtech entered into a purchase agreement (the "Computer Purchase Agreement") with The Tax Strategy Group, Inc. ("TSG") pursuant to which Transtech purchased certain high-end IBM mainframe computer equipment (the "Equipment") subject to a master lease with Computer Leasing, Inc. for a term of eight years (the "Master Lease") and user leases of varying terms. The purchase price of the Equipment was $35.8 million, of which $2.6 million was paid in cash at closing and the balance of $33.2 million payable in equal consecutive monthly installments of $586,741 (representing principal and interest at the rate of 13.5% per year) over an eight year period.

     Pursuant to the Computer Purchase Agreement and the Master Lease, the monthly base rental income under the Master Lease equals the Company's monthly payments to TSG. Commencing in July 1994, the Company began receiving additional rental income equal to 75% of rents actually paid by users of the Equipment through the expiration of the Master Lease. From 1989 to 1993, the Company's deductions for accelerated depreciation and interest expense exceeded rental income. However, from 1994 through July 1997, the annual rental income will exceed such annual tax deductions, generating net taxable income.

     Beginning in 1991, the Company has reduced its estimate of the future rental and residual value of the computer equipment to reflect the decline in market values and lease rates of equipment of the type owned by the Company. The Company believes that the carrying value of its investment in this computer equipment at December 31, 1995 approximates its net realizable value; however, there can be assurance that future adjustments to its carrying value will not be required to give effect to further market declines in equipment values or lease rates for computer equipment of this type.

     Terms of the Computer Purchase Agreement grant the Company the right to require TSG to repurchase the Equipment if the lease's cumulative financial benefits to the Company through December 31, 1994 or 1995 were less than a specified amount, as measured by the rate of return on the Company's investment. This right was exercisable in the first two months of 1995 or 1996, and was forfeited for the remaining life of the Computer Purchase Agreement when it was not exercised. The purchase price of the Equipment which TSG would have been required to pay the Company if the Company had exercised the right would have equalled the amount necessary for the Company to achieve the specified rate of return. The rate of return through December 31, 1995 was greater than the specified rate, therefore the Company was unable to exercise this right.

     The Internal Revenue Service has questioned the deductions claimed by the Company in connection with its investment in the computer equipment (see Part I, Item 3, Legal Proceedings).

     Other Businesses. The other subsidiaries of the Company hold assets consisting of cash and marketable securities, real property, notes receivable and contract rights.

Prior Operations

     Landfill and Waste Handling Operations. In February 1987, the landfill owned and operated by Kinsley's Landfill, Inc. ("Kinsley's"), the last of the three solid waste landfills previously operated by subsidiaries of the Company, reached permitted capacity and was closed. Previously, in 1976, the landfill owned and operated by Kin-Buc, Inc. ("Kin-Buc") was closed and, in 1977, the landfill operated by Mac Sanitary Land Fill, Inc. ("Mac") was closed. Pursuant to certain federal and state environmental laws, these subsidiaries continue to be responsible for maintenance and monitoring activities associated with the closure procedures of these landfills. The closure procedures typically include the final cover, testing and monitoring of the landfill and associated wells. In addition, the Company has incurred significant professional fees in lawsuits regarding these activities and efforts to obtain contributions towards the cost of closure procedures from waste generators and other parties.

     The Company's accruals for closure and remediation activities equal the present value of the Company's estimated share of future costs related to a site less funds held in trust for such purposes. Such estimates require a number of assumptions, and therefore may differ from the ultimate outcome. The costs of litigation associated with a site are expensed as incurred. The Company has accrued remediation and closure costs for the Kin-Buc landfill, Kinsley's landfill and Mac landfill. Amounts held in certain trusts dedicated to post-closure activities of Kinsley's are netted against the accrual for presentation in the Company's balance sheet.

     Kin-Buc. The Kin-Buc landfill, located in Edison, New Jersey, was operated by a wholly-owned subsidiary of the Company, Kin-Buc, Inc. ("KB"), through August 1975. From September 1975 until the landfill ceased operations in November 1977, the landfill was managed by Earthline Company ("Earthline"), a partnership formed by Wastequid, Inc. ("Wastequid"), then a wholly-owned subsidiary of the Company, and Chemical Waste Management of New Jersey, Inc. ("CWMNJ"), a wholly-owned subsidiary of SCA Services, Inc. ("SCA") and an affiliate of WMX Technologies, Inc. (formerly known as Waste Management, Inc.) ("WMX"). The Company and others have been remediating the Kin-Buc landfill and certain neighboring areas under orders (the "Orders") issued by the United States Environmental Protection Agency ("EPA") in September 1990 and November 1992 to 12 respondents: the Company, KB, Earthline, Wastequid, CWMNJ, SCA, Chemical Waste Management, Inc. (an affiliate of WMX), Filcrest Realty, Inc. (a wholly-owned subsidiary of the Company), Inmar Associates, Inc. (a company owned and controlled by Marvin H. Mahan, a former director, officer and principal shareholder of the Company), Marvin H. Mahan, Robert Meagher (a former director and officer of the Company and Inmar Associates, Inc.) and Anthony Gaess (a former director and officer of SCA). Contractors have completed the construction required by EPA, and the Company is awaiting EPA review and acceptance of the work performed. Maintenance of remedial systems installed at the site and operation of a fluid treatment plant that was constructed to treat fluids at the site are required for a 30-year period beginning in 1995. The total cost of the construction, operations and maintenance of remedial systems over this period plus the cost of past remedial activities is estimated to be in the range of $80 million to $100 million.

     A study to determine the nature and extent of contamination, and the sources thereof, on approximately one acre of land adjacent to the Kin-Buc site has been substantially completed. On the basis of such study, a design for a remedial program involving the installation of a slurry cut-off wall around this one acre parcel was presented to the EPA in late January 1996 for its review and approval. The cost of such installation may range from $1 million to $2 million. It is not possible to predict, at this time, whether the EPA will require additional remedial measures to be taken or will mandate long-term maintenance of the slurry wall. Therefore, the total cost associated with such remediation cannot now be predicted. In view of the $20 million difference between the high and low estimates of the total cost of the remediation of the Kin-Buc site, the addition of as much as $2 million in costs for the installation of the slurry wall around this one-acre parcel will not result in a significant increase in the total costs of the remediation. Other areas within the vicinity of the site also may become the subject of future studies due to the historic use of the area for waste disposal operations. The cost of studies and remediation of such areas is not included in the present estimates of the total cost of the remediation of the Kin-Buc landfill since such work is outside the scope of the Orders. An obligation to undertake significant remediation of areas outside the scope of the Orders could have a material adverse effect on the total estimated costs of remediation.

     The construction at the Kin-Buc site since July 1994 has been financed in part with funds provided by SCA and in part with funds provided from negotiated settlements with certain parties to a suit that the Company initiated in June 1990 in the United States District Court for the District of New Jersey against approximately 450 generators and transporters of waste disposed of at the site for the purpose of obtaining contribution toward the cost of remediation (the "1990 Action"). The Company's cause of action against these parties arises under certain provisions of the Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), which imposes joint and several liability for the remediation of certain sites upon persons responsible for the generation, transportation and disposal of wastes at such sites.

     Outstanding issues relating to the Kin-Buc site impact the liquidity of the Company in several ways. One category of expense relates to the litigation costs of continuing the 1990 Action and the defense of derivative actions and countersuits brought by defendants in the 1990 Action. These actions had been stayed through most of 1994, with only minimal discovery occurring during that time, pending the outcome of the appeals of denials of motions to dismiss. The 1990 Action has now resumed active status. As a result, the Company faces increasing costs associated with discovery and motions for summary judgment.

     The Company is also incurring costs in contesting the validity of a 1986 agreement among the Company, on the one hand, and SCA and certain of its affiliates, on the other hand (the "SCA Group"). That agreement allocated to the Company 75% of the costs incurred by the parties for the remediation of the Kin-Buc site. In 1993, the Company filed a demand for arbitration (the "Company Arbitration") seeking rescission or reformation of the agreement with the SCA Group. SCA moved to enjoin the Company Arbitration on the grounds that the Company's demand was barred by the statute of limitations. In March 1995, the SCA Group filed its own demand for arbitration (the "SCA Arbitration") seeking reimbursement from the Company of approximately $17 million, representing 75% of the remediation expenses purportedly funded by the SCA Group through that time. Certain issues raised by SCA's motion to enjoin the Company Arbitration were referred to a referee. In October 1995, the referee decided that in 1986 the Company knew or should have known facts giving rise to its legal right to challenge its agreement with SCA. In November 1995, SCA moved to confirm the referee's report and the Company moved to reject it. In January 1996, the Court ruled that the referee had not considered the appropriate issues and remanded the referral to the same referee for another hearing, which has not yet been scheduled. Pending resolution of these issues, the SCA Arbitration is proceeding, discovery as to expenditures made by the parties with respect to the remediation and related matters is taking place and a hearing is tentatively set for May 1996. The recovery by SCA of a judgment against the Company in the SCA Arbitration would have a materially adverse effect on the financial condition of the Company, depending upon the structuring of payments pursuant to the judgment and the ability of the Company to recover a portion of such costs from insurance carriers and other parties liable for remediation of the Kin-Buc site. Such judgment, however, cannot be enforced by SCA until and unless the motion to enjoin the Company Arbitration is resolved in SCA's favor.

     The Company believes that it has already contributed its fair share of remediation costs for the Kin-Buc site, having expended in excess of $12 million for direct remediation, carrying costs and ancillary activities related to the site (in historical dollars). The Company is advised, by consultants experienced in CERCLA cost allocation methods, that the Company's share of the cost of remediation of the site will be affected by a variety of factors that are presently being assessed. Such assessment is being developed as discovery of facts relevant thereto is made. It is expected that proceedings for discovery of relevant facts will continue in the 1990 Action for a period of six months to a year. On the basis of this assessment, the Company's share of remediation costs could range from $11 million to $37 million. Insurance proceeds and settlement payments may be available to pay a portion of the Company's share. The insurance companies from which the Company has sought recovery have contested the Company's claim. In addition, the Company may be liable for the payment of some or all of certain other potentially responsible parties' ("PRPs") shares of remediation costs pursuant to disposal agreements with such PRPs which provided for indemnification of those PRPs against certain liabilities. However, the enforceability of such indemnification provisions is being contested by the Company in the 1990 Action. Indemnification provisions in such agreements vary greatly in scope and import, and the Company has contested them on various grounds. It is not possible to predict at this point which, if any, of these provisions will be held inapplicable or unenforceable; accordingly, the impact upon the Company of the outcome of this issue is not determinable at this time. Because the Company's share of remediation costs may exceed the $12 million thus far expended by the Company (that is, may be between the $12 million already spent and the $37 million estimate set forth above) and may not be covered by insurance and settlement proceeds, and because of the Company's potential obligation to indemnify other PRPs, the Company may be required to contribute cash or other assets at the conclusion of the 1990 Action and the related derivative actions and countersuits.

     The Company has currently accrued $10,693,000 for future remediation costs at the Kin-Buc site. The amount ultimately borne by the Company, as well as the timing of such future payments, however, cannot be determined with certainty and are dependent upon the following: (i) determination of the total costs to remediate the landfill as required by current or future orders and directives of the EPA, (ii) the allocation of the total remediation costs to each of the potentially responsible parties named to the Orders,
(iii) the success of the Company's pending arbitration for rescission or reformation of the cost sharing agreement with the SCA Group and (iv) the success of the SCA Group's demand in arbitration for reimbursement of 75% of the costs it has expended to date in the remediation effort. Any or all of the preceding items could ultimately be resolved in a manner that could have a material adverse effect on the financial condition, results of operations or net cash flows of the Company.

     Kinsley's. Kinsley's Landfill, Inc. ("Kinsley's"), a wholly-owned subsidiary of the Company, ceased accepting solid waste at its landfill in Deptford Township, New Jersey on February 6, 1987 and commenced closure of that facility at that time. Kinsley's has accrued $11.5 million for remaining costs of closure and post-closure care of this facility, of which $9.5 million is being held in interest-bearing trust accounts. Such funds are presently anticipated to be adequate to finance post-closure care at the site through the year 2016 based on current costs and absent any unforeseen changes in the condition of the site.

     Mac. Mac Sanitary Land Fill, Inc. ("Mac"), a wholly-owned subsidiary of the Company, operated a landfill in Deptford Township, New Jersey that ceased operations in 1977. The costs of maintaining and monitoring at the facility are being funded by the Company and were $69,000 and $25,000 for the years ended December 31, 1995 and 1994, respectively. At December 31, 1995, Mac has accrued closing costs amounting to $151,000 for the costs of continuing post-closure care and monitoring at the facility. The Company increased its accrual during 1995 due to unanticipated engineering and testing costs incurred to respond to inquiries from environmental agencies. The accrual as of December 31, 1995 is based upon the present value of the estimated maintenance costs of the site's containment systems through the year 2007.

     Carlstadt. In September 1995, the Court approved a settlement of litigation regarding the allocation of the cost of remediation of a site in Carlstadt, New Jersey, on which the Company had operated a solvents recovery facility. The facility was last operated by the Company in 1970. The settlement agreement relieves the Company from future obligations to the group of responsible parties which has been financing the remediation of the site in exchange for a cash payment, proceeds of the settlement of certain insurance claims and an assignment of Carlstadt-related claims that had been filed against the Company's excess insurance carriers. Notwithstanding such settlement, the Company may have liability in connection with the site to the EPA for its costs of overseeing the remediation of the site, and to parties who had not contributed to the cost of the remediation at the time the settlement was approved but who later do so. The Company has received no indication that the EPA intends to assert a claim for oversight costs and the Company believes that the EPA may not have the legal right to do so. Based on the comprehensive discovery performed during the litigation, the Company believes that substantially all responsible parties have been identified, and that the share of remediation costs that is attributable to parties who had not been contributing to those costs is de minimis. Therefore, the Company's liability to those parties, which would arise only if and when those parties actually paid their share, would not be significant.

     The impact of future events or changes in environmental laws and regulations, which cannot be predicted at this time, could result in material changes in remediation and closure costs related to the Company's past waste handling activities, possibly in excess of the Company's available financial resources.

     Additional material adjustments to the Company's current accrual may become necessary as the above costs are incurred and weighed against allocations to other respondents and potentially responsible parties.

     At December 31, 1995, the Company has accrued approximately
$22.3 million for its portion of the estimated closure and remediation costs of these landfills. Of such amount, approximately $9.5 million is held in trusts maintained by trustees for post-closure activities at Kinsley's landfill (see Part I, Item 3, Legal Proceedings).

Discontinued Operations

     Valve Manufacturing Segment. Hunt Valve Company, Inc., located in Salem, Ohio, manufactures specialty directional and flow control valves, fluid power components, hydraulic and pneumatic cylinders and complete valve systems for commercial and military use. Hunt's sales constituted 91%, 89% and 92% of the Company's consolidated operating revenue in 1992, 1993 and 1994, respectively.

     On August 17, 1995, the Company executed a letter of intent pursuant to which the Company's wholly-owned subsidiary, THV Acquisition Corp. ("THV"), agreed to sell all of the issued and outstanding stock of HVHC, Inc., a Delaware corporation ("HVHC"), the then parent of Hunt Valve Company, Inc., an Ohio corporation ("Old Hunt") to ValveCo Inc. On October 24, 1995, the Company executed the definitive stock purchase agreement.

     As part of the Company's plan to protect the market value of Old Hunt through the severance of HVHC from the Company's consolidated federal income tax group in 1995, thereby relieving HVHC and Old Hunt from joint and several liability for the Company's federal income taxes for 1996 and subsequent years, the Company and THV caused Old Hunt to merge with and into HVHC (the "Merger"), whose sole asset was the common stock of Old Hunt. The Merger became effective on December 26, 1995 (the "Merger Date"). On that date, HVHC changed its name to Hunt Valve Company, Inc. Accordingly, except as otherwise expressly provided herein, all references to Hunt herein and the description of documents described herein with respect to matters or events preceding the

Merger Date are references to Old Hunt, and all references to "Hunt" herein with respect to matters or events on or after the Merger Date are references to Hunt, as successor by merger to Old
Hunt.

     Since the net assets of Hunt represented substantially all of the net assets of the Company, the sale was subject to approval by the Company's shareholders. Such approval was granted at a special meeting of the shareholders on February 29, 1996 and the sale was consummated on March 1, 1996. No other offers were received or considered, and no other bids for Hunt were solicited, by the Board of Directors.

     The definitive stock purchase agreement provided for a purchase price of $2,208,000 for Hunt's common stock, representing $18.0 million in cash, reduced by the sum of (i) $12,721,000, representing the amount of Hunt's indebtedness for borrowed money as of the closing of the sale, which had been fixed by the parties at such amount solely for purposes of determination of the purchase price, (ii) $500,000, representing the negotiated amount required to redeem the minority equity position held by Hunt's senior secured note holders, (iii) $2,000,000, representing the amount required to be paid by Hunt to THV upon the redemption by Hunt of its issued and outstanding 7% preferred stock, without par value, all of which was owned by THV and (iv) $571,000, representing the amount to be paid by Hunt to THV in repayment of the senior subordinated note issued by Hunt to THV in the original principal amount of $500,000. The net cash proceeds of the sale (i.e., the sum of the purchase price plus (iii) and (iv) above, less transaction costs) were approximately $3,975,000. A portion of the net cash proceeds ($750,000) was placed in escrow to secure the Company's indemnification obligations to the purchaser under the purchase agreement, including indemnification for any payments made by Hunt after the closing in respect of income taxes owed by the Company for the period that Hunt was a member of the Company's consolidated tax group. The escrow will terminate upon the earlier to occur of (i) the release of all funds from escrow in accordance with the terms thereof or (ii) the later to occur of (x) the expiration of the applicable statute of limitations for the assessment of federal income taxes for all taxable years in which Hunt was a member of the Company's consolidated tax group and (y) the satisfaction by the Company of all assessments or other claims by the Internal Revenue Service for taxes of the consolidated tax group for such years.

     The stock of Old Hunt was acquired by the Company from two individuals, unaffiliated with the Company, on September 27, 1991, when THV acquired all of the stock of HVHC, whose sole asset was Old Hunt. Through THV and HVHC, the Company invested $2.5 million in common stock of Old Hunt and an additional $2 million in 7% preferred stock of Old Hunt. The total consideration paid to the two individual sellers for the capital stock of HVHC consisted of

$9.7 million in cash, including $200,000 paid for non-competition agreements from the sellers (the "Cash Payment"), plus $500,000 in the form of two junior subordinated five-year promissory notes of Old Hunt. Funds for the $5.2 million balance of the Cash Payment, together with the refinancing of approximately $7.8 million of existing debt of Old Hunt and HVHC and additional funds for Old Hunt's working capital, were provided by a revolving loan facility and an aggregate of $11.5 million in term loans to Old Hunt (the "Term Debt"). The loans were secured by substantially all of the assets of Old Hunt. In connection with such financing, Old Hunt issued ten-year warrants (the "Lender Warrants") entitling the lenders of the Term Debt (the "Term Lenders") to acquire up to an aggregate of 19.34% of the common stock of Old Hunt for a nominal exercise price.

     ValveCo Inc. ("ValveCo"), a newly-formed Delaware corporation organized by Three Cities Research, Inc. ("TCR"), a Delaware corporation unaffiliated with the Company or any of its directors and officers, purchased 100% of the Hunt common stock owned by THV, representing 79.05% of the issued and outstanding Hunt common stock. Eighty-five percent of the common stock issued by ValveCo was purchased by TCR investors and 15% was purchased by certain directors and executive officers who are members of management of the Company and Hunt, namely, Robert V. Silva, David Huberfield, Andrew J. Mayer, Jr. and Gerald Bogner, for $150,000. Such directors and executive officers, along with certain other members of senior management of Hunt yet to be determined, also obtained the right to acquire, for an aggregate cost of $2.75 million, an additional 15% of ValveCo's common stock pursuant to the exercise of performance and value-based options. In addition, the aforementioned directors and executive officers of the Company and Hunt were employed in various capacities by ValveCo and Hunt after the sale (see Part III, Item 12, Certain Relationships and Related Transactions).

     In September and October 1995, representatives of the Company, Hunt, the Term Lenders and the Purchaser conducted negotiations with respect to the repurchase of the Lender Warrants and the Term Debt, and with respect to the amount payable to the Term Lenders upon the prepayment of the Term Debt prior to September 27, 2001 (the "Prepayment Premium"). The Prepayment Premium was determined to be approximately $1,800,000 as of December 31, 1995. After efforts of the Company to negotiate a reduced Prepayment Premium were unsuccessful, representatives of TCR joined the negotiations and offered to purchase the Term Debt and Lender Warrants on the condition that the Term Lenders reduce the Prepayment Premium. On October 24, 1995 (the "Term Debt Assignment Date"), the Term Lenders entered into an agreement to assign (the "Term Debt and Warrant Assignment") their entire interests in the Term Debt and the Lender Warrants, to Terold N.V. ("Terold"), a designee of the Purchaser, in consideration for a total of $11,822,480 paid to the

Term Lenders.  Terold is a wholly-owned subsidiary of Real Ltd.
Real Ltd. is a party to an advisory agreement with TC Holding, Inc., which, in turn, owns 100% of the capital stock of TCR.

     Of the total consideration of $11,822,480 paid by Terold, (x) $10,822,480 represented Hunt's outstanding Term Debt obligations through the Term Debt Assignment Date, consisting of $10,733,334 of principal plus $89,146 of accrued and unpaid interest on the Term Debt through the Term Debt Assignment Date, (y) $500,000 represented payment for the Lender Warrants and (z) $500,000 was a transaction fee payable to the Term Lenders in lieu of the Prepayment Premium. Of such transaction fee, $250,000 was paid by Terold and $250,000 was paid by THV to induce Terold to enter into the Term Debt and Warrant Assignment and to waive its right, as assignee of the Term Debt, to collect the Prepayment Premium if the sale is consummated.

     In connection with the Term Debt and Warrant Assignment, the Company, THV, Terold and the Purchaser entered into an agreement on the Term Debt Assignment Date (the "Recapitalization Agreement"), pursuant to which the parties agreed as follows: On or before the earlier of (i) the closing of the sale of Hunt's common stock and
(ii) December 26, 1995, the Company and THV would cause Old Hunt to merge with and into HVHC, with HVHC (now known as Hunt) being the surviving corporation in the Merger. If the closing of the sale did not occur by December 27, 1995, Terold would exercise the Lender Warrants (which had an exercise price of $.01 per share) to acquire 215.79 shares, representing 19.34% of the issued and outstanding shares, of Hunt common stock. This is the same percentage as Terold would have acquired of Old Hunt if Terold had exercised the Lender Warrants prior to the Merger. Concurrently with such exercise, Terold would purchase from THV 18 shares of Hunt, representing 2% of the common stock of Hunt held by THV (the "Supplemental Stock"), for an aggregate purchase price of $50,000, or $2,777.78 per share. After the exercise by Terold of the Lender Warrants and the purchase by Terold of the Supplemental Stock, the Company and its subsidiaries owned less than 80% of the outstanding Hunt voting stock. As a result, Hunt ceased to be a member of the Company's consolidated federal income tax return filing group and therefore would not be liable for the Company's 1996 consolidated federal income taxes.

     Alkali Products. Cal-Lime, Inc. ("Cal-Lime") engaged in the marketing of high alkali products, primarily lime slurry, to customers needing acid neutralization agents, such as municipal and industrial wastewater treatment plants. Sales from this business constituted 7% of the Company's consolidated operating revenues in 1993, and 5% in 1994.

     On August 31, 1995, the Company sold certain machinery, equipment, contract rights and rights to the Cal-Lime name, and gave a non-compete covenant, thereby effectively selling the on-going operations of Cal-Lime which markets alkali products to a competitor. The Company received a cash payment of $600,000 in consideration for the Cal-Lime assets, and is entitled to additional payments of up to $25,000 which are contingent upon the availability of lime slurry from a specified source to the purchaser. The Company intends to liquidate the remaining fixed assets of the subsidiary and has included the book value of the property, buildings and equipment not part of this transaction under the caption "assets held for sale" on the accompanying balance sheet.

Part I, Item 2.  Description of Properties.

     1. A subsidiary of the Company, Filcrest Realty, Inc., owns parcels of land totalling approximately 125 acres in Edison Township, Middlesex County, New Jersey, which are currently not being used. This property is located in the vicinity of the Kin-Buc, Inc. property (see Paragraph 5 below). Approximately 26 acres of Filcrest's property has been dedicated to the remediation of areas neighboring the Kin-Buc, Inc. property.

     2.  One of the Company's subsidiaries, Kinsley's Landfill,
Inc., owns, and until February 1987, operated a landfill on approximately 320 acres in Deptford Township, Gloucester County,
New Jersey. This landfill is now undergoing post-closure procedures.

     3. Other subsidiaries and Transtech own approximately 218 acres in Deptford Township, Gloucester County, New Jersey, which are currently being held for sale. Certain of these parcels are subject to mortgages which total approximately $387,000 as of December 31, 1995.

     4. Another subsidiary of the Company, Mac Sanitary Land Fill, Inc., leased approximately 88 acres in Deptford Township, Gloucester County, New Jersey for use as a landfill site until February 1977. At that time, the lease was terminated in accordance with provisions of the lease which permitted termination when and as the landfill reached the maximum height allowed under New Jersey law. Mac currently conducts post-closure activities at the site.

     5. Another subsidiary of the Company, Kin-Buc, Inc., owns a 27 acre site in Edison Township, Middlesex County, New Jersey, upon which it operated a landfill. At present, only remediation activities are conducted on the site.

     6. Harrison Returns, Inc. (f/k/a Cal-Lime, Inc.), a subsidiary of the Company, owns approximately two acres of real property in Readington Township, Hunterdon County, New Jersey on which a single-story office building and a two-story single family house are situated. This property is currently held for sale.

     7. The Company leases its principal executive offices in Piscataway, New Jersey pursuant to a lease which commenced in February 1992 and terminates February 28, 1997. The monthly rent equalled $4,000 from inception through August 1992, $4,277 through June 1994, and $4,277 from December 1994 through expiration. Such offices occupy approximately 5,132 square feet.

Part I, Item 3.  Legal Proceedings.

     As to Federal Tax Liabilities

     In 1991, the Internal Revenue Service (the "Service") asserted numerous adjustments to the tax liability of the Company and its subsidiaries for tax years 1980 through 1988, along with interest and penalties thereon. In 1993, after the conclusion of administrative proceedings, the Service issued a deficiency notice to the Company asserting adjustments to income of $33.3 million and a corresponding deficiency in federal income taxes of approximately $13.5 million, as well as penalties of $2.5 million and interest on the asserted deficiency and penalties. In addition, the Service challenged the carryback of losses incurred by the Company in taxable years 1989 through 1991, thereby bringing those years, which had been the subject of an ongoing audit, into the deficiency notice. The 1989-91 tax audit is discussed below. The Company filed a petition with the Tax Court contesting many of the proposed adjustments asserted in the deficiency notice. On June 5, 1995, August 14, 1995 and March 7, 1996, respectively, the Company and the Service executed a stipulation of partial settlement of issues in the Tax Court case and first and second revised stipulations of partial settlement. These partial settlements have resolved most of the adjustments asserted in the deficiency notice.

     Taking into account the partial settlements that have been concluded to date, the Company has accepted approximately $5.2 million of the $33.3 million of total adjustments to income asserted by the Service. Many of the adjustments accepted by the Company relate to issues on which the Service would likely have prevailed in court. The Service has conceded adjustments totalling $27.4 million of taxable income and penalties, leaving only one issue, involving several taxable years, unresolved from the 1980-88 period. Also unresolved are the adjustments, discussed below, asserted by the Service for the 1989-91 period. The Company cannot predict the outcome of further settlement negotiations or litigation with the Service over these issues.

     The Service has concluded an audit of the Company's federal income tax returns for 1989 through 1991, and has questioned the deductions claimed by the Company in connection with its investment in computer equipment under lease (see Part I, Item 1, Continuing Operations). The Service also challenged certain real property deductions and certain expenses that were deducted by the Company, but that the Service believes should have been capitalized. These deductions will be addressed in the pending Tax Court case because losses in 1989-91 were carried back and deducted in years covered by the Tax Court case. Discussions with the Service on the 1989-91 issues, including the computer equipment issue, are in progress.

     The financial condition, results of operations and net cash flows of the Company could be materially and adversely affected if the Company is either unsuccessful in the defense of the issues remaining in dispute with the Service or unable to settle such issues in a manner which can be funded by the Company's available resources.

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

"Settlement Agreement") with SCA, CWMNJ, Wastequid and Earthline (the "SCA Group") regarding the sharing of remediation costs of the Kin-Buc Landfill, pursuant to which the Transtech Group agreed to pay 75% of such costs and the SCA Group the remaining 25%. The parties also agreed to establish and fund a trust for the payment of these costs.

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

     In 1991, 1992 and 1993, Transtech, Kin-Buc, Filcrest, SCA, CWMNJ and Wastequid (the "Kin-Buc Response Group") presented settlement proposals to approximately 300 of these 450 PRPs; of the 450, these 300 PRPs were believed to be responsible, individually, for no more than 1%, and in the aggregate, no more than 25% of the non-municipal waste disposed of at the Kin-Buc Landfill (the "De Minimis PRPs"). Approximately 200 of the 300 De Minimis PRPs accepted settlement, paying an aggregate of approximately $10 million towards the cost of the remediation of the Kin-Buc Landfill. With changes in ownership, mergers, consolidations, insolvencies, bankruptcies, dissolutions and liquidations of the PRPs from the time of their involvement with the Kin-Buc Landfill to the conclusion of settlements, approximately 50 De Minimis PRPs, believed to be responsible, in the aggregate, for approximately 15% of the non-municipal waste disposed of at the Kin-Buc Landfill, remained in the litigation, along with 24 non-De Minimis, or major PRPs, believed to be responsible, in the aggregate, for approximately 75% of such waste. Percentages of waste attributed to non-owner/operator PRPs who arranged for the disposal of, or transported waste to, the Kin-Buc landfill, are relevant to, but not dispositive of, those PRPs' share of the cost of the remediation of the landfill.

     In November 1995, an additional 145 PRPs were joined in the litigation. Of these, 88 are municipalities whose waste was disposed of at the Kin-Buc landfill and 57 are companies which transported such municipal waste to the landfill.

     In December 1992, substantially all of the non-municipal waste PRPs filed three pleadings in the case, two of which are against Transtech or its subsidiaries. The first such pleading is a counterclaim against Transtech, Kin-Buc and Filcrest and a third-party complaint against other owners or alleged operators of the Kin-Buc Landfill (including the SCA Group, Inmar, Marvin H. Mahan, another former officer and director of Transtech and a former principal of SCA.) The second pleading is a third-party complaint against six parties, not named by Transtech in its complaint, which also allegedly arranged for the disposal of or transported hazardous wastes to the Kin-Buc Landfill. Discovery in respect of the issues raised in these pleadings is being conducted together with those raised in the case in chief.

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

     In October 1995, a referee appointed by the Court to determine when the Company knew or should have known facts giving rise to its legal right to challenge the 1986 agreement (that is, what the cost to remediate the Kin-Buc Landfill would be), found that the Company knew or should have known such facts as early as 1986. In November 1995, the SCA Group moved to confirm the referee's report and the Company moved to reject it. In January 1996, the Court ruled that the referee had not considered the appropriate issues and remanded the referral to the same referee for another hearing, which has not yet been scheduled.

     In March 1995, while the Court's referral on the Company's arbitration was pending, the SCA Group filed a demand for arbitration (the "SCA Arbitration") seeking reimbursement from the Company of 75% of remediation expenses purportedly funded by WMX through that time. The Company brought an action in the Supreme Court for the State of New York in March 1995 seeking to stay the SCA Arbitration pending a decision on WMX's and the SCA Group's motion to enjoin the Transtech Arbitration. In April 1995, the Court narrowed the issues to be arbitrated to the amount of funds expended on the remediation and the reasonableness of such expenditures and made any findings on such issues subject to resolution of the Company's arbitration as to the enforceability of the 1986 agreement. Discovery as to such expenditures is ongoing, and a hearing is tentatively set for May 1996.

     The Company believes that a portion of the owner-operator share of the cost of the remediation of the Kin-Buc Landfill will be allocated to it by the Court. At this point, management is unable to assess whether this portion will exceed the costs already borne by the Company. Further, it is too early in the proceedings in the Transtech Arbitration and the SCA Arbitration to assess whether the Settlement Agreement will be enforced, and whether, if it is enforced, recoveries from PRPs and the Company's insurance carriers will be sufficient to satisfy the Company's obligations thereunder. The financial condition, results of operations and net cash flows of the Company will be materially and adversely affected if the Company is required to make any significant additional contribution to the cost of the remediation.

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

     In September 1995, the Court approved a settlement of the AT&T Suit among Transtech, Inmar, Mr. Mahan, the AT&T group and other generators and transporters of waste handled at the Carlstadt site who had contributed to the costs of the remediation of the site. Pursuant to such settlement, Transtech, Inmar and Mr. Mahan agreed to (i) pay $4.1 million of proceeds from settlements with primary insurers of a coverage action brought by the Company and Inmar against their primary and excess insurers, (ii) pay an additional $145,000 ($72,500 from Transtech and $72,500 from Inmar and Mr. Mahan) and (iii) assign their Carlstadt Site-related insurance claims against an excess insurer in exchange for a complete release from these parties of all liability arising from or on account of environmental contamination at the Carlstadt Site and the parties' remediation of the same. Notwithstanding such settlement, the Company may have liability in connection with the site to the EPA for its cost of overseeing the remediation of the site, and to parties who had not contributed to the remediation at the time the settlement was approved but who later do so. The Company has received no indication that the EPA intends to assert a claim for oversight costs and the Company believes that the EPA may not have the legal right to do so.

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

     As to the Tang Site

     Pursuant to a December 1988 agreement with Tang, in 1988, 1989 and 1990 Transtech spent approximately $4.3 million for the remediation of a Piscataway, New Jersey site owned by Tang and operated by Transtech for a limited period of time. In October 1990, Transtech determined that it would no longer continue to contribute to the remediation of that site. The EPA is performing remediation at the site and has requested information from approximately 100 potentially responsible parties concerning their involvement with the Tang site. Transtech has had no direct involvement with the EPA since October 1990 and has not been the recipient of an EPA request for information.

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

     During December 1993, a settlement was reached which provided the plaintiffs with a nominal cash payment from the Company and the ability to recover from the Company up to $300,000 for reimbursement of certain expenditures if after two years the plaintiffs are unsuccessful in their efforts to obtain coverage for certain liabilities from the Company's and the plaintiffs' insurance carriers. No such demand for reimbursement has been made by the plaintiffs.

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

     The uncertainty of the outcome of the aforementioned tax litigation and audit and environmental litigation and the impact of future events or changes in environmental laws or regulations, which cannot be predicted at this time, could result in increased remediation and closure costs, and increased tax and other potential liabilities. A significant increase in such costs could have a material adverse effect on the Company's financial position, results of operations and net cash flows. The Company may ultimately incur costs and liabilities in excess of its available financial resources.

Part I, Item 4.  Submission of Matters to a Vote of
                 Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1995.

                             PART II

Part II, Item 5.  Market for Common Equity and Related
                  Stockholder Matters.

     The information required under this Item is incorporated herein by reference to the Company's Annual Report to Stockholders filed herewith as Exhibit 13.

Part II, Item 6.  Management's Discussion and Analysis or Plan
                  of Operation.

     The information required under this Item is incorporated herein by reference to the Company's Annual Report to Stockholders filed herewith as Exhibit 13.

Part II, Item 7.  Financial Statements.

     The information required under this Item is incorporated herein by reference to the Company's Annual Report to Stockholders filed herewith as Exhibit 13.

Part II, Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                            PART III

Part III, Item 9.  Directors, Executive Officers, Promoters
                   and Control Persons; Compliance with Section
                   16(a) of the Securities Exchange Act.

Directors and Executive Officers of the Company

     Robert V. Silva (52) - President and Chief Executive Officer and a director of the Company from April 1991 and Chairman of the Board of Directors from November 1991. Mr. Silva served as a consultant to the Company from December 1990 until his appointment in April 1991 as an officer of the Company. Mr. Silva was employed from September 1987 to December 1990 as Executive Vice President of Kenmare Capital Corp. ("Kenmare"), an investment firm, and provided financial and management consulting services to companies acquired by Kenmare's affiliates. In connection with such financial and management services, Mr. Silva served as Vice President and a Director of Old American Holdings, Inc. and its subsidiary from 1988 to 1990, and Vice President and a Director of Compact Video Group, Inc. and its subsidiaries from 1988 to 1991 and of Manhattan Transfer/Edit, Inc. from 1989 to 1991. Mr. Silva also served as a Director of General Textiles from 1989 to 1991. From June 1985 to September 1987, Mr. Silva served as Vice President of, and provided management consulting services to, The Thompson Company, a private investment firm controlled by the Thompson family of Dallas, Texas. Mr. Silva's wife is the sister-in-law of Gary Mahan, the son of Marvin H. Mahan and Ingrid T. Mahan.

     Arthur C. Holdsworth, III (48) - A director of the Company since 1988. Since August 1991, Mr. Holdsworth has been Vice President of Sales at Millington Quarry, Inc. Prior to that and from 1977, Mr. Holdsworth was General Manager of Dallenbach Sand Co., Inc. Both corporations are owned by members of the Mahan family.

     Andrew J. Mayer, Jr. (40) - Vice President-Finance and Chief Financial Officer of the Company from November 1991 and a director of the Company from December 1991 and, from April 1992, Secretary of the Company. From 1988 to November 1991, Mr. Mayer served as Vice President, Secretary and Treasurer of Kenmare. From 1984 to 1988, Mr. Mayer served as Financial Analyst and Controller of Kenmare. In connection with management and financial services provided by Kenmare, Mr. Mayer served in a variety of capacities for the following companies: Old American Holdings, Inc. and its subsidiary from 1988 to 1991; The Shannon Group, Inc. and its subsidiaries from 1988 to 1990; Detroit Tool Group, Inc. and its subsidiaries from 1989 to 1990; Compact Video Group, Inc. from 1988 to 1991; Manhattan Transfer/Edit, Inc. from 1989 to 1991; and General Textiles from 1989 to 1990.

Compliance with Section 16(a) of Securities
Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Base solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the Company's fiscal year ending December 31, 1995 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with, except that a report on Form 4, as to one transaction, was filed late by Arthur C. Holdsworth, III, and a report on Form 4 was filed by Nancy M. Ernst to correct the total number of shares held by her.

Part III, Item 10.  Executive Compensation.

                   Summary Compensation Table

     The following table summarizes the compensation paid to or earned by the President and Chief Executive Officer (the "Chief Executive Officer") and the Vice President-Finance, Chief Financial Officer and Secretary (the "Named Executive Officer") in the years ending December 31, 1995, 1994 and 1993 ("Fiscal 1995", "Fiscal 1994" and "Fiscal 1993", respectively) for services rendered by them to the Company in all capacities during such years. Both the Chief Executive Officer and the Named Executive Officer were the only executive officers of the Company whose total annual salary and bonus exceeds $100,000 and were serving as executive officers of the Company at December 31, 1995.

                           ANNUAL COMPENSATION

                                                      Other
  Name and                                            Annual
  Principal            Fiscal                         Compen-
  Position             Year   Salary      Bonus       sation (a)


  Robert V. Silva      1995   $278,688(b) $25,000(b)  $1,964
  President and Chief  1994   $264,000(c) $48,000(c)  $2,668
  Executive Officer    1993   $240,431(d) $0          $2,398

  Andrew J. Mayer, Jr. 1995   $136,000    $0          $1,435
  Vice President-      1994   $126,000    $7,500      $1,270
  Finance, Chief       1993   $120,592    $1,000      $1,200
  Financial Officer
  and Secretary

                                  Long Term Compensation

                                  Awards            Payouts

                                        Options/    Long-Term  All
Name and                    Restricted  Stock App-  Incentive  Other
Principal            Fiscal  Stock      reciation   Plan       Compen-
Position             Year    Awards     Rights      Payouts    ation

Robert V. Silva      1995       0           0         0           0
President and Chief  1994       0           0         0           0
Executive Officer    1993       0           0         0           0


Andrew J. Mayer, Jr. 1995       0           0         0     $10,000(e)
Vice President-      1994       0           0         0     $10,000(e)
Finance, Chief       1993       0           5,000     0           0
Financial Officer
and Secretary


     (a) In each case, the amount shown as other annual compensation is the Company's matching contributions to its 401(k) Plan on behalf of the Chief Executive Officer and the Named Executive Officer during each of Fiscal 1995, Fiscal 1994 and Fiscal 1993. In each of Fiscal 1995, Fiscal 1994 and Fiscal 1993, the Company's 401(k) Plan provided for a match equal to 50% of a participant's contribution to the plan in that year, subject to a maximum of (i) 2% of compensation in that year or (ii) applicable Internal Revenue Service limits.

     (b) Mr. Silva's Fiscal 1995 aggregate annual compensation of $278,688 was allocated $160,000 to the Company and $118,688 to Hunt. The bonus of $25,000 was paid by Hunt. Mr. Silva served as Chairman of the Board of Directors and Chief Executive Officer of Hunt.

     (c) Mr. Silva's Fiscal 1994 aggregate annual compensation of $264,000 was allocated $160,000 to Transtech and $104,000 to Hunt. The bonuses totalling $48,000 were paid by Hunt.

     (d) Mr. Silva's Fiscal 1993 aggregate annual compensation of $240,431 was allocated $160,000 to Transtech and $80,111 to Hunt.

     (e) Represents Fiscal 1995 and 1994 director fees paid by Hunt.

                       Stock Option Plans

     The following table sets forth, with respect to grants of stock options and stock appreciation rights ("SARs") to the Chief Executive Officer and the Named Executive Officer during Fiscal 1995: (a) the number of options granted; (b) the percent the grant represents of total options granted to employees during Fiscal 1995; (c) the per-share exercise price of the options granted; and
(d) the expiration date of the options.

                OPTION/SAR GRANTS IN FISCAL 1995

                                % Of Total
                                Options/SARs*
                   Options/     Granted to     Exercise
                   SARs*        Employees in   or Base
Name               Granted (#)  Fiscal Year    Price ($/sh)   Expiration Date

Robert V. Silva      0            N/A            N/A              N/A

Andrew J. Mayer, Jr. 0            N/A            N/A              N/A

     *No SARs have been issued by the Company.

     The following table sets forth: (a) the number of shares received and the aggregate dollar value realized in connection with each exercise of outstanding stock options during Fiscal 1995 by the Chief Executive Officer and the Named Executive Officer; (b) the total number of all outstanding, unexercised options (separately identifying exercisable and unexercisable options) held by such executive officers as of the end of Fiscal 1995; and (c) the aggregate dollar value of all such unexercised options that are in-the-money (i.e., options as to which the fair market value of the underlying common stock of the Company that is subject to the option exceeds the exercise price of the option), as of the end of Fiscal 1995.

         AGGREGATED OPTION/SAR EXERCISES IN FISCAL 1995
              AND FISCAL YEAR-END OPTION/SAR VALUES

                                                            Value of
                                             Number of      Unexercised
                                             Unexercised    In-the-Money
                                             Options/SARs*  Options/SARs* at
                                             Year-End(#)    Fiscal Year-End($)

                Shares
                Acquired         Value        Exercisable/   Exercisable/
Name            on Exercise (#)  Realized ($) Unexercisable  Unexercisable

Robert V. Silva        0            N/A         50,000/0        0/0

Andrew J. Mayer, Jr.   0            N/A          5,000/0        0/0


     * No SARs have been issued by the Company.


                    Compensation of Directors

     Directors of the Company who are not also employees are paid annual directors' fees of $1,875 per calendar quarter, plus $500 for attending each meeting of the board. In Fiscal 1995, Arthur C. Holdsworth, III earned fees of $10,000.

Part III, Item 11.  Security Ownership of Certain Beneficial Owners
                    and Management.

     As of the close of business on March 4, 1996, the Company has issued and outstanding 2,829,090 shares of Common Stock, which figure excludes 1,885,750 shares owned by the Company which are not outstanding and are not eligible to vote.

     Set forth below is a table showing, as of March 4, 1996,the number of shares of Common Stock owned beneficially by:

          (1) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of such Common Stock;

          (2)  each director of the Company;

          (3)  the chief executive officer of the Company (the
"Chief Executive Officer");

          (4) the most highly compensated executive officers of the Company (other than the Chief Executive Officer) whose total annual salary and bonus exceeds $100,000 (the "Named Executive
Officer"); and

          (5) all officers and directors of the Company as a group.

     Unless otherwise specified, the persons named in the table below and footnotes thereto have the sole right to vote and dispose of their respective shares.


 Name and Address of
 Beneficial Owner and          Number of Shares      Percentage
 Identity of Group             Beneficially Owned    of Class

 Roger T. Mahan                325,435 (a),(d)       11.5%
 47 McGregor Avenue
 Mt. Arlington, NJ 07856

 Nancy M. Ernst                321,775 (a),(b),(d)   11.3%
 2229 Washington Valley Rd.
 Martinsville, NJ 08836

 Gary A. Mahan                 310,601 (a),(c),(d)   11.0%
 53 Cross Road
 Basking Ridge, NJ 07920

 Herzog, Heine & Geduld        296,518               10.4%
 525 Washington Blvd.
 Jersey City, NJ 07310

 Robert V. Silva                50,000 (e)            1.8%
 200 Centennial Avenue
 Piscataway, NJ 08854

 Arthur C. Holdsworth, III           0                 --
 200 Centennial Avenue
 Piscataway, NJ 08854

 Andrew J. Mayer, Jr.            5,000 (f)             .2%
 200 Centennial Avenue
 Piscataway, NJ 08854

 All executive officers         55,000 (g)            2.0%
 and directors as a group
 (3 in group)

     (a) Roger T. Mahan, Nancy M. Ernst and Gary A. Mahan are the children of Marvin H. Mahan, a former officer, director and principal shareholder of the Company, and his wife, Ingrid T. Mahan. Marvin H. and Ingrid T. Mahan disclaim beneficial ownership of the shares owned by their children.

     (b) Includes 8,600 shares owned by Nancy M. Ernst's husband, Kenneth A. Ernst, and 18,200 shares owned by their minor children. Mr. Ernst was a director of the Company from June 1987 through April 29, 1994.

     (c) Includes 8,600 shares owned by Gary A. Mahan's wife, Elizabeth Mahan, and 8,600 shares owned by their minor child.

     (d) Members of the Mahan family, consisting of Roger T. Mahan, Nancy M. Ernst and Gary A. Mahan, their spouses and children and their parents, Marvin H. Mahan and Ingrid T. Mahan, own 967,911 shares of Common Stock, which represent approximately 34% of the shares outstanding. In addition, Ingrid T. Mahan is executrix of the estate of Arthur Tang, which owns an additional 32,750 shares of such common stock.

     (e) Represents incentive options to purchase 50,000 shares at $.75 per share, all of which are presently exercisable.

     (f) Represents incentive options to purchase 5,000 shares at $0.438 per share, all of which are presently exercisable.

     (g) Consists of incentive options to purchase 55,000 shares held by two officers of the Company, all of which are presently exercisable.

Part III, Item 12.  Certain Relationships and Related Transactions.

     In 1988, Marvin H. Mahan, a former officer, director and principal shareholder of the Company, Inmar Associates, Inc. ("Inmar"), a New Jersey corporation controlled by Mr. Mahan, and Transtech were sued in a civil action in the United States District Court for the District of New Jersey entitled AT&T Technologies, Inc. et al. v. Transtech Industries, Inc. et al. v. Allstate Insurance Company et al. (the "AT&T Suit") by a group of generators of waste (the "AT&T Group") alleging, among other things, that the primary responsibility for the clean-up and remediation of a Carlstadt, New Jersey site operated by the Company as a solvents recovery plant for a five year period ended in 1970 rests with the Company, Inmar and Mr. Mahan. Thereafter, the Company and Inmar brought third-party actions against, among others, the insurance companies which issued policies of comprehensive general liability insurance to them and to another operator of the site now in dissolution. Settlements with these insurers resulted in payments to Transtech, Inmar and Mr. Mahan of a total of $4.075 million which was applied to the Company's, Inmar's and Mr. Mahan's liability to the AT&T Group. The Company believes that the terms of the settlements are no less favorable to the Company than could be obtained with non-affiliated parties.

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

     Pursuant to a December 1988 agreement with Tang Realty, Inc. ("Tang"), a corporation controlled by Mr. Mahan, in 1988, 1989 and 1990 the Company spent approximately $4.3 million for the remediation of a Piscataway, New Jersey site owned by Tang and operated by the Company for a limited period of time. In October 1990, the Company determined that it would no longer continue to contribute to the remediation of that site and in March 1991 the Company made a demand upon Tang for reimbursement of the amounts it had expended in connection with such remediation. In April 1991 Tang rejected the demand for reimbursement and demanded the Company resume the remediation. These demands are the subject of negotiations with Tang discussed below. One of the Company's wholly-owned subsidiaries, Kin-Buc, Inc. ("Kin-Buc"), leased from Inmar approximately 50 acres of land upon which a portion of the Kin-Buc landfill (the "Kin-Buc Landfill") is located. This lease ran to July 1995. The annual base rent of $162,500 had been waived by Inmar because the Kin-Buc Landfill was not operating. In April 1991, Inmar demanded that, in accordance with certain provisions of the Kin-Buc Lease, the Company indemnify Inmar and Mr. Mahan against liability for remediation of the leased tract, and pay Inmar $6.6 million in damages for loss of value of its adjoining property. These demands are the subject of negotiations with Inmar discussed below.

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

     On August 28, 1992, the Company made an advance of $10,000 to Robert V. Silva, President and Chief Executive Officer of the Company. This advance is evidenced by a note which bears interest at a floating prime rate plus 1% and is due and payable in May

1997. On April 22, 1994 the Company made a loan of $75,000 to Mr. Silva, evidenced by a note which bears interest at a floating prime rate plus 1% and is due and payable in May 1997. A total of $93,000 was outstanding with respect to the advance and loan, including interest, as of December 31, 1995. The Company believes that the terms of the advance and the loan to Mr. Silva are no less favorable to the Company than could be obtained with non-affiliated parties.

     On March 1, 1996, ValveCo Inc. ("ValveCo"), a newly-formed Delaware corporation organized by Three Cities Research, Inc. ("TCR"), a Delaware corporation unaffiliated with the Company or any of its directors and officers, purchased 100% of the Hunt Valve Company, Inc. common stock owned by THV Acquisition Corp, a wholly-owned subsidiary of the Company, representing 79.05% of the issued and outstanding Hunt common stock. Fifteen percent of the common stock issued by ValveCo was purchased by certain directors and executive officers who are members of management of the Company and Hunt, namely, Robert V. Silva (7.5%), David Huberfield (4%), Andrew
J. Mayer, Jr. (2%) and Gerald Bogner (1.5%) for $150,000. Such directors and executive officers, along with certain other members of senior management of Hunt yet to be determined, also obtained the right to acquire, for an aggregate cost of $2.75 million, an additional 15% of ValveCo's common stock pursuant to the exercise of performance and value-based options. In addition, the aforementioned directors and executive officers of the Company and Hunt have been employed in various capacities by ValveCo and Hunt after the sale (see Part I, Item 1, Description of Business, Discontinued Operations).

                             PART IV

Part IV, Item 13.  Exhibits and Reports on Form 8-K.

     Exhibits

     The exhibits to this report are listed in the Exhibit Index on pages 35 to 38.

     Reports on Form 8-K

     In a report filed on Form 8-K dated November 1, 1995, the Company reported that on October 24, 1995, THV Acquisition Corp., a wholly-owned subsidiary of the Company, entered into an agreement to sell all of the issued and outstanding shares of the capital stock of HVHC, Inc., its wholly-owned subsidiary and, indirectly, all of the issued and outstanding shares of the common capital stock of Hunt Valve Company, Inc. owned by HVHC, Inc., to ValveCo Inc. (see Part I, Item 1, Discontinued Operations, Valve Manufacturing Segment).

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              TRANSTECH INDUSTRIES, INC.
                              (Registrant)


                              By: /s/ Robert V. Silva
                                  Robert V. Silva, President and
                                  Chief Executive Officer
                                  and Director


Dated: April 15, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


/s/ Robert V. Silva                    April 15, 1996
Robert V. Silva, President and
Chief Executive Officer
and Director


/s/ Andrew J. Mayer, Jr.               April 15, 1996
Andrew J. Mayer, Jr.
Vice President-Finance, Chief
Financial Officer, Secretary and
Director


/s/ Arthur C. Holdsworth, III          April 15, 1996
Arthur C. Holdsworth, III, Director

                          EXHIBIT INDEX

                                                       Sequential
Exhibit No.                                             Page No.

 3        Articles of Incorporation and By-Laws:

 3 (a) Articles of incorporation: Incorporated by reference to Exhibit 3 (a) to the Company's
          Annual Report on Form 10-K for fiscal year ended December 31, 1989

 3 (b)    By-laws: Incorporated by reference to Exhibit
          3 (b) to the Company's Annual Report on Form
          10-K for fiscal year ended December 31, 1989

 3 (c)    Amended and restated by-laws:  See "G" below

10        Material contracts:

10 (a) Stock Purchase Agreement dated June 29, 1989 among the Company and the Tendering
          Shareholders, as therein defined: See "A" below

10 (b)    Stock Option Cancellation Agreement dated June
          29, 1989 among the Company, Charles F. Trapp and Edward Egan: See "B" below

10 (c) Purchase Agreement dated as of July 14, 1989 between The Tax Strategy Group, Inc. and the
          Company:  See "B" below

10 (d)    Non-Negotiable, Non-Recourse Installment
          Promissory Note dated as of July 14, 1989 by the Company to The Tax Strategy Group, Inc.:
          See "B" below

10 (e) Security Agreement dated as of July 14, 1989 between the Company and The Tax Strategy
          Group, Inc.:  See "B" below

10 (f)    Master Lease Agreement dated as of July 14,
          1989 between The Tax Strategy Group, Inc. and
          CLI Equity Resources XV, L.P. ("CLI"),
          assigned by CLI to the Company by Consent and Assignment Agreement dated as of July 14,
          1989:  See "B" below

                                                       Sequential
Exhibit No.                                             Page No.

10 (n)    Property Purchase Agreement dated December 31,
          1992 by and among Red Robin Realty, Inc. as
          Seller and James Messner, Sr. and James
          Messner, Jr. as Buyers:  See "C" below

10 (o)    Asset Purchase Agreement dated December 31,
          1992 by and among Genetic Farms, Inc., as Seller and James Messner, Sr. and James
          Messner, Jr., as Buyers:  See "C" below

10 (p)    Settlement Agreement and Mutual Release dated
          October 28, 1992 among Transtech Industries,
          Inc. and certain of its subsidiaries and affiliates, Inmar Associates, Inc. and certain of its affiliates, Marvin H. Mahan, Roger T.
          Mahan and The Continental Insurance Company:
          See "C" below

10 (q) Order for Approval of De Minimis Settlement and for Dismissal of Certain Defendants of the District Court for the District of New Jersey dated November 2, 1992 in Transtech
          Industries, Inc. et al. v. A&Z Septic Clean, et al., Civil Action No. 90-2578 (HAA) approving settlements with certain defendants identified on Exhibits 1 and 2 to such Order pursuant to The Kin-Buc Landfill Contribution
          Agreement in the form of Exhibit 3 to such
          Order:  See "C" below

10 (y)    Settlement Agreement and Mutual Release dated
          May 31, 1994 among Transtech Industries, Inc.
          and certain of its subsidiaries and
          affiliates, Inmar Associates, Inc. and certain of its affiliates, Marvin H. Mahan, Roger T.
          Mahan and The City Insurance Company: See "D" below

10 (z)    Settlement Agreement and Release dated April
          20, 1994 among Transtech Industries, Inc.
          Inmar Associates, Inc., Marvin H. Mahan, Mt.
          Vernon Insurance Company and The United States
          Liability Insurance Company:  See "D" below

10 (ac)   Settlement Agreement and Release dated
          September 16, 1994 among Transtech Industries,
          Inc., and its subsidiaries and affiliates,

                                                       Sequential
Exhibit No.                                             Page No.

          Inmar Associates, Inc., and its subsidiaries and affiliates, and the National Union Fire
          Insurance Company of Pittsburgh, Pa.: See "E" below

10 (ad)   Settlement Agreement and Mutual Release dated
          October 3, 1994 among Transtech Industries,
          Inc., and its subsidiaries and affiliates, Inmar Associates, Inc. and its subsidiaries and affiliates, Marvin H. Mahan and Allstate
          Insurance Company:  See "E" below

10 (au)   Settlement Agreement approved in September
          1995 among Transtech Industries, Inc., Inmar
          Associates, Inc., Marvin H. Mahan and certain members of the 216 Paterson Plank Road
          Cooperating PRP Group:  See "F" below

10 (av)   Income Tax Sharing Agreement dated September
          27, 1991 among Transtech Industries, Inc., THV
          Acquisition Corp., HVHC, Inc. and Hunt Valve
          Company, Inc.:  See "F" below

10 (aw)   Stock Purchase Agreement dated as of October
          24, 1995 between ValveCo Inc. and THV
          Acquisition Corp. (without schedules):  See
          "G" below

10 (ax) Amended and Restated Stock Purchase Agreement dated as of January 15, 1996 among THV
          Acquisition Corp., ValveCo Inc., Transtech
          Industries, Inc., Hunt Valve Company, Inc. and
          Terold N.V., with exhibits, and letter
          agreement dated February 5, 1990 among THV
          Acquisition Corp., ValveCo Inc. and Transtech
          Industries, Inc.:  See "H" below

10 (ay)   Escrow Agreement dated March 1, 1996 by and
          among THV Acquisition Corp., ValveCo Inc. and
          United States Trust Company of New York, as
          escrow agent                                    39 - 51

11        Statement regarding computation of net loss
          per share                                       52 - 53

13        Annual report to Stockholders                  54 - 116

22        Subsidiaries of the Registrant                      117

     "A"  Incorporated herein by reference to the
          Company's Current Report on Form 8-K dated
          June 30, 1989

     "B"  Incorporated herein by reference to the
          Company's Current Report on Form 8-K dated
          July 14, 1989

     "C"  Incorporated herein by reference to the
          Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992, as amended on May 18, 1993

     "D"  Incorporated herein by reference to the
          Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994

     "E"  Incorporated herein by reference to the
          Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994

     "F"  Incorporated herein by reference to the
          Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995

     "G"  Incorporated herein by reference to the
          Company's Current Report on Form 8-K dated
          October 24, 1995

     "H"  Incorporated herein by reference to the
          Company's Current Report on Form 8-K dated
          March 1, 1996