Form 10QSB
period 1996-03-31
TRANSTECH INDUSTRIES INC
filed 1996-05-15
CIK 87799

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           __________

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1996

                              or

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,829,090 shares of common stock, $.50 par value, outstanding as of May 6, 1996. In addition, at such date, the issuer held 1,885,750 shares of common stock, $.50 par value, in treasury.

Transitional Small Business Disclosure Format (Check One):
Yes    No X
                                               Page 1 of pages 32
                                         Exhibit index on page 31


                    TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                            I N D E X

                                                          Page(s)
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

      Consolidated Balance Sheets as of March 31,
        1996 and December 31, 1995                         3 -  4

      Consolidated Statements of Operations for the
        Three Months Ended March 31, 1996 and 1995         5 -  6

      Consolidated Statements of Cash Flows for the
        Three Months Ended March 31, 1996 and 1995         7 -  8

      Notes to Consolidated Financial Statements           9 - 14

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations           15 - 26

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                 27 - 29

Item 6. Exhibits and Reports on Form 8-K                       29


SIGNATURES                                                     30

EXHIBIT INDEX                                                  31

EXHIBITS                                                       32

                    TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)
                           (Unaudited)

                             ASSETS

                                       March 31,     December 31,
                                        1996            1995
CURRENT ASSETS
  Cash and cash equivalents            $ 1,251         $   420
  Marketable securities                  4,541           2,044
  Accounts and notes receivable
    (net of allowance for doubtful
    accounts of $11)                       199             205
  Deferred income taxes                     -               42
  Prepaid expenses and other               362             352
  Net assets of discontinued
    operation                               -            4,517

      Total current assets               6,353           7,580

PROPERTY, PLANT AND EQUIPMENT
  Land                                     799             799
  Buildings and improvements               327             327
  Machinery and equipment                2,973           3,001
                                         4,099           4,127
  Less: accumulated depreciation         3,148           3,176

  Net property, plant and equipment        951             951

OTHER ASSETS
  Notes receivable                         655             750
  Investment in leveraged lease            119             128
  Assets held for sale                   2,404           2,406
  Clay deposits                          1,077           1,077
  Escrowed funds from sale of
    subsidiary                             750             750
  Deferred income taxes                    179              -
  Other                                     60              40

       Total other assets                5,244           5,151

TOTAL ASSETS                           $12,548         $13,682



         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

               CONSOLIDATED BALANCE SHEETS, Cont'd
                           (In $000's)
                           (Unaudited)

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                       March 31,     December 31,
                                         1996            1995
CURRENT LIABILITIES
  Current portion of long-term debt    $   331         $   356
  Accounts payable                         426             357
  Accrued income taxes                   2,104           1,942
  Accrued miscellaneous expenses           213             422

        Total current liabilities        3,074           3,077

OTHER LIABILITIES
  Long-term debt                            62              66
  Accrued remediation and closure
    costs                               12,848          12,851
  Deferred income taxes                      8              82

        Total other liabilities         12,918          12,999

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.50 par value,
    10,000,000 shares authorized:
    4,714,840 shares issued              2,357           2,357
  Additional paid-in capital             1,516           1,516
  Retained earnings                      3,597           4,652
  Net unrealized gains on marketable
    securities                             100              95
        Subtotal                         7,570           8,620
  Treasury stock, at cost -
    1,885,750 shares                   (11,014)        (11,014)

        Total stockholders' equity
          (deficit)                     (3,444)         (2,394)

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)       $12,548         $13,682








         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)

                                      For the Three Months Ended
                                              March 31,
                                         1996           1995

REVENUES                                $   83          $ 116

COST OF OPERATIONS
  Direct operating costs                    81             69
  Selling, general and
    administrative expenses                672            651
    Total cost of operations               753            720

INCOME (LOSS) FROM OPERATIONS             (670)          (604)

OTHER INCOME (EXPENSE)
  Investment income (loss)                  61             60
  Interest expense                         (74)           (98)
  Income from (writedown of)
    interest in leveraged lease             -            (211)
  Other income (expense)                    82             72
    Total other income (expense)            69           (177)

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES
  (CREDIT) AND EXTRAORDINARY ITEM         (601)          (781)
  Income taxes (credit)                    (58)           (61)

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE EXTRAORDINARY
  ITEM                                    (543)          (720)

DISCONTINUED OPERATIONS (NOTE 3):
  Valve Manufacturing Segment
    Income from discontinued operation,
      net of taxes of $68                   -              78
  Alkali Products Segment
    Income from discontinued
      operation, net of taxes
      of $11                                -              21
                                            -              99
NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                      (543)          (621)

EXTRAORDINARY CHARGE ON ELIMINATION
  OF DEBT, NET OF TAXES (NOTE 3)          (512)            -

NET INCOME (LOSS)                      $(1,055)         $(621)

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF OPERATIONS, Cont'd
               (In $000's, except per share data)
                           (Unaudited)

                                      For the Three Months Ended
                                               March 31,
                                         1996           1995
INCOME (LOSS) PER COMMON SHARE:

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE EXTRAORDINARY
  ITEM                                  $(.19)         $(.25)

DISCONTINUED OPERATIONS

  Income (loss) from discontinued
    operations, net of taxes               -             .03

INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM                                   (.19)          (.22)

EXTRAORDINARY CHARGE                     (.18)            -

NET INCOME (LOSS)                       $(.37)         $(.22)

NUMBER OF SHARES USED IN
  CALCULATION                       2,829,090      2,829,090




















         See Notes to Consolidated Financial Statements

                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

                PART I - FINANCIAL INFORMATION, Cont'd

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In $000's)
                              (Unaudited)

                                        For the Three Months Ended
                                                 March 31,

                                            1996           1995

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:

  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers           $   94         $4,490
    Cash paid to suppliers and employees     (887)        (4,860)
    Interest and dividends received            26             55
    Interest paid                             (22)          (425)
    Other income received                      18             72
    Income taxes paid                         (44)            -
    Cash received from discontinued
      operations                               67             -
      Net cash provided by (used in)
        operating activities                 (744)          (668)

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale and maturity
      of marketable securities                696            772
    Purchase of marketable securities      (3,162)          (599)
    Purchase of property, plant and
      equipment                               (37)           (85)
    Proceeds from sale of property,
      plant and equipment                      16              1
    Collections of notes receivable           102             39
    Rent sharing payments from
      computer leases                           9             77
    (Increase) decrease in other assets        -             (58)
    Cash proceeds from sale of
      discontinued segment                  4,005             -
      Net cash provided by (used in)
        investing activities                1,629            147

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt      (29)          (118)
    Proceeds from issuance of long-term debt   -             527
    Payment of remediation and closure costs  (25)            (8)
      Net cash provided by (used in)
        financing activities                  (54)           401

  NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                               831           (120)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF THE YEAR                                 420            880
CASH AND CASH EQUIVALENTS AT END
  OF THE QUARTER                           $1,251         $  760

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                           (In $000's)
                           (Unaudited)

                                       For the Three Months Ended
                                                 March 31,
                                            1996           1995
RECONCILIATION OF NET INCOME (LOSS)
 TO NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:

  NET INCOME (LOSS)                       $(1,055)       $ (621)

  ADJUSTMENTS TO RECONCILE NET INCOME
   (LOSS) TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES:
    Extraordinary charge on elimination
      of debt                                 512            -
    Depreciation and amortization              15           428
    (Gain) loss on sale of property,
      plant and equipment                       6            (1)
    Increase (decrease) in deferred
      income taxes                           (212)          211
    Leveraged lease (revenue) charge           -           (162)
    Increase (decrease) in minority
      interest in consolidated subsidiary      -             (9)
   (Increase) decrease in assets:
      Accounts and notes receivable,
        trade-net                             (22)         (265)
      Inventories                              -           (275)
      Prepaid expenses and other               (9)         (147)
    Increase (decrease) in liabilities:
      Accounts payable and accrued
        expenses                             (141)          (98)
      Accrued taxes                           162           267
      Accrued retiree health care
        benefit liability                      -              4

 NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                    $ (744)        $(668)







         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1996
                           (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

   The accompanying financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of this Form 10-QSB may wish to refer to the Company's Form 10-KSB for the year ended December 31, 1995 for further information.

   The financial information has been prepared in accordance with the Company's customary accounting practices except for certain reclassifications to the 1995 financial statements in order to conform to the presentation followed in preparing the 1996 financial statements. Quarterly financial information has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature except as disclosed herein.

NOTE 2 - MARKETABLE SECURITIES

   The Company has adopted Financial Accounting Standards Board Statement No. 115 ("Accounting for Certain Investments in Debt and Equity Securities"). In accordance with the statement, the Company classifies all debt securities purchased with remaining maturities of less than one year as securities held to maturity which are carried at amortized cost. All other debt and equity securities are classified as securities available for sale which are carried at fair value as determined by quoted market prices. The aggregate excess of fair value over cost of such securities as of March 31, 1996, of $151,000, less deferred income taxes of $51,000, is included as a separate component of stockholders' equity.

NOTE 3 - DISCONTINUED OPERATIONS

   The consolidated statements of operations have been restated to report the net results of the Company's former alkali products and valve manufacturing segments as discontinued operations. The net assets of the discontinued valve manufacturing segment has been classified as "Net assets of discontinued operation" in the accompanying consolidated balance sheet as of December 31, 1995.

   Alkali Products Segment

   On August 31, 1995, the Company sold certain machinery, equipment, contract rights and rights to a subsidiary's name, and gave a non-compete covenant, thereby effectively selling the on-going operations of its wholly-owned subsidiary, f/k/a Cal-Lime, Inc. ("Cal-Lime"), to a competitor. The Company intends to liquidate the remaining assets of Cal-Lime and has included the property, buildings and equipment excluded from this transaction, having an aggregate book value of $359,000 and $362,000, under the caption of "Assets held for sale" on the balance sheets as of March 31, 1996 and December 31, 1995, respectively. Such value approximates the estimated net realizable value of those assets. The consolidated statement of operations for 1995 reports the net results of Cal-Lime's operations as income from discontinued operations.

   Valve Manufacturing Segment

   On August 17, 1995, the Company executed a letter of intent pursuant to which the Company's wholly-owned subsidiary, THV Acquisition Corp. ("THV"), agreed to sell all of the issued and outstanding stock of HVHC, Inc., a Delaware corporation ("HVHC"), the then parent of Hunt Valve Company, Inc., an Ohio corporation ("Old Hunt"), to ValveCo Inc. On October 24, 1995, the Company executed the definitive stock purchase agreement. On December 26, 1995, Old Hunt was merged into HVHC and HVHC adopted the name of Hunt Valve Company, Inc. ("Hunt"). The net assets of Hunt represented substantially all of the net assets of the Company; therefore, the sale was subject to approval by the Company's shareholders. Such approval was given at a special meeting of the shareholders held on February 29, 1996 and the sale was consummated on March 1, 1996.

   The net cash proceeds of the sale, consisting of the sum of the purchase price for Hunt's common stock plus the amount paid by Hunt to THV upon the redemption by Hunt of its issued and outstanding 7% preferred stock, all of which was owned by THV, and the amount paid by Hunt to THV in repayment of the senior subordinated note issued by Hunt to THV, less transaction costs, were approximately $3,975,000. A portion of the net cash proceeds ($750,000) was placed in escrow to secure the Company's indemnification obligations to the purchaser under the purchase agreement, including indemnification for any payments made by Hunt after the closing in respect of income taxes owed by the Company during the period that Hunt was a member of the Company's consolidated tax group. The escrow will terminate upon the earlier to occur of (i) the release of all funds from escrow in accordance with the terms thereof or (ii) the later to occur of (x) the expiration of the applicable statute of limitations for the assessment of federal income taxes for all taxable years with respect to which Hunt was a member of the Company's consolidated tax group and (y) the satisfaction by the Company of all assessments or other claims by the Internal Revenue Service for taxes of the consolidated tax group during such years.

   The consolidated statement of operations for 1995 reports the net results of Hunt's operations as income from discontinued operations. The Company reported a loss on the sale in its results for the year ended December 31, 1995.

   Upon consummation of the sale, a portion of Hunt's funded debt was extinguished resulting in a write-off of approximately $775,000 of unamortized debt issuance costs and debt discounts. Pursuant to Securities and Exchange Commission policy, $512,000 ($775,000 less income taxes of $263,000) has been reported as an extraordinary loss in the period ended March 31, 1996 when such debt was deemed to have been extinguished.

   The net assets of Hunt as of December 31, 1995 consisted of:

                                                 1995
       Current assets                         $ 8,725
       Current liabilities                     (6,141)
       Net fixed assets                         6,078
       Other non-current assets                10,697
       Non-current liabilities                (14,092)
         Net assets                           $ 5,267

   The portion of the net asset value equal to the escrowed funds has been classified as long term in the accompanying consolidated balance sheets.

   In connection with the sale, four individuals affiliated with the Company, namely the Company's President and Chairman of the Board of Directors, the Company's Vice President and Chief Financial Officer, who is also a member of the board, a director of Hunt, and Hunt's President and Chief Operating Officer, collectively acquired 15% of the equity of ValveCo Inc. for $150,000. These four individuals, together with certain other members of senior management of Hunt not yet identified, will also have the opportunity to acquire collectively up to an additional 15% of the common stock of ValveCo Inc. pursuant to the exercise of performance and value-based options at an aggregate cost to such individuals of $2.75 million. In addition, the aforementioned directors and executive officers of the Company and Hunt have been employed in various capacities by ValveCo Inc. and Hunt after the sale.

NOTE 4 - INCOME TAXES

   In 1991, the Internal Revenue Service (the "Service") asserted numerous adjustments to the tax liability of the Company and its subsidiaries for tax years 1980 through 1988, along with interest and penalties thereon. In 1993, after the conclusion of administrative proceedings, the Service issued a deficiency notice to the Company asserting adjustments to income of $33.3 million and a corresponding deficiency in federal income taxes of approximately $13.5 million, as well as penalties of $2.5 million and interest on the asserted deficiency and penalties. In addition, the Service challenged the carryback of losses incurred by the Company in taxable years 1989 through 1991, thereby bringing those years, which had been the subject of an ongoing audit, into the deficiency notice. The Company filed a petition with the Tax Court contesting many of the proposed adjustments asserted in the deficiency notice. For a discussion of this matter, see "Taxes" contained in Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-QSB.

NOTE 5 - LONG-TERM DEBT

   At March 31, 1996, long-term debt consisted of the following (in
$000's):

        10.5% and 11% mortgages payable due in        $360
          monthly and semi-annual installments
          through July 1996 and April 2000;
          secured by land and buildings
        Other                                           33
          Total long-term debt                         393
          Less: current portion                       (331)
                                                      $ 62

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

   As of March 31, 1996, the Company has accrued $22.0 million for its estimated share of remediation and closure costs in regard to the Company's former landfills, $9.3 million of which is held in trusts and maintained by trustees for financing of the $11.2 million closure plan related to the landfill owned by the Company's subsidiary, Kinsley's Landfill, Inc.

   The most significant portion of the balance of the accrual relates to remediation efforts at the landfill owned by the Company's subsidiary, Kin-Buc, Inc. (the "Kin-Buc Landfill"). The Company and other respondents have been remediating the Kin-Buc Landfill under an Amended Unilateral Administrative Order issued by the United States Environmental Protection Agency (the "EPA") in September 1990. In November 1992, EPA issued an Administrative Order for the remediation of certain areas neighboring the Kin-Buc Landfill. For a discussion of this matter, see "Remediation and Closure Costs" contained in Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-QSB.

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

NOTE 7 - LEGAL PROCEEDINGS

   See Item 1 of Part II of this Form 10-QSB for a discussion of legal matters.
                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The three months ended March 31, 1996 compared to the three months ended March 31, 1995

   Consolidated revenues by business segment for the three months ended March 31, 1996 and 1995 were as follows (in $000):

                                     1996           1995

     Electricity Generation          $ 55           $ 62
     Environmental Services            64            149
     Intercompany                     (36)           (95)
       Total                         $ 83           $116

   Consolidated revenues for the three months ended March 31, 1996 were $83,000, a decrease of $33,000 or 28% compared to the same period of 1995.

   Revenues from operations which generate electricity from methane gas were $55,000, a decrease of $7,000 or 11% compared to the same period last year. The decrease is primarily the result of a 3% decline in operating hours of the four electric generating units. Approximately 18% and 4% of available machine hours were dedicated to repairs and scheduled overhaul, respectively, for the period in 1996 versus 21% and 0% for such tasks, respectively, during the comparable period in 1995. The environmental services subsidiary reported $64,000 of operating revenues (prior to elimination of intercompany sales) compared to $149,000 for the same period last year. Approximately $36,000 or 56% of the environmental services subsidiary's revenues for the period, compared to $95,000 or 64% for the same period last year, were either to other members of the consolidated group or to third parties providing services to another member of the consolidated group, and were therefore eliminated in consolidation. The decline in sales (prior to the elimination of intercompany activity) during 1996 was primarily due to the completion of the construction phase of its work for a third party during the second half of 1995 and the substantial completion of the construction phase of the remediation work at the closed landfill owned by the Company in mid-1995. As part of the Company's effort to expand the customer base of the environmental services subsidiary, the subsidiary entered into a joint marketing agreement with a national engineering firm with respect to projects involving the closure and remediation of municipal waste sites in the northeastern United States. Anticipated revenues to the segment resulting from the joint marketing agreement and through its individual efforts cannot presently be ascertained.

   Consolidated direct operating costs for the three months ended March 31, 1996 were $81,000, an increase of $12,000 or 17% when compared to the same period of 1995, due primarily to the expenses incurred during 1996 for the repair of certain electric generating equipment.

   Consolidated selling, general and administrative expenses for the three months ended March 31, 1996 increased $21,000 or 3% from the same period last year to $672,000. Decreases in insurance and salary expenses were offset by a $45,000 increase in professional fees relating to the Company's ongoing environmental and tax litigation. Professional fees and administrative costs are not anticipated to decline appreciably in the near future due primarily to continued support of the Company's litigation, marketing and asset divestiture efforts (see Liquidity and Capital Resources - Liquidity).

   The Company's consolidated operating loss for the three months ended March 31, 1996 increased to $670,000 from a loss of $604,000 in 1995.

   Consolidated investment income increased by $1,000 to $61,000 for the three months ended March 31, 1996 from the comparable period last year.

   Consolidated interest expense decreased $24,000 to $74,000 for the three months ended March 31, 1996 compared to the same period last year, due to an decrease in the amount of interest accrued during the period on amounts reserved for income taxes, as discussed below.

   The Company charged $211,000 against income for the three months ended March 31, 1995 to reflect a reduction in the carrying value of its investment in computer equipment. The charge reflects a decline in the current market value for IBM mainframe computer equipment.

   Consolidated miscellaneous income for the three months ended March 31, 1996 increased $10,000 to $82,000 when compared to the same period of 1995. Miscellaneous income reported for 1996 includes $67,000 in management fees paid by a former subsidiary of the Company.

   The consolidated loss from continuing operations before income tax credits and extraordinary items was $601,000 for the three months ended March 31, 1996, compared to a loss of $781,000 for the same period last year.

   Income tax credit for the three months ended March 31, 1996 equalled $58,000, a $3,000 decrease from the $61,000 credit for the comparable period in 1995.

   Income (loss) from discontinued operations relates to the Company's former subsidiaries, one of which manufactured commercial valves and hydraulic systems, and the other which marketed alkali products.

   On August 31, 1995, the Company sold to a competitor certain machinery, equipment, contract rights and rights to the subsidiary's name, and gave a non-compete covenant, thereby effectively selling the on-going operations of the subsidiary which markets alkali products. The Company intends to liquidate the remaining fixed assets of the subsidiary and has included the book value of the property, buildings and equipment not part of this transaction under the caption "assets held for sale" on the accompanying balance sheet. The amount reported as income (loss) from discontinued operations of $21,000 for the three months ended March 31, 1995 is reported less a provision for income taxes of $11,000.

   On October 24, 1995, the Company executed a stock purchase agreement pursuant to which the Company's wholly-owned subsidiary, THV Acquisition Corp. ("THV") agreed to sell all of the issued and outstanding stock of Hunt Valve Company, Inc. ("Hunt") to ValveCo Inc. Certain directors and executive officers who are members of management of the Company and Hunt acquired a 15% equity stake in ValveCo Inc. The net assets of Hunt represented substantially all of the net assets of the Company; therefore, the sale was subject to approval by the Company's shareholders. Such approval was given at a special meeting of the Company's shareholders held on February 29, 1996 and the sale was completed on March 1, 1996. The amount reported as income from discontinued operations of $78,000 for the three months ended March 31, 1995 is reported less a provision for income taxes of $68,000. The Company reported a loss on the sale in its consolidated statement of operations for the year ended December 31, 1995. Upon consummation of the sale, a portion of Hunt's funded debt was extinguished resulting in a write-off of approximately $775,000 of unamortized debt issuance costs and debt discounts. Pursuant to Securities and Exchange Commission policy, $512,000 ($775,000 less income taxes of $263,000) has been reported as an extraordinary loss in the period ended March 31, 1996 when such debt was deemed to have been extinguished.

   Consolidated net loss for the three months ended March 31, 1996 was $1,055,000 or $.37 per share, compared to net loss of $621,000, or $.22 per share, for the three months ended March 31, 1995.

Liquidity and Capital Resources

Liquidity

   Net cash used in operating activities for the three months ended March 31, 1996 increased to $744,000 from $668,000 when compared to the same period last year, due in part to the inclusion of activities of the discontinued segments in the 1995 data. Net cash provided by investing activities increased for the current period to $1,629,000 from $147,000, due in part to $4,005,000 in proceeds from the sale of a discontinued segment in the current period. The amount of cash used in financing activities decreased to $54,000 from a source of $401,000 for the same period last year. Funds held by the Company in the form of cash and cash equivalents increased as of March 31, 1996 to $1,251,000 from $760,000. The sum of cash, cash equivalents and marketable securities as of March 31, 1996 increased $3,328,000 to $5,792,000 when compared to last year.

   Working capital was $3,279,000 and the ratio of current assets to current liabilities was 2.1 to 1 as of March 31, 1996, versus
$4,508,000 and 2.5 to 1 as of December 31, 1995.

   The Company holds notes in the aggregate amount of $119,000 as of March 31, 1996 which were issued by a firm which produces and distributes industrial gases, and by a partnership whose members include certain owners of the firm. The notes are secured by a first mortgage on the real property on which the firm's facility is located and are guaranteed by certain owners of this firm and members of the partnership. An explosion destroyed the firm's only facility on March 26, 1996. It is presently uncertain what operations of the firm will continue and the extent to which the firm's insurance proceeds will be available for payment of amounts due under the notes.

   The uncertainty of the outcome of the Company's ongoing tax and environmental litigation, discussed below and in the notes to the Company's consolidated financial statements contained herein and for the year ended December 31, 1995, and the impact of future events or changes in environmental laws or regulations, which cannot be predicted at this time, could result in material increases in remediation and closure costs, tax and other potential liabilities. The Company may ultimately incur costs and liabilities in excess of its available financial resources.

   The Company faces significant short-term and long-term cash requirements for (i) federal and state income tax obligations, most of which will become due following litigation or settlement with the Internal Revenue Service (the "Service") of the Company's tax liability for the years 1980 through 1991, (ii) income taxes that will be imposed in 1996 and 1997 on rental income from the Company's investment in computer equipment as a result of the exhaustion of tax depreciation that had previously sheltered such rental income from tax and (iii) expenses associated with environmental remediation activity and related litigation.

   Although the Company has completed the sale of the two business segments described above, and is pursuing the sale of property held for sale, no assurance can be given that the timing and amount of the proceeds of such sales will be sufficient to meet the capital requirements of the Company, since such requirements can only be ascertained as the Company resolves its tax and environmental litigation. The Company cannot ascertain whether its remaining operations and funding sources will be adequate to satisfy its future capital requirements, including its anticipated tax and environmental liabilities. In the event that the proceeds of asset sales are insufficient to meet the Company's future capital requirements, including its tax and environmental liabilities, then, if other alternatives are unavailable at that time, the Company will be forced to consider a plan of liquidation of its remaining assets, whether through bankruptcy proceedings or otherwise.

Taxes

   As discussed in greater detail below, the Company is currently litigating with the Service in Tax Court over its tax liability for taxable years 1980-88. Certain issues from taxable years 1989-91 are also part of the Tax Court litigation because losses from those years were carried back to 1988. The Company estimates that after taking into account partial settlements that have been reached through March 7, 1996 regarding certain of the adjustments asserted by the Service, and taking into account available net operating losses and tax credits, approximately $8.1 million of federal and $237,000 of state income taxes and $8.6 million of federal and $240,000 of state interest, calculated through March 31, 1996, would be owed if the Company were unsuccessful in its defense of all remaining unsettled issues in the Tax Court litigation. (All tax liability estimates presented herein exclude penalties which may be sought by the jurisdictions involved, except that the Service has conceded penalties on all issues in the Tax Court litigation.)

   In 1991, the Service asserted numerous adjustments to the tax liability of the Company and its subsidiaries for tax years 1980 through 1988, along with interest and penalties thereon. In 1993, after the conclusion of administrative proceedings, the Service issued a deficiency notice to the Company asserting adjustments to income of $33.3 million and a corresponding deficiency in federal income taxes of approximately $13.5 million, as well as penalties of $2.5 million and interest on the asserted deficiency and penalties. In addition, the Service challenged the carryback of losses incurred by the Company in taxable years 1989 through 1991, thereby bringing those years, which had been the subject of an ongoing audit, into the deficiency notice. The 1989-91 tax audit is discussed below. The Company filed a petition with the Tax Court contesting many of the proposed adjustments asserted in the deficiency notice. On June 5, 1995, August 14, 1995 and March 7, 1996, respectively, the Company and the Service executed a stipulation of partial settlement of issues in the Tax Court case and first and second revised stipulations of partial settlement. These partial settlements have resolved most of the adjustments asserted in the deficiency notice.

   Taking into account the partial settlements to date, the Company has accepted approximately $5.2 million of the $33.3 million of total adjustments to income asserted by the Service. Many of the adjustments accepted by the Company relate to issues on which the Service would likely have prevailed in court. The Service has conceded adjustments totalling $27.4 million of taxable income and penalties, leaving only one issue, involving several taxable years, unresolved from the 1980-88 period. Also unresolved are the adjustments, discussed below, asserted by the Service for the 1989-91 period. The Company cannot predict the outcome of further settlement negotiations or litigation with the Service over these issues.

   The Company has net operating loss and tax credit carryforwards that will partly offset the tax liability resulting from the settled adjustments to taxable income. Taking into account such carryforwards, the federal income tax and interest that will be due on account of the settlements reached to date is approximately $1,375,000, with interest through March 31, 1996 ($93,000 of taxes and $1,282,000 of interest). The settlements also may result in approximately $477,000 of state tax liabilities ($237,000 of state income tax and $240,000 of interest through March 31, 1996), not including penalties and penalty interest that may be assessed by the states involved. Payment of the federal tax liability resulting from both settled issues and any issues litigated before the Tax Court will be due after the conclusion of the Tax Court case. The date for payment of the state tax liabilities varies by state. The first of such payments, in the amount of approximately $98,000 will be paid during May 1996. This state currently has a tax amnesty program in effect pursuant to which all interest and penalties for back taxes will be waived upon payment of the tax liability. The Company believes the terms of this amnesty program apply to the majority of the amounts owed to the state. The Company will reverse approximately $240,000 of accrued interest related to such taxes upon confirmation of the Company's position by the state.

   Use of the Company's net operating loss and tax credit carryforwards to offset the settled adjustments will reduce the net operating loss and tax credit carryforwards that otherwise would have been available to partially offset the future tax liabilities that will arise when the Company recognizes an estimated $9.7 million of net taxable income from its investment in computer equipment. For federal income tax purposes, the Company has had the benefit of tax deductions for depreciation of the equipment and for interest on the long-term non-recourse debt that the Company incurred to finance the acquisition of the computer equipment. In prior years, those deductions exceeded the rental income that the Company earned from leasing out the equipment. Those excess
deductions offset the Company's income from other sources.   Rental
income from leasing the computer equipment exceeded the related depreciation and interest deductions by approximately $5.8 million in 1995 and $3.0 million in 1994. This excess income was largely offset by deductions from other sources. Rental income will continue to exceed depreciation and interest deductions in 1996 and 1997. The Company anticipates approximately $6.2 million and $3.5 million of net taxable income for 1996 and the first seven months of 1997, respectively, on account of its computer equipment investment. The Company does not expect to have sufficient deductions from other sources in 1996 and 1997 to fully offset this taxable income.

   The Service has concluded an audit of the Company's federal income tax returns for 1989 through 1991, and has questioned the deductions claimed by the Company in connection with its investment in the computer equipment discussed in the preceding paragraph. If the Service prevails in disallowing the computer equipment deductions, the Company's taxable income for 1989 through 1992 would be materially increased. However, in that case, its taxable income from the computer equipment for 1994 through 1997 would be reduced by a corresponding amount. Specifically, if the Company prevails on all remaining issues in the Tax Court case other than those related to the computer equipment, the incremental federal income tax liability attributable to disallowance of the computer equipment deductions will not exceed $5.9 million of tax and $2.9 million of interest, calculated through March 31, 1996. This would increase the Company's aggregate liability for federal taxes and interest attributable to both the settled issues and the computer lease to $6.0 million and $4.1 million, respectively, calculated through March 31, 1996. (This estimate is less than the aforementioned estimated federal income tax liability of $8.1 million of tax and $8.6 million of interest, calculated through March 31, 1996, because those estimates assumed the loss of all remaining unresolved issues from the 1980-88 and 1989-91 periods, not just the computer lease issue.) If the Company does not prevail on the computer lease issue, the Company's accrued income tax liability and net deferred tax asset as of March 31, 1996 would be reduced by $154,000, as would most of the $6.2 million and $3.5 million of taxable income that the Company expects to realize from the computer equipment in 1996 and 1997, respectively, as discussed in the preceding paragraph. Disallowance of the computer equipment deductions would not result in any state tax liability. For the 1989-91 period, the Service also challenged certain real property deductions and certain expenses that were deducted by the Company, but that the Service believes should have been capitalized. These deductions are being addressed in the pending Tax Court case because losses in 1989-91 were carried back and deducted in years covered by the Tax Court case. Discussions with the Service on the 1989-91 issues, including the computer equipment issue, are in progress.

   The incremental amount of federal taxes and interest that the Company would owe if the Company were unsuccessful in its defense of the remaining issue from the 1980-88 period and all of the issues from the 1989-91 period, including the computer equipment issue, is approximately $8 million of federal income taxes and $7.3 million of interest, calculated through March 31, 1996. (Such amounts are in addition to the tax of $93,000 and interest of $1,282,000, discussed above, that will be owed as a result of the partial settlements to date.) No state income tax or interest is anticipated on account of the 1989-91 issues.

Remediation and Closure Costs

   As of March 31, 1996, the Company has accrued $22.0 million for its estimated share of remediation and closure costs related to the Company's former landfill operations. Approximately $9.3 million is held in trust and maintained by trustees for the post-closure activities of one site located in Deptford, New Jersey.

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

   In January 1993, a trust (the "1993 Trust") was established to fund the remediation of the Kin-Buc Landfill and such neighboring areas out of proceeds provided from negotiated settlements with certain parties to a suit the Company initiated in 1990 with the intent of obtaining contribution toward the cost of remediation. Approximately $7.1 million had been received from such settlements and deposited into the 1993 Trust, all of which had been expended by December 31, 1995. During June 1994, approximately 36 generators of de minimis volumes of waste accepted a settlement by the Company and other respondents to the 1990 Order, which resulted in an additional $3.0 million of contributions being deposited into a new trust established in January 1995 for the remediation effort. Approximately $2,000 remained in the new trust as of March 31, 1996.

   During May 1993, a $22 million contract was awarded for the construction of a containment system and leachate treatment plant at the Kin-Buc Landfill in accordance with the engineered design and standards accepted by the EPA in satisfaction of certain requirements of the 1990 Order. The contract was to be financed with funds from the 1993 Trust. During May 1994, the Company met with representatives of EPA to discuss the impact delays in securing settlement proceeds would have on the Company's ability to finance the construction within the time frame required by EPA. In July 1994, after meeting with EPA, SCA Services, Inc. ("SCA"), an affiliate of WMX Technologies, Inc. ("WMX") and a respondent to the Orders, entered into a contract with the contractor installing the containment system and treatment plant, thereby alleviating the potential for delays in this phase of the construction due to financial limitations. WMX, formerly known as Waste Management, Inc., had previously provided EPA with a financial guaranty of SCA's and the Company's obligations under the Orders. In August 1994, a contract was awarded by SCA for certain activities mandated by the 1992 Order.

   The execution of the contracts between SCA and the contractors has not relieved the Company of liability for such costs since the Company entered into a cost sharing agreement with SCA and certain affiliates (the "SCA Group") in 1986 which allocated 75% of the costs incurred by the parties for the remediation of the site to the Company. In August 1993, the Company filed a demand for arbitration seeking rescission or reformation of the cost sharing agreement and reimbursement of overpayment. During March 1995, the SCA Group filed a demand for arbitration seeking reimbursement from the Company of $17 million, representing 75% of the remediation expenses purportedly funded by it through March 31, 1995. The status of such arbitration demands, as yet unresolved, is described in Item 1 of Part II of this Form 10-QSB.

   The contractors have essentially completed the construction required under the Orders, and the Company is awaiting EPA review and acceptance of the work performed. Operation of the treatment plant and maintenance of the facilities is being conducted by an affiliate of SCA. The total cost of the construction, and the cost of operation and maintenance of remedial systems for a 30-year period, plus the cost of past remedial activities, has been estimated to be in the range of approximately $80 million to $100 million.

   A study to determine the nature and extent of contamination, and sources thereof, on approximately one acre of land adjacent to the Kin-Buc Landfill has been substantially completed. On the basis of such study, in January 1996, a design for a remedial program involving the installation of a slurry cut-off wall around this one-acre parcel was presented to the EPA for its review and approval. The cost of such installation may range from $1 million to $2 million. It is not possible to predict, at this point, whether EPA will require additional remedial measures to be taken or will mandate long-term maintenance of the slurry wall. Other areas within the vicinity of the site may become the subject of future studies due to the historic use of the area for waste disposal. The cost of studies and remediation of such areas is not included in the present estimates of the total cost of the remediation since such work is outside the scope of the Orders. An obligation to undertake significant remediation of areas outside the scope of the Orders could materially increase the total estimated costs of remediation.

   The Company has currently accrued $10,693,000 for future remediation costs at the Kin-Buc Landfill. The amount ultimately borne by the Company as well as the timing of such future payments, however, cannot be determined with certainty and are dependent upon the following: (i) determination of the total costs to remediate the landfill as required by the Orders or future orders and directives of the EPA, (ii) the allocation of the total remediation costs to each of the potentially responsible parties named to the Orders, (iii) the success of the Company's pending arbitration for rescission or reformation of the cost sharing agreement with the SCA Group, and (iv) the success of the SCA Group's demand in arbitration for reimbursement of 75% of the costs it has expended in the remediation effort. Any or all of the preceding items could ultimately be resolved in a manner that could have a material adverse effect on the financial condition, results of operations or net cash flows of the Company.

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                   PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

   The Company is currently litigating with the Internal Revenue Service (the "Service") in Tax Court over its tax liability for taxable years 1980-88. Certain issues from taxable years 1989-91 are also part of the Tax Court litigation because losses from those years were carried back to 1988. The Company estimates that after taking into account partial settlements that have been reached through March 7, 1996 regarding certain of the adjustments asserted by the Service, and taking into account available net operating losses and tax credits, approximately $8.1 million of federal and $237,000 of state income taxes and $8.6 million of federal and $240,000 of state interest, calculated through March 31, 1996, would be owed if the Company were unsuccessful in its defense of all remaining unsettled issues in the Tax Court litigation. (All tax liability estimates presented herein exclude penalties which may be sought by the jurisdictions involved, except that the Service has conceded penalties on all issues in the Tax Court litigation.)

   In 1991, the Service asserted numerous adjustments to the tax liability of the Company and its subsidiaries for tax years 1980 through 1988, along with interest and penalties thereon. In 1993, after the conclusion of administrative proceedings, the Service issued a deficiency notice to the Company asserting adjustments to income of $33.3 million and a corresponding deficiency in federal income taxes of approximately $13.5 million, as well as penalties of $2.5 million and interest on the asserted deficiency and penalties. In addition, the Service challenged the carryback of losses incurred by the Company in taxable years 1989 through 1991, thereby bringing those years, which had been the subject of an ongoing audit, into the deficiency notice. The Company filed a petition with the Tax Court contesting many of the proposed adjustments asserted in the deficiency notice. On June 5, 1995, August 14, 1995 and March 7, 1996, respectively, the Company and the Service executed a stipulation of partial settlement of issues in the Tax Court case and first and second revised stipulations of partial settlement. These partial settlements have resolved most of the adjustments asserted in the deficiency notice.

   Taking into account the partial settlements to date, the Company has accepted approximately $5.2 million of the $33.3 million of total adjustments to income asserted by the Service. Many of the adjustments accepted by the Company relate to issues on which the Service would likely have prevailed in court. The Service has conceded adjustments totalling $27.4 million of taxable income and penalties, leaving only one issue, involving several taxable years,

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

               PART II - OTHER INFORMATION, Cont'd

Item 1.  LEGAL PROCEEDINGS, Cont'd

unresolved from the 1980-88 period. Also unresolved are the adjustments asserted by the Service for the 1989-91 period. The Company cannot predict the outcome of further settlement negotiations or litigation with the Service over these issues. (See Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Taxes, for further information about this matter.)

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

Item 1.  LEGAL PROCEEDINGS, Cont'd

expenditures and made any findings on such issues subject to resolution of the Company's arbitration as to the enforceability of the 1986 agreement. Discovery as to such expenditures has been substantially completed, and a hearing is set for mid-May 1996.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibits

      Exhibit 10 - Material Contracts

      Exhibit 11 - Computation of Earnings (Loss) Per Common Share

      Exhibit 27 - Financial Data Schedule

  b) Reports on Form 8-K

   In a report filed on Form 8-K dated March 8, 1996, the Company reported that on March 1, 1996, THV Acquisition Corp., a wholly-owned subsidiary of the Company, completed the sale of all of the issued and outstanding shares of the common stock of Hunt Valve Company, Inc. to ValveCo Inc. as described in the Company's proxy statement dated February 9, 1996 (see Part I, Item 1, Discontinued Operations - Valve Manufacturing Segment).

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  May 15, 1996          By:  /s/ Robert V. Silva
                                  Robert V. Silva, President
                                  and Chief Executive Officer


                                              and


Date:  May 15, 1996          By:  /s/ Andrew J. Mayer, Jr.
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary
















                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                          EXHIBIT INDEX

EXHIBIT                                                    PAGE
  NO.                                                       NO.

 11     Computation of Earnings (Loss) Per Common Share     32

 27     Financial Data Schedule                             N/A