Form 10QSB
period 1996-06-30
TRANSTECH INDUSTRIES INC
filed 1996-08-14
CIK 87799

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1996

                              or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from        to

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

Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes    No


              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,829,090 shares of common stock, $.50 par value, outstanding as of May 6, 1996. In addition, at such date, the issuer held 1,885,750 shares of common stock, $.50 par value, in treasury.

Transitional Small Business Disclosure Format
(Check One): Yes     No  X
                                               Page 1 of pages 36
                                         Exhibit index on page 35

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                            I N D E X

                                                          Page(s)
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

      Consolidated Balance Sheets as of June 30,
        1996 and December 31, 1995                          3 - 4

      Consolidated Statements of Operations for the
        Six Months Ended June 30, 1996 and 1995             5 - 6

      Consolidated Statements of Operations for the
        Three Months Ended June 30, 1996 and 1995           7 - 8

      Consolidated Statements of Cash Flows for the
        Six Months Ended June 30, 1996 and 1995            9 - 10

      Notes to Consolidated Financial Statements          11 - 16

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations           17 - 30

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                 31 - 33

Item 6. Exhibits and Reports on Form 8-K                       33


SIGNATURES                                                     34

EXHIBIT INDEX                                                  35

EXHIBITS                                                       36

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)

                             ASSETS
                                       June 30,    December 31,
                                         1996         1995
                                     (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents            $ 1,270         $   420
  Marketable securities                  3,943           2,044
  Accounts and notes receivable
    (net of allowance for doubtful
    accounts of $11)                       200             205
  Deferred income taxes                     -               42
  Prepaid expenses and other               402             352
  Net assets of discontinued
    operation                               -            4,517

      Total current assets               5,815           7,580

PROPERTY, PLANT AND EQUIPMENT
  Land                                     799             799
  Buildings and improvements               338             327
  Machinery and equipment                2,982           3,001
                                         4,119           4,127
  Less: accumulated depreciation         3,161           3,176

  Net property, plant and equipment        958             951

OTHER ASSETS
  Notes receivable                         485             750
  Investment in leveraged lease            101             128
  Assets held for sale                   2,401           2,406
  Clay deposits                          1,077           1,077
  Escrowed funds from sale of
    subsidiary                             750             750
  Deferred income taxes                    300              -
  Other                                     60              40

       Total other assets                5,174           5,151

TOTAL ASSETS                           $11,947         $13,682




         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

               CONSOLIDATED BALANCE SHEETS, Cont'd
                           (In $000's)

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                       June 30,     December 31,
                                         1996           1995
                                      (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt    $   331         $   356
  Accounts payable                         399             357
  Accrued income taxes                   1,905           1,942
  Accrued miscellaneous expenses           169             422

        Total current liabilities        2,804           3,077

OTHER LIABILITIES
  Long-term debt                            58              66
  Accrued remediation and closure
    costs                               12,839          12,851
  Deferred income taxes                      9              82

        Total other liabilities         12,906          12,999

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.50 par value,
    10,000,000 shares authorized:
    4,714,840 shares issued              2,357           2,357
  Additional paid-in capital             1,516           1,516
  Retained earnings                      3,294           4,652
  Net unrealized gains on marketable
    securities                              84              95
        Subtotal                         7,251           8,620
  Treasury stock, at cost -
    1,885,750 shares                   (11,014)        (11,014)

        Total stockholders' equity
          (deficit)                     (3,763)         (2,394)

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)       $11,947         $13,682








         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)
                                      For the Six Months Ended
                                              June 30,
                                         1996           1995

REVENUES                                $  173          $ 213

COST OF OPERATIONS
  Direct operating costs                   158            149
  Selling, general and
    administrative expenses              1,339          1,287
    Total cost of operations             1,497          1,436

INCOME (LOSS) FROM OPERATIONS           (1,324)        (1,223)

OTHER INCOME (EXPENSE)
  Investment income (loss)                 156            135
  Interest expense                         (23)           (26)
  Interest related to income taxes
    payable                                127           (154)
  Gain (loss) from sale of securities       62            269
  Income from (writedown of)
    interest in leveraged lease             (9)          (244)
  Miscellaneous income (expense)           105            101
    Total other income (expense)           418             81

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES
  (CREDIT) AND EXTRAORDINARY ITEM         (906)        (1,142)
  Income taxes (credit)                    (60)           134

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE EXTRAORDINARY
  ITEM                                    (846)        (1,276)

DISCONTINUED OPERATIONS (NOTE 3):
  Valve Manufacturing Segment
    Income from discontinued operation,
      net of taxes of $80                   -              89
  Alkali Products Segment
    Income from discontinued
      operation, net of taxes (credit)
      of $(18)                              -              35
                                            -             124
NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                      (846)        (1,152)

EXTRAORDINARY CHARGE ON ELIMINATION
  OF DEBT, NET OF TAXES (NOTE 3)          (512)            -

NET INCOME (LOSS)                      $(1,358)       $(1,152)

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF OPERATIONS, Cont'd
               (In $000's, except per share data)
                           (Unaudited)
                                      For the Six Months Ended
                                               June 30,
                                         1996           1995

INCOME (LOSS) PER COMMON SHARE:

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE EXTRAORDINARY
  ITEM                                  $(.30)         $(.45)

DISCONTINUED OPERATIONS

  Income (loss) from discontinued
    operations, net of taxes               -             .04

INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM                                   (.30)          (.41)

EXTRAORDINARY CHARGE                     (.18)            -

NET INCOME (LOSS)                       $(.48)         $(.41)

NUMBER OF SHARES USED IN
  CALCULATION                       2,829,090      2,829,090




















         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF OPERATIONS, Cont'd
               (In $000's, except per share data)
                           (Unaudited)
                                      For the Three Months Ended
                                              June 30,
                                         1996           1995

REVENUES                                  $ 90           $ 97

COST OF OPERATIONS
  Direct operating costs                    77             80
  Selling, general and
    administrative expenses                667            636
    Total cost of operations               744            716

INCOME (LOSS) FROM OPERATIONS             (654)          (619)

OTHER INCOME (EXPENSE)
  Investment income (loss)                  95             75
  Interest expense                          (1)           (14)
  Interest related to income taxes
    payable                                179            (68)
  Gain (loss) from sale of securities       62            269
  Income from (writedown of)
    interest in leveraged lease             (9)           (33)
  Miscellaneous income (expense)            23             29
    Total other income (expense)           349            258

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES
  (CREDIT) AND EXTRAORDINARY ITEM         (305)          (361)
  Income taxes (credit)                     (2)           195

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE EXTRAORDINARY
  ITEM                                    (303)          (556)

DISCONTINUED OPERATIONS (NOTE 3):
  Valve Manufacturing Segment
    Income from discontinued operation,
      net of taxes of $68                   -              11
  Alkali Products Segment
    Income from discontinued
      operation, net of taxes
      of $11                                -              14
                                            -              25
NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                      (303)          (531)

EXTRAORDINARY CHARGE ON ELIMINATION
  OF DEBT, NET OF TAXES (NOTE 3)            -              -

NET INCOME (LOSS)                        $(303)         $(531)

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF OPERATIONS, Cont'd
               (In $000's, except per share data)
                           (Unaudited)
                                      For the Three Months Ended
                                               June 30,
                                         1996           1995

INCOME (LOSS) PER COMMON SHARE:

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE EXTRAORDINARY
  ITEM                                  $(.11)         $(.20)

DISCONTINUED OPERATIONS

  Income (loss) from discontinued
    operations, net of taxes               -             .01

INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM                                   (.11)          (.19)

EXTRAORDINARY CHARGE                       -              -

NET INCOME (LOSS)                       $(.11)         $(.19)

NUMBER OF SHARES USED IN
  CALCULATION                       2,829,090      2,829,090





















        See Notes to Consolidated Financial Statements

                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

                PART I - FINANCIAL INFORMATION, Cont'd

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In $000's)
                              (Unaudited)

                                      For the Six Months Ended
                                                 June 30,
                                            1996           1995

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:

  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers           $  180         $8,789
    Cash paid to suppliers and employees   (1,743)        (9,066)
    Interest and dividends received           107             97
    Interest paid                             (24)          (839)
    Other income received                      43             96
    Income taxes paid                        (175)            -
    Cash received from discontinued
      operations                               67            (46)
      Net cash provided by (used in)
        operating activities               (1,545)          (969)

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale and maturity
      of marketable securities              2,489          2,350
    Purchase of marketable securities      (4,313)        (1,476)
    Purchase of property, plant and
      equipment                               (57)          (330)
    Proceeds from sale of property,
      plant and equipment                      18              7
    Collections of notes receivable           288            107
    Rent sharing payments from
      computer leases                          18            194
    (Increase) decrease in other assets        -             (49)
    Cash proceeds from sale of
      discontinued segment                  4,005             (2)
      Net cash provided by (used in)
        investing activities                2,448            801

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt      (33)          (178)
    Proceeds from issuance of long-term
      debt                                     -             697
    Payment of remediation and closure
      costs                                   (20)            -
      Net cash provided by (used in)
        financing activities                  (53)           519

  NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                               850            351
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF THE YEAR                                 420            880
CASH AND CASH EQUIVALENTS AT END
  OF THE QUARTER                           $1,270         $1,231

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                           (In $000's)
                           (Unaudited)

                                         For the Six Months Ended
                                                 June 30,
                                            1996           1995
RECONCILIATION OF NET INCOME (LOSS)
 TO NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:

  NET INCOME (LOSS)                       $(1,358)      $(1,152)

  ADJUSTMENTS TO RECONCILE NET INCOME
   (LOSS) TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES:
    Extraordinary charge on elimination
      of debt                                 512            -
    Depreciation and amortization              31           750
    (Gain) loss on sale of marketable
      securities                              (62)         (269)
    (Gain) loss on sale of property,
      plant and equipment                       5             8
    Increase (decrease) in deferred
      income taxes                           (325)         (151)
    Leveraged lease (revenue) charge            9           244
    Increase (decrease) in minority
      interest in consolidated subsidiary      -            (33)
   (Increase) decrease in assets:
      Accounts and notes receivable,
        trade-net                             (48)         (301)
      Inventories                              -             83
      Prepaid expenses and other              (31)          (83)
    Increase (decrease) in liabilities:
      Accounts payable and accrued
        expenses                             (241)         (610)
      Accrued taxes                           (37)          542
      Accrued retiree health care
        benefit liability                      -              3

 NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                   $(1,545)      $  (969)








         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 1996
                           (Unaudited)

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

NOTE 2 - MARKETABLE SECURITIES

   The Company has adopted Financial Accounting Standards Board Statement No. 115 ("Accounting for Certain Investments in Debt and Equity Securities"). In accordance with the statement, the Company classifies all debt securities purchased with remaining maturities of less than one year as securities held to maturity which are carried at amortized cost. All other debt and equity securities are classified as securities available for sale which are carried at fair value as determined by quoted market prices. The aggregate excess of fair value over cost of such securities as of June 30, 1996, of $126,000, less deferred income taxes of $42,000, is included as a separate component of stockholders' equity.

NOTE 3 - DISCONTINUED OPERATIONS

   The consolidated statements of operations have been restated to report the net results of the Company's former alkali products and valve manufacturing segments as discontinued operations. The net assets of the discontinued valve manufacturing segment have been classified as "Net assets of discontinued operation" in the accompanying consolidated balance sheet as of December 31, 1995.

   Alkali Products Segment

   On August 31, 1995, the Company sold certain machinery, equipment, contract rights and rights to a subsidiary's name, and gave a non-compete covenant, thereby effectively selling the on-going operations of its wholly-owned subsidiary, f/k/a Cal-Lime, Inc. ("Cal-Lime"), to a competitor. The Company intends to liquidate the remaining assets of Cal-Lime and has included the property, buildings and equipment excluded from this transaction, having an aggregate book value of $357,000 and $362,000, under the caption of "Assets held for sale" on the balance sheets as of June 30, 1996 and December 31, 1995, respectively. Such value approximates the estimated net realizable value of those assets. The consolidated statement of operations for 1995 reports the net results of Cal-Lime's operations as income from discontinued operations.

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

   Upon consummation of the sale, a portion of Hunt's funded debt was extinguished resulting in a write-off of approximately $775,000 of unamortized debt issuance costs and debt discounts. Pursuant to Securities and Exchange Commission policy, $512,000 ($775,000 less income taxes of $263,000) was reported as an extraordinary loss in the period ended March 31, 1996 when such debt was deemed to have been extinguished.

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

   The portion of the net asset value equal to the escrowed funds has been classified as long-term in the accompanying consolidated balance sheets.

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

NOTE 5 - LONG-TERM DEBT

   At June 30, 1996, long-term debt consisted of the following (in
$000's):

        10.5% and 11% mortgages payable in             $358
          installments through April 2000;
          secured by land and buildings
        Other                                            31
          Total long-term debt                          389
          Less: current portion                        (331)
                                                       $ 58

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

   As of June 30, 1996, the Company has accrued $22.1 million for its estimated share of remediation and closure costs in regard to the Company's former landfills, $9.3 million of which is held in trusts and maintained by trustees for financing of the $11.0 million closure plan related to the landfill owned by the Company's subsidiary, Kinsley's Landfill, Inc.

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

NOTE 7 - LEGAL PROCEEDINGS

   See Item 1 of Part II of this Form 10-QSB for a discussion of legal matters.
                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Results of Operations

   The six months ended June 30, 1996 compared to the six months ended June 30, 1995

   Consolidated revenues by business segment for the six months ended June 30, 1996 and 1995 were as follows (in $000):

                                     1996           1995

     Electricity Generation          $120           $106
     Environmental Services           141            288
     Intercompany                     (88)          (181)
       Total                         $173           $213

   Consolidated revenues for the six months ended June 30, 1996 were $173,000, a decrease of $40,000 or 19% compared to the same period of 1995.

   Revenues from operations which generate electricity from methane gas were $120,000, an increase of $14,000 or 13% compared to the same period last year. The increase is primarily the result of a 5% increase in operating hours of the Company's four electric generating units. Approximately 11% and 10% of available machine hours were dedicated to repairs and scheduled overhaul, respectively, for the six month period in 1996 versus 25% and 0% for such tasks, respectively, during the comparable period in 1995. The environmental services subsidiary reported $141,000 of operating revenues (prior to elimination of intercompany sales) compared to $288,000 for the same period last year. The decline in sales (prior to the elimination of intercompany activity) during 1996 was primarily due to the completion of the construction phase of its work for a third party during the second half of 1995 and the substantial completion of the construction phase of the remediation work at a closed landfill owned by the Company in mid-1995. Approximately $88,000 or 62% of the environmental services subsidiary's revenues for the period, compared to $181,000 or 63% for the same period last year, were for services provided either to other members of the consolidated group or to third parties providing services to another member of the consolidated group, and were therefore eliminated in consolidation. As part of the Company's effort to expand the customer base of the environmental services subsidiary, the subsidiary entered into a joint marketing agreement with a national engineering firm with respect to projects involving the closure and remediation of municipal waste sites in the northeastern United States. Anticipated revenues to the segment resulting from the joint marketing agreement and through its individual efforts cannot presently be ascertained.

   Consolidated direct operating costs for the six months ended June 30, 1996 were $158,000, an increase of $9,000 or 6% when compared to the same period of 1995, due primarily to an increase in the expenses incurred for the maintenance of electric generating equipment.

   Consolidated selling, general and administrative expenses for the six months ended June 30, 1996 increased $52,000 or 4% from the same period last year to $1,339,000. Decreases in insurance, real estate taxes and salary expenses were offset by a $94,000 increase in professional fees relating to the Company's ongoing environmental and tax litigation. Professional fees and administrative costs are not anticipated to decline appreciably in the near future due primarily to continued support of the Company's litigation, marketing and asset divestiture efforts (see Liquidity and Capital Resources - Liquidity).

   The Company's consolidated operating loss for the six months ended June 30, 1996 increased to $1,324,000 from a loss of $1,223,000 in 1995.

   Consolidated investment income increased by $21,000 to $156,000 for the six months ended June 30, 1996 from the comparable period last year.

   Consolidated interest expense decreased $3,000 to $23,000 for the six months ended June 30, 1996 compared to the same period last year.

   Interest expense or credit reported as "Interest related to income taxes payable" represents the increase or decrease, respectively, in the amount of interest accrued on estimated income taxes payable as a result of the Company's tax litigation discussed below. The Company reported an interest credit of $127,000 for the six months ended June 30, 1996 versus an expense of $154,000 for the comparable period of 1995. The credit is due to the reversal of approximately $240,000 of interest expense that was previously accrued on estimated income taxes payable to a state. The state sponsored a tax amnesty program pursuant to which all interest and penalties for back taxes was waived upon payment of the tax liability.

   The Company charged $9,000 and $244,000 against income for the six months ended June 30, 1996 and 1995, respectively, to reflect a reduction in the carrying value of its investment in computer equipment. The charge reflects a decline in the current market value for IBM mainframe computer equipment.

   Consolidated miscellaneous income for the six months ended June 30, 1996 increased $4,000 to $105,000 when compared to the same period of 1995. Miscellaneous income reported for 1996 includes $67,000 in management fees paid by a former subsidiary of the Company.

   The consolidated loss from continuing operations before income tax credits and extraordinary item was $906,000 for the six months ended June 30, 1996, compared to a loss of $1,142,000 for the same period last year.

   Income tax credit for the six months ended June 30, 1996 equalled $60,000, compared to an expense of $134,000 for the comparable period in 1995.

   Income (loss) from discontinued operations for the six months ended June 30, 1995 relates to two of the Company's former subsidiaries, one of which manufactured commercial valves and hydraulic systems, and the other which marketed alkali products.

   On October 24, 1995, the Company executed a stock purchase agreement pursuant to which the Company's wholly-owned subsidiary, THV Acquisition Corp. ("THV") agreed to sell all of the issued and outstanding stock of Hunt Valve Company, Inc. ("Hunt") to ValveCo Inc. Certain directors and executive officers who are members of management of the Company and Hunt acquired a 15% equity stake in ValveCo Inc. The net assets of Hunt represented substantially all of the net assets of the Company; therefore, the sale was subject to approval by the Company's shareholders. Such approval was given at a special meeting of the Company's shareholders held on February 29, 1996 and the sale was completed on March 1, 1996. The amount reported as income from discontinued operations of $89,000 for the six months ended June 30, 1995 is reported less a provision for income taxes of $80,000. The Company reported a loss on the sale in its consolidated statement of operations for the year ended December 31, 1995. Upon consummation of the sale, a portion of Hunt's funded debt was extinguished resulting in a write-off of approximately $775,000 of unamortized debt issuance costs and debt discounts. Pursuant to Securities and Exchange Commission policy, $512,000 ($775,000 less income taxes of $263,000) was reported as an extraordinary loss in the period ended March 31, 1996 when such debt was deemed to have been extinguished.

   On August 31, 1995, the Company sold to a competitor certain machinery, equipment, contract rights and rights to a subsidiary's name, and gave a non-compete covenant, thereby effectively selling the on-going operations of the subsidiary which markets alkali products. The Company intends to liquidate the remaining fixed assets of the subsidiary and has included the book value of the property, buildings and equipment not part of this transaction under the caption "Assets held for sale" on the accompanying balance sheet. The amount reported as income (loss) from discontinued operations of $35,000 for the six months ended June 30, 1995 is reported less a provision for income taxes of $18,000.

   Consolidated net loss for the six months ended June 30, 1996 was $1,358,000 or $.48 per share, compared to net loss of $1,152,000, or $.41 per share, for the six months ended June 30, 1995.

   The three months ended June 30, 1996 compared to the three months ended June 30, 1995

   Consolidated revenues by business segment for the three months ended June 30, 1996 and 1995 were as follows (in $000):

                                     1996           1995

     Electricity Generation          $ 65           $ 44
     Environmental Services            77            139
     Intercompany                     (52)           (86)
       Total                         $ 90           $ 97

   Consolidated revenues for the three months ended June 30, 1996 were $90,000, a decrease of $7,000 or 7% compared to the same period of 1995.

   Revenues from operations which generate electricity from methane gas were $65,000, an increase of $21,000 or 48% compared to the same period last year. The increase is primarily the result of a 14% increase in operating hours of the Company's four electric generating units. Approximately 6% and 15% of available machine hours were dedicated to repairs and scheduled overhaul, respectively, for the three month period in 1996 versus 31% and 0% for such tasks, respectively, during the comparable period in 1995. The environmental services subsidiary reported $77,000 of operating revenues (prior to elimination of intercompany sales) compared to $139,000 for the same period last year. The decline in sales (prior to the elimination of intercompany activity) during 1996 was primarily due to the completion of the construction phase of its work for a third party during the second half of 1995 and the substantial completion of the construction phase of the remediation work at the closed landfill owned by the Company in mid-1995. Approximately $52,000 or 68% of the environmental services subsidiary's revenues for the period, compared to $86,000 or 62% for the same period last year, were either to other members of the consolidated group or to third parties providing services to another member of the consolidated group, and were therefore eliminated in consolidation.

   Consolidated direct operating costs for the three months ended
June 30, 1996 were $77,000, a decrease of $3,000 or 4% when compared to the same period of 1995, due primarily to a decrease in expenses incurred during 1996 for the repair of certain electric generating equipment.

   Consolidated selling, general and administrative expenses for the three months ended June 30, 1996 increased $31,000 or 5% from the same period last year to $667,000. Decreases in insurance and salary expenses were offset by a $50,000 increase in professional fees relating to the Company's ongoing environmental and tax litigation. Professional fees and administrative costs are not anticipated to decline appreciably in the near future due primarily to continued support of the Company's litigation, marketing and asset divestiture efforts (see Liquidity and Capital Resources - Liquidity).

   The Company's consolidated operating loss for the three months ended June 30, 1996 increased to $654,000 from a loss of $619,000 in 1995.

   Consolidated investment income increased by $20,000 to $95,000 for the three months ended June 30, 1996 from the comparable period last year.

   Consolidated interest expense decreased $13,000 to $1,000 for the three months ended June 30, 1996 compared to the same period last year.

   Interest expense or credit reported as "Interest related to income taxes payable" represents the increase or decrease, respectively, in the amount of interest accrued on estimated income taxes payable as a result of the Company's tax litigation discussed below. The Company reported an interest credit of $179,000 for the three months ended June 30, 1996 versus an expense of $68,000 for the comparable period of 1995. The credit is due to the reversal of approximately $240,000 of interest expense previously accrued on estimated income taxes payable to a state as discussed above.

   The Company charged $9,000 and $33,000 against income for the three months ended June 30, 1996 and 1995, respectively, to reflect a reduction in the carrying value of its investment in computer equipment. The charge reflects a decline in the current market value for IBM mainframe computer equipment.

   Consolidated miscellaneous income for the three months ended
June 30, 1996 decreased $6,000 to $23,000 when compared to the same period of 1995.

   The consolidated loss from continuing operations before income tax credits and extraordinary items was $305,000 for the three months ended March 31, 1996, compared to a loss of $361,000 for the same period last year.

   Income tax credit for the three months ended June 30, 1996 equalled $2,000 versus an expense of $195,000 for the comparable period in 1995.

   Income (loss) from discontinued operations for the three months ended June 30, 1995 relates to the aforementioned former subsidiaries, one of which manufactured commercial valves and hydraulic systems, and the other which marketed alkali products.

   Consolidated net loss for the three months ended June 30, 1996 was $303,000 or $.11 per share, compared to net loss of $531,000, or $.19 per share, for the three months ended June 30, 1995.

Liquidity and Capital Resources

Liquidity

   Net cash used in operating activities for the six months ended June 30, 1996 increased to $1,545,000 from $969,000 when compared to the same period last year, due in part to the inclusion of activities of the discontinued segments in the 1995 data. Net cash provided by investing activities increased for the current period to $2,448,000 from $801,000, due in part to $4,005,000 in proceeds from the sale of a discontinued segment in the current period. The amount of cash used in financing activities decreased to $53,000 from a source of $519,000 for the same period last year. Funds held by the Company in the form of cash and cash equivalents increased as of June 30, 1996 to $1,272,000 from $1,231,000 as of June 30, 1995. The sum of cash, cash equivalents and marketable securities as of June 30, 1996 increased $2,749,000 to $5,213,000 when compared to last year.

   Working capital was $3,011,000 and the ratio of current assets to current liabilities was 2.1 to 1 as of June 30, 1996, versus
$4,503,000 and 2.5 to 1 as of December 31, 1995.

   The Company held notes in the aggregate amount of $119,000 as of March 31, 1996 which were issued by a firm which produces and distributes industrial gases, and by a partnership whose members include certain owners of the firm. An explosion destroyed the firm's only facility on March 26, 1996. The notes were repaid in full during May 1996.

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

   The Company faces significant short-term and long-term cash requirements for (i) federal and state income tax obligations, most of which will become due following litigation or settlement with the Internal Revenue Service of the Company's tax liability for the years 1980 through 1991, (ii) income taxes that will be imposed in 1996 and 1997 on rental income from the Company's investment in computer equipment as a result of the exhaustion of tax depreciation that had previously sheltered such rental income from tax and (iii) expenses associated with environmental remediation activity and related litigation.

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

Taxes

   As discussed in greater detail below, the Company is currently litigating with the Internal Revenue Service in Tax Court over its tax liability for taxable years 1980-88. Certain issues from taxable years 1989-91 are also part of the Tax Court litigation because losses from those years were carried back to 1988. The Company estimates that after taking into account partial settlements that have been reached through July 31, 1996 regarding certain of the adjustments asserted by the Service, and taking into account available net operating losses and tax credits, approximately $7.7 million of federal and $237,000 of state income taxes and $8.6 million of federal interest, calculated through June 30, 1996, would be owed if the Company were unsuccessful in its defense of the two remaining unsettled issues in the Tax Court litigation. (All tax liability estimates presented herein exclude penalties which may be sought by the jurisdictions involved, except that the Service has conceded penalties on all issues in the Tax Court litigation.)

   In 1991, the Service asserted numerous adjustments to the tax liability of the Company and its subsidiaries for tax years 1980-88, along with interest and penalties thereon. In 1993, after the conclusion of administrative proceedings, the Service issued a deficiency notice to the Company asserting adjustments to income of $33.3 million and a corresponding deficiency in federal income taxes of approximately $13.5 million, as well as penalties of $2.5 million and interest on the asserted deficiency and penalties. In addition, the Service challenged the carryback of losses incurred by the Company in taxable years 1989-91, thereby bringing those years, which had been the subject of an ongoing audit, into the deficiency notice. The 1989-91 tax audit is discussed below. The Company filed a petition with the Tax Court contesting many of the proposed adjustments asserted in the deficiency notice. On June 5, 1995, August 14, 1995, March 7, 1996 and July 31, 1996,
respectively, the Company and the Service executed a stipulation of partial settlement of issues in the Tax Court case and first, second and third revised stipulations of partial settlement. These partial settlements have resolved most of the adjustments asserted in the deficiency notice.

   Taking into account the partial settlements to date, the Company has accepted approximately $5.4 million of the $33.3 million of total adjustments to income asserted by the Service. Many of the adjustments accepted by the Company relate to issues on which the Service would likely have prevailed in Tax Court. The Service has conceded adjustments totalling $28.6 million of taxable income and penalties, leaving only one issue, involving several taxable years, unresolved from the 1980-88 period, and one issue discussed below, asserted by the Service for the 1989-91 period. The Company cannot predict the outcome of further settlement negotiations or litigation with the Service over these issues.

   The Company has net operating loss and tax credit carryforwards that will partly offset the tax liability resulting from the settled adjustments to taxable income. Taking into account such carryforwards, the federal income tax and interest that will be due on account of the settlements reached to date is approximately $1,459,000, with interest through June 30, 1996 ($116,000 of taxes and $1,343,000 of interest). The settlements also result in approximately $237,000 of state income tax, not including penalties and penalty interest that may be assessed. Approximately $110,000 of the state tax liability was paid to one state during the second quarter of 1996. This state had a tax amnesty program in effect pursuant to which all interest and penalties for back taxes was waived upon payment of the tax liability. In conjunction with the $110,000 payment, the Company reversed approximately $240,000 of interest that was previously accrued on the $110,000 tax liability. Payment of the federal and remaining state tax liability resulting from both the settled issues and any issues litigated before the Tax Court will be due after the conclusion of the Tax Court case.

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

   The Service has concluded an audit of the Company's federal income tax returns for 1989-91, and has questioned the deductions claimed by the Company in connection with its investment in the computer equipment discussed in the preceding paragraph. If the Service prevails in disallowing the computer equipment deductions, the Company's taxable income for 1989 through 1992 would be materially increased. However, in that case, its taxable income from the computer equipment for 1994 through 1997 would be reduced by a corresponding amount. Specifically, if the Company prevails on the one remaining unsettled issue from the 1980-1988 period but is unsuccessful in its defense of the computer equipment issue, the incremental federal income tax liability attributable to disallowance of the computer equipment deductions will not exceed $5.9 million of tax and $3.1 million of interest, calculated through June 30, 1996. This would increase the Company's aggregate liability for federal taxes and interest attributable to both the settled issues and the computer lease to $6.0 million and $4.4 million, respectively, calculated through June 30, 1996. Disallowance of the computer equipment deductions would not result in any state tax liability.

   The incremental amount of federal taxes and interest that the Company would owe if the Company were unsuccessful in its defense of both the remaining unsettled issue from the 1980-88 period and the computer equipment issue is approximately $7.6 million of federal income taxes and $7.3 million of interest, calculated through June 30, 1996. (Such amounts are in addition to the tax of $116,000 and interest of $1,343,000, discussed above, that will be owed as a result of the partial settlements to date.) No state income tax or interest is anticipated on account of the 1980-88 issues.

Remediation and Closure Costs

   As of June 30, 1996, the Company has accrued $22.1 million for its estimated share of remediation and closure costs related to the Company's former landfill operations. Approximately $9.3 million is held in trust and maintained by trustees for the post-closure activities of one site located in Deptford, New Jersey.

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

   In January 1993, a trust (the "1993 Trust") was established to fund the remediation of the Kin-Buc Landfill and such neighboring areas out of proceeds provided from negotiated settlements with certain parties to a suit the Company initiated in 1990 with the intent of obtaining contribution toward the cost of remediation. Approximately $7.1 million had been received from such settlements and deposited into the 1993 Trust, all of which had been expended by December 31, 1995. During June 1994, approximately 36 generators of de minimis volumes of waste accepted a settlement by the Company and other respondents to the Orders, which resulted in an additional $3.0 million of contributions being deposited into a new trust established in January 1995 for the remediation effort. Approximately $2,000 remained in the new trust as of June 30, 1996.

   During May 1993, a $22 million contract was awarded for the construction of a containment system and leachate treatment plant at the Kin-Buc Landfill in accordance with the engineered design and standards accepted by the EPA in satisfaction of certain requirements of the 1990 Order. The contract was to be financed with funds from the 1993 Trust. During May 1994, the Company met with representatives of EPA to discuss the impact delays in securing settlement proceeds would have on the Company's ability to finance the construction within the time frame required by EPA. In July 1994, after meeting with EPA, SCA Services, Inc. ("SCA"), an affiliate of WMX Technologies, Inc. ("WMX") and a respondent to the Orders, entered into a contract with the contractor installing the containment system and treatment plant, thereby alleviating the potential for delays in this phase of the construction due to financial limitations. WMX, formerly known as Waste Management, Inc., had previously provided EPA with a financial guaranty of SCA's and the Company's obligations under the Orders. Starting in August 1994, other contracts were awarded by SCA for certain other remedial activities mandated by the 1992 Order.

   The execution of the contracts between SCA and the contractors has not relieved the Company of liability for such costs since the Company entered into a cost sharing agreement with SCA and certain affiliates (the "SCA Group") in 1986 which allocated 75% of the costs incurred by the parties for the remediation of the site to the Company. In August 1993, the Company filed a demand for arbitration seeking rescission or reformation of the cost sharing agreement and reimbursement of overpayment. During March 1995, the SCA Group filed a demand for arbitration seeking reimbursement from the Company of $17 million, representing 75% of the remediation expenses purportedly funded by it through June 30, 1995. The status of such arbitration demands, as yet unresolved, is described in Item 1 of Part II of this Form 10-QSB.

   The contractors have essentially completed the construction required under the Orders, and the Company is awaiting EPA review and acceptance of the work performed. Operation of the treatment plant and maintenance of the facilities is being conducted by an affiliate of SCA. The cost of the construction, and of the operation and maintenance of remedial systems for a 30-year period, plus past remedial activities, has been estimated to be in the range of approximately $80 million to $100 million.

   In January 1996, a design for a remedial program involving the installation of a slurry cut-off wall around a one-acre parcel of land adjacent to the Kin-Buc Landfill was presented to the EPA for its review and approval. EPA approved the plan, and construction began in August 1996. The construction is expected to be completed in October 1996. The cost of such installation has been estimated at $1.3 million and is being financed by the SCA Group. SCA may assert that this cost is subject to the cost sharing agreement and seek reimbursement of 75% of amounts expanded from the Company.

   The EPA has notified the company that is will conduct a limited investigation of an area in the vicinity of the site, known as Mound B, and that it may seek to recover its costs in connection therewith from the Company and the SCA Group. The cost of studies and remediation of this area is not included in the present estimates of the total cost of the remediation since such work is outside the scope of the Orders. An obligation to undertake significant remediation of areas outside the scope of the Orders could materially increase the total estimated costs of remediation.

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

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                   PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

   The Company is currently litigating with the Internal Revenue Service in Tax Court over its tax liability for taxable years 1980-88. Certain issues from taxable years 1989-91 are also part of the Tax Court litigation because losses from those years were carried back to 1988. The Company estimates that after taking into account partial settlements that have been reached through July 31, 1996 regarding certain of the adjustments asserted by the Service, and taking into account available net operating losses and tax credits, approximately $7.7 million of federal and $237,000 of state income taxes and $8.6 million of federal interest, calculated through June 30, 1996, would be owed if the Company were unsuccessful in its defense of the two remaining unsettled issues in the Tax Court litigation. (All tax liability estimates presented herein exclude penalties which may be sought by the jurisdictions involved, except that the Service has conceded penalties on all issues in the Tax Court litigation.)

   In 1991, the Service asserted numerous adjustments to the tax liability of the Company and its subsidiaries for tax years 1980-88, along with interest and penalties thereon. In 1993, after the conclusion of administrative proceedings, the Service issued a deficiency notice to the Company asserting adjustments to income of $33.3 million and a corresponding deficiency in federal income taxes of approximately $13.5 million, as well as penalties of $2.5 million and interest on the asserted deficiency and penalties. In addition, the Service challenged the carryback of losses incurred by the Company in taxable years 1989-91, thereby bringing those years, which had been the subject of an ongoing audit, into the deficiency notice. The Company filed a petition with the Tax Court contesting many of the proposed adjustments asserted in the deficiency notice. On June 5, 1995, August 14, 1995, March 7, 1996 and July 31, 1996, respectively, the Company and the Service executed a stipulation of partial settlement of issues in the Tax Court case and first, second and third revised stipulations of partial settlement. These partial settlements have resolved most of the adjustments asserted in the deficiency notice.

   Taking into account the partial settlements to date, the Company has accepted approximately $5.4 million of the $33.3 million of total adjustments to income asserted by the Service. Many of the adjustments accepted by the Company relate to issues on which the Service would likely have prevailed in Tax Court. The Service has conceded adjustments totalling $28.6 million of taxable income and penalties, leaving only one issue, involving several taxable years,

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

               PART II - OTHER INFORMATION, Cont'd

Item 1.  LEGAL PROCEEDINGS, Cont'd

unresolved from the 1980-88 period and one issue unresolved from 1989-91 period. The Company cannot predict the outcome of further settlement negotiations or litigation with the Service over these issues. (See Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Taxes, for further information about this matter.)

   During August 1993, the Company served a demand for arbitration (the "Transtech Arbitration") on WMX Technologies, Inc., its indirect subsidiary, SCA Services, Inc. and certain SCA subsidiaries and affiliates (the "SCA Group") seeking, among other things, the rescission or reformation of a 1986 agreement among the Company, the SCA Group and others which established a formula for sharing the cost of the remediation of the Kin-Buc Landfill. In March 1995, while proceedings on procedural issues in the Transtech Arbitration were ongoing, the SCA Group filed a demand for arbitration (the "SCA Arbitration") seeking reimbursement from the Company and others of 75% of remediation costs purportedly funded by the SCA Group to that time. While final discovery as to the factual issues in the SCA Arbitration was being completed, and a hearing on procedural issues in the Transtech Arbitration was about to be scheduled, the Company and the SCA Group agreed to postpone proceedings in both arbitrations pending the outcome of settlement discussions. These discussions are ongoing, and no prediction as to the outcome thereof can be made at this time.

   In October 1989, the Company, together with owners and operators of industrial sites in the Hackensack, New Jersey meadowlands, including a site in Wood-Ridge, were sued in the United States District Court for the District of New Jersey for contribution towards the cost of remediation of those sites, adjacent lands and adjacent water courses, including Berry's creek. The plaintiffs in this suit, Morton International, Inc., Velsicol Chemical Corp. and other parties who have been ordered to remediate such industrial sites, adjacent lands and adjacent water courses, seek contribution from the Company towards the cost of remediating Berry's Creek, which, they allege, was contaminated, in part, by the Company's operations at a nearby solvents recovery facility at Carlstadt, New Jersey. Shortly after the institution of suit, the plaintiffs began negotiating with the governmental entities which ordered the remediation of the sites, adjacent land and adjacent water courses, as to the scope of remediation and, pending those negotiations, had stayed the suit. In August 1996, the plaintiffs reinstituted the suit by serving complaints against all defendants, including the Company. For procedural reasons, the plaintiffs were required to

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

               PART II - OTHER INFORMATION, Cont'd

Item 1.  LEGAL PROCEEDINGS, Cont'd

proceed against all defendants as to all sites, adjacent lands and adjacent water courses which were the subject of the 1989 complaint, but the stated purpose for reinstitution of suit is to resolve issues concerning the Wood-Ridge site, as to which the Company is not alleged to be liable. The Company has been informed that the plaintiffs are willing to sever claims against defendants whose alleged liability arises from sites other than Wood-Ridge.
If severance is obtained, the matter will proceed without the involvement of the Company, and the claims against the Company will again be stayed. Since the plaintiffs' negotiations concerning the scope of the remediation of Berry's Creek are still ongoing, and no discovery has taken place concerning allegations against the Company, it is not possible to estimate the Company's ultimate liability in this matter.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibits

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



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  August  14, 1996      By:  /s/ Robert V. Silva
                                  Robert V. Silva, President
                                  and Chief Executive Officer


                                              and


Date:  August  14, 1996      By:  /s/ Andrew J. Mayer, Jr.
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                          EXHIBIT INDEX

EXHIBIT                                                    PAGE
  NO.                                                       NO.

 11     Computation of Earnings (Loss) Per Common Share     36

 27     Financial Data Schedule                             N/A