Form 10QSB
period 1996-09-30
TRANSTECH INDUSTRIES INC
filed 1996-11-14
CIK 87799

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

                              or

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

Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes___   No___

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,829,090 shares of common stock, $.50 par value, outstanding as of September 30, 1996. In addition, at such date, the issuer held 1,885,750 shares of common stock, $.50 par value, in treasury.

Transitional Small Business Disclosure Format
(Check One): Yes     No  X
                                               Page 1 of 37 pages
                                         Exhibit index on page 36

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                            I N D E X

                                                          Page(s)
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

      Consolidated Balance Sheets as of September 30,
        1996 and December 31, 1995                          3 - 4

      Consolidated Statements of Operations for the
        Nine Months Ended September 30, 1996 and 1995       5 - 6

      Consolidated Statements of Operations for the
        Three Months Ended September 30, 1996 and 1995      7 - 8

      Consolidated Statements of Cash Flows for the
        Nine Months Ended September 30, 1996 and 1995      9 - 10

      Notes to Consolidated Financial Statements          11 - 16

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations           17 - 31

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                 32 - 34

Item 6. Exhibits and Reports on Form 8-K                       34


SIGNATURES                                                     35

EXHIBIT INDEX                                                  36

EXHIBITS                                                       37

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)

                             ASSETS
                                    September 30,   December 31,
                                         1996           1995
                                     (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents            $   619         $   420
  Marketable securities                  3,888           2,044
  Accounts and notes receivable
    (net of allowance for doubtful
    accounts of $11)                       276             205
  Deferred income taxes                     -               42
  Prepaid expenses and other               430             352
  Net assets of discontinued
    operation                               -            4,517

      Total current assets               5,213           7,580

PROPERTY, PLANT AND EQUIPMENT
  Land                                     799             799
  Buildings and improvements               339             327
  Machinery and equipment                2,990           3,001
                                         4,128           4,127
  Less: accumulated depreciation         3,176           3,176

  Net property, plant and equipment        952             951

OTHER ASSETS
  Notes receivable                         336             750
  Investment in leveraged lease             80             128
  Assets held for sale                   2,398           2,406
  Clay deposits                          1,077           1,077
  Escrowed funds from sale of
    subsidiary                             750             750
  Deferred income taxes                    481              -
  Other                                     60              40

       Total other assets                5,182           5,151

TOTAL ASSETS                           $11,347         $13,682



         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

               CONSOLIDATED BALANCE SHEETS, Cont'd
                           (In $000's)

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                     September 30,  December 31,
                                         1996           1995
                                      (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt    $    17         $   356
  Accounts payable                         323             357
  Accrued income taxes                   2,117           1,942
  Accrued miscellaneous expenses           185             422

        Total current liabilities        2,642           3,077

OTHER LIABILITIES
  Long-term debt                            53              66
  Accrued remediation and closure
    costs                               12,832          12,851
  Deferred income taxes                      8              82

        Total other liabilities         12,893          12,999

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.50 par value,
    10,000,000 shares authorized:
    4,714,840 shares issued              2,357           2,357
  Additional paid-in capital             1,516           1,516
  Retained earnings                      2,918           4,652
  Net unrealized gains on marketable
    securities                              35              95
        Subtotal                         6,826           8,620
  Treasury stock, at cost -
    1,885,750 shares                   (11,014)        (11,014)

        Total stockholders' equity
          (deficit)                     (4,188)         (2,394)

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)       $11,347         $13,682









         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)

                                      For the Nine Months Ended
                                            September 30,
                                         1996           1995

REVENUES                                $  259         $  292

COST OF OPERATIONS
  Direct operating costs                   204            227
  Selling, general and
    administrative expenses              1,876          2,090
    Total cost of operations             2,080          2,317

INCOME (LOSS) FROM OPERATIONS           (1,821)        (2,025)

OTHER INCOME (EXPENSE)
  Investment income (loss)                 240            202
  Interest expense                         (29)           (36)
  Interest related to income taxes
    payable                                 75           (222)
  Gain (loss) from sale of securities      150            269
  Income from (writedown of)
    interest in leveraged lease            (21)          (279)
  Remediation accrual reversal              -           1,451
  Miscellaneous income (expense)           130            227
    Total other income (expense)           545          1,612

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES
  (CREDIT) AND EXTRAORDINARY ITEM       (1,276)          (413)

  Income taxes (credit)                    (54)           (76)

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE EXTRAORDINARY
  ITEM                                  (1,222)          (337)

DISCONTINUED OPERATIONS (NOTE 3):
  Valve Manufacturing Segment
    Income from discontinued operation,
      net of taxes of $104                  -             124
    Loss on disposal of segment, net
      of tax credits of $179                -            (842)
  Alkali Products Segment
    Income from discontinued
      operation, net of taxes of $18        -              35
    Gain on disposal of segment, net
      of taxes of $155                      -             262
  Total discontinued operations             -            (421)

NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                    (1,222)          (758)


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS, Cont'd
               (In $000's, except per share data)
                           (Unaudited)

                                      For the Nine Months Ended
                                            September 30,
                                         1996           1995
NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                    (1,222)          (758)

EXTRAORDINARY CHARGE ON ELIMINATION
  OF DEBT, NET OF TAXES (NOTE 3)          (512)            -

NET INCOME (LOSS)                      $(1,734)        $ (758)



INCOME (LOSS) PER COMMON SHARE:

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE EXTRAORDINARY
  ITEM                                  $ (.43)         $(.12)

DISCONTINUED OPERATIONS:
  Income (loss) from discontinued
    operations, net of taxes credits        -             .05
  Gain (loss) on disposal of
    discontinued operations                 -            (.20)

INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM                                    (.43)          (.27)

EXTRAORDINARY CHARGE                      (.18)            -

NET INCOME (LOSS)                        $(.61)         $(.27)

NUMBER OF SHARES USED IN
  CALCULATION                        2,829,090      2,829,090











         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF OPERATIONS, Cont'd
               (In $000's, except per share data)
                           (Unaudited)

                                     For the Three Months Ended
                                            September 30,
                                         1996           1995

REVENUES                                  $ 86         $   80

COST OF OPERATIONS
  Direct operating costs                    46             79
  Selling, general and
    administrative expenses                537            803
    Total cost of operations               583            882

INCOME (LOSS) FROM OPERATIONS             (497)          (802)

OTHER INCOME (EXPENSE)
  Investment income (loss)                  84             67
  Interest expense                          (6)           (10)
  Interest related to income taxes
    payable                                (52)           (68)
  Gain (loss) from sale of securities       88             -
  Income from (writedown of)
    interest in leveraged lease            (12)           (35)
  Remediation accrual reversal              -           1,451
  Miscellaneous income (expense)            25            126
    Total other income (expense)           127          1,531

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES
  (CREDIT) AND EXTRAORDINARY ITEM         (370)           729

  Income taxes (credit)                      6           (210)

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE EXTRAORDINARY
  ITEM                                    (376)           939

DISCONTINUED OPERATIONS (NOTE 3):
  Valve Manufacturing Segment
    Income from discontinued operation,
      net of taxes of $24                   -              35
    Loss on disposal of segment
      net of tax credits of $179            -            (842)
  Alkali Products Segment
    Income from discontinued
      operation, net of taxes of $15        -              -
    Gain on disposal of segment,
      net of taxes of $155                  -            (262)
  Total discontinued operations             -            (545)

NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                      (376)           394




                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF OPERATIONS, Cont'd
               (In $000's, except per share data)
                           (Unaudited)

                                     For the Three Months Ended
                                             September 30,
                                         1996           1995
NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                      (376)           394

EXTRAORDINARY CHARGE ON ELIMINATION
  OF DEBT, NET OF TAXES (NOTE 3)            -              -

NET INCOME (LOSS)                        $(376)          $394



INCOME (LOSS) PER COMMON SHARE:

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE EXTRAORDINARY
  ITEM                                  $ (.13)          $.33

DISCONTINUED OPERATIONS:

  Income (loss) from discontinued
    operations, net of taxes                -             .01
  Gain (loss) on disposal of
    discontinued operations                 -            (.20)

INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM                                    (.13)           .14

EXTRAORDINARY CHARGE                        -              -

NET INCOME (LOSS)                        $(.13)          $.14

NUMBER OF SHARES USED IN
  CALCULATION                        2,829,090      2,829,090










         See Notes to Consolidated Financial Statements

                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

                PART I - FINANCIAL INFORMATION, Cont'd

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In $000's)
                              (Unaudited)

                                         For the Nine Months Ended
                                               September 30,
                                            1996           1995
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:

  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers           $  272         $  433
    Cash paid to suppliers and employees   (2,341)        (2,153)
    Interest and dividends received           191            152
    Interest paid                             (48)           (35)
    Other income received                      65            112
    Income taxes paid                        (180)            -
    Cash received from discontinued
      operations                               67            553
      Net cash provided by (used in)
        operating activities               (1,974)          (935)

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale and maturity
      of marketable securities              3,152          2,851
    Purchase of marketable securities      (4,911)        (2,604)
    Purchase of property, plant and
      equipment                               (65)           (51)
    Proceeds from sale of property,
      plant and equipment                      18              8
    Collections of notes receivable           328            352
    Rent sharing payments from
      computer leases                          27            325
    (Increase) decrease in other assets        -              (2)
    Cash proceeds from sale of
      discontinued segments                 4,005            600
      Net cash provided by (used in)
        investing activities                2,554          1,479

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt     (352)           (94)
    Proceeds from issuance of long-term
      debt                                     -              39
    Payment of remediation and closure
      costs                                   (29)          (130)
      Net cash provided by (used in)
        financing activities                 (381)          (185)

  NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                               199            359
  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE YEAR                               420            874
  CASH AND CASH EQUIVALENTS AT END
    OF THE QUARTER                         $  619         $1,233



                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                           (In $000's)
                           (Unaudited)

                                         For the Nine Months Ended
                                               September 30,
                                            1996           1995
RECONCILIATION OF NET INCOME (LOSS)
 TO NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:

  NET INCOME (LOSS)                       $(1,734)      $  (758)

  ADJUSTMENTS TO RECONCILE NET INCOME
   (LOSS) TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES:
    Loss on disposal of discontinued
      segments                                 -            603
    Extraordinary charge on elimination
      of debt                                 512            -
    Depreciation and amortization              49            41
    (Gain) loss on sale of marketable
      securities                             (150)         (269)
    (Gain) loss on sale of property,
      plant and equipment                       3          (114)
    Increase (decrease) in deferred
      income taxes                           (484)          122
    Leveraged lease (revenue) charge           21           279
    (Increase) decrease in assets:
      Accounts and notes receivable,
        trade-net                             (38)          174
      Prepaid expenses and other              (25)          (85)
    Increase (decrease) in liabilities:
      Accounts payable and accrued
        expenses                             (303)          216
      Accrued taxes                           175           307
      Accrued remediation costs                -         (1,451)

 NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                   $(1,974)      $  (935)










         See Notes to Consolidated Financial Statements


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1996
                           (Unaudited)

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

NOTE 2 - MARKETABLE SECURITIES

   The Company has adopted Financial Accounting Standards Board Statement No. 115 ("Accounting for Certain Investments in Debt and Equity Securities"). In accordance with the statement, the Company classifies all debt securities purchased with remaining maturities of less than one year as securities held to maturity which are carried at amortized cost. All other debt and equity securities are classified as securities available for sale which are carried at fair value as determined by quoted market prices. The aggregate excess of fair value over cost of such securities as of September 30, 1996, of $56,000, less deferred income taxes of $21,000, is included as a separate component of stockholders' equity.

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

   Alkali Products Segment

   On August 31, 1995, the Company sold certain machinery, equipment, contract rights and rights to a subsidiary's name, and gave a non-compete covenant, thereby effectively selling the on-going operations of its wholly-owned subsidiary, f/k/a Cal-Lime, Inc. ("Cal-Lime"), to a competitor. The Company intends to liquidate the remaining assets of Cal-Lime and has included the property, buildings and equipment excluded from this transaction, having an aggregate book value of $354,000 and $362,000, under the caption of "Assets held for sale" on the balance sheets as of September 30, 1996 and December 31, 1995, respectively. Such value approximates the estimated net realizable value of those assets. The consolidated statement of operations for 1995 reports the net results of Cal-Lime's operations as income from discontinued operations.

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

   In September 1996, the Company, Hunt and ValveCo Inc. entered into a letter agreement to resolve certain issues related to the allocation of Hunt's 1995 income tax liability between the Company and Hunt, and certain provisions of the 1991 tax sharing agreement between the Company and Hunt which continues to bind both parties in order to rectify an unintended consequence of tax regulations concerning the allocation of such tax liability. The Company agreed to accept $360,000, equal to 87% of Hunt's 1995 income in the 360-day period of 1995 during which Hunt was a member of the Company's consolidated tax group. Hunt agreed to waive reimbursement for the Company's carryback of Hunt's post-deconsolidation net losses through February 29, 1996 to pre-deconsolidation periods, and to reimburse the Company for certain professional fees incurred by the Company with respect to these matters.

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

NOTE 5 - LONG-TERM DEBT

   At September 30, 1996, long-term debt consisted of the following
(in $000's):

        10.5% mortgage payable in                       $41
          installments through April 2000;
          secured by land and buildings
        Other                                            29
          Total long-term debt                           70
          Less: current portion                         (17)
                                                        $53

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

   As of September 30, 1996, the Company has accrued $22.1 million for its estimated share of remediation and closure costs in regard to the Company's former landfills, $9.3 million of which is held in trusts and maintained by trustees for financing of the $11.0 million closure plan related to the landfill owned by the Company's subsidiary, Kinsley's Landfill, Inc.

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

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Results of Operations

   The nine months ended September 30, 1996 compared to the nine months ended September 30, 1995

   Consolidated revenues by business segment for the nine months ended September 30, 1996 and 1995 were as follows (in $000):

                                     1996           1995

     Electricity Generation          $188           $150
     Environmental Services           214            380
     Intercompany                    (143)          (238)
       Total                         $259           $292

   Consolidated revenues for the nine months ended September 30, 1996 were $259,000, a decrease of $33,000 or 11% compared to the same period of 1995.

   Revenues from operations which generate electricity from methane gas were $188,000, an increase of $38,000 or 25% compared to the same period last year. The increase is primarily the result of a 12% increase in operating hours of the Company's four electric generating units. Approximately 18% of available machine hours were dedicated to repairs and scheduled overhaul for the nine month period in 1996 versus 28% for such tasks during the comparable period in 1995. The environmental services subsidiary reported $214,000 of operating revenues (prior to elimination of intercompany sales) compared to $380,000 for the same period last year. Approximately $143,000 or 67% of the environmental services subsidiary's revenues for the period, compared to $238,000 or 63% for the same period last year, were for services provided either to other members of the consolidated group or to third parties providing services to another member of the consolidated group, and were therefore eliminated in consolidation. The decline in sales to third parties during 1996 was primarily due to the completion of the construction phase of the subsidiary's work for a third party during the second half of 1995. The reduction in intercompany activity was due to the substantial completion in mid-1995 of the construction phase of the remediation work at a closed landfill owned by the Company. In August, 1995 the environmental services subsidiary entered into a joint marketing agreement with a national engineering firm with respect to projects involving the closure and remediation of municipal waste sites in the northeastern United States. Since entering into the agreement, the subsidiary and engineering firm have jointly evaluated and bid on a number of projects, but have not been awarded a contract. Anticipated revenues to the subsidiary resulting from the joint marketing agreement and through its individual efforts cannot presently be ascertained.

   Consolidated direct operating costs for the nine months ended September 30, 1996 were $204,000, a decrease of $23,000 or 10% when compared to the same period of 1995, due primarily to decreases in labor costs and in the expenses incurred for the maintenance of electric generating equipment.

   Consolidated selling, general and administrative expenses for the nine months ended September 30, 1996 decreased $214,000 or 10% to $1,876,000 from $2,090,000 for the same period last year. Decreases were reported in insurance, bad debt and travel expenses, real estate taxes, as well as professional fees relating to the Company's ongoing environmental and tax litigation. Professional fees and administrative costs are incurred in support of the Company's ongoing litigation, marketing and asset divestiture efforts (see Liquidity and Capital Resources - Liquidity). The Company cannot therefore be certain that such expenses will continue to decline appreciably in the near future.

   The Company's consolidated operating loss for the nine months ended Septpember 30, 1996 decreased to $1,821,000 from a loss of $2,025,000 in 1995.

   Consolidated investment income increased by $38,000 to $240,000 for the nine months ended September 30, 1996 from the comparable period last year.

   Consolidated interest expense decreased $7,000 to $29,000 for the nine months ended September 30, 1996 compared to the same period last year.

   Interest expense or credit reported as "Interest related to income taxes payable" represents the increase or decrease, respectively, in the amount of interest accrued on estimated income taxes payable as a result of the Company's tax litigation discussed below. The Company reported an interest credit of $75,000 for the nine months ended September 30, 1996 versus an expense of $222,000 for the comparable period of 1995. The credit is due to the reversal of approximately $240,000 of interest expense that was previously accrued on estimated income taxes payable to a state. The state sponsored a tax amnesty program pursuant to which all interest and penalties for back taxes was waived upon payment of the tax liability.

   The Company recognized $150,000 of gain from the sale of marketable securities during the nine months ended September 30, 1996 versus $269,000 of gain for the comparable period of 1995.

   The Company charged $21,000 and $279,000 against income for the nine months ended September 30, 1996 and 1995, respectively, to reflect a reduction in the carrying value of its investment in computer equipment. The charge reflects a decline in the current market value for IBM mainframe computer equipment.

   The remediation accrual reversal of $1,451,000 reported in 1995 relates to the reversal of the balance of amounts previously accrued for future expenditures related to a site in Carlstadt, New Jersey. In September 1995, the court approved a settlement of litigation regarding the allocation of the cost of remediation of the site on which the Company had operated a solvents recovery facility. The settlement agreement substantially relieves the Company from future obligations with respect to the site in exchange for a cash payment, proceeds of the settlement of certain insurance claims and an assignment of Carlstadt-related claims that had been filed against the Company's excess insurance carriers.

   Consolidated miscellaneous income for the nine months ended September 30, 1996 decreased $98,000 to $128,000 when compared to the same period of 1995. Miscellaneous income reported for 1996 includes $67,000 in management fees paid by a former subsidiary of the Company. The amount reported for 1995 includes $106,000 of deferred gain related to the sale of real property in 1992.

   The consolidated loss from continuing operations before income tax credits and extraordinary item was $1,276,000 for the nine months ended September 30, 1996, compared to a loss of $413,000 for the same period last year.

   Income tax credit for the nine months ended September 30, 1996 equalled $54,000, compared to a credit of $76,000 for the comparable period in 1995.

   Income (loss) from discontinued operations for the nine months ended September 30, 1995 relates to two of the Company's former subsidiaries, one of which manufactured commercial valves and hydraulic systems, and the other which marketed alkali products.

   On October 24, 1995, the Company executed a stock purchase agreement pursuant to which the Company's wholly-owned subsidiary, THV Acquisition Corp. ("THV") agreed to sell all of the issued and outstanding stock of Hunt Valve Company, Inc. ("Hunt") to ValveCo Inc. Certain directors and executive officers who are members of management of the Company and Hunt acquired a 15% equity stake in ValveCo Inc. The net assets of Hunt represented substantially all of the net assets of the Company; therefore, the sale was subject to approval by the Company's shareholders. Such approval was given at a special meeting of the Company's shareholders held on February 29, 1996 and the sale was completed on March 1, 1996. The amount reported as income from discontinued operations of $124,000 for the nine months ended September 30, 1995 is reported less a provision for income taxes of $104,000. The Company recognized a loss on the sale in its consolidated statement of operations for the nine months ended September 30, 1995. Upon consummation of the sale, a portion of Hunt's funded debt was extinguished resulting in a write-off of approximately $775,000 of unamortized debt issuance costs and debt discounts. Pursuant to Securities and Exchange Commission policy, $512,000 ($775,000 less income taxes of $263,000) was reported as an extraordinary loss in the period ended March 31, 1996 when such debt was deemed to have been extinguished.

   In September 1996, the Company, Hunt and ValveCo Inc. entered into a letter agreement to resolve certain issues related to the allocation of Hunt's 1995 income tax liability between the Company and Hunt, and certain provisions of the 1991 tax sharing agreement between the Company and Hunt which continues to bind both parties in order to rectify an unintended consequence of tax regulations concerning the allocation of such tax liability. The Company agreed to accept $360,000, equal to 87% of Hunt's 1995 income in the 360-day period of 1995 during which Hunt was a member of the Company's consolidated tax group. Hunt agreed to waive reimbursement for the Company's carryback of Hunt's post-deconsolidation net losses through February 29, 1996 to pre-deconsolidation periods, and to reimburse the Company for certain professional fees incurred by the Company with respect to these matters.

   On August 31, 1995, the Company sold to a competitor certain machinery, equipment, contract rights and rights to a subsidiary's name, and gave a non-compete covenant, thereby effectively selling the on-going operations of the subsidiary which markets alkali products. The Company intends to liquidate the remaining fixed assets of the subsidiary and has included the book value of the property, buildings and equipment not part of this transaction under the caption "Assets held for sale" on the accompanying balance sheet. The amount reported as income (loss) from discontinued operations of $35,000 for the nine months ended September 30, 1995 is reported less a provision for income taxes of $18,000. The Company recognized a gain from the sale in its consolidated statement of operations for the nine months ended September 30, 1995.

   Consolidated net loss for the nine months ended September 30, 1996 was $1,734,000 or $.61 per share, compared to net loss of $758,000, or $.27 per share, for the nine months ended September
30, 1995.

   The three months ended September 30, 1996 compared to the three months ended September 30, 1995

   Consolidated revenues by business segment for the three months ended September 30, 1996 and 1995 were as follows (in $000):

                                     1996           1995

     Electricity Generation          $ 68           $ 36
     Environmental Services            73             92
     Intercompany                     (55)           (48)
       Total                         $ 86           $ 80

   Consolidated revenues for the three months ended September 30, 1996 were $86,000, an increase of $6,000 or 8% compared to the same period of 1995.

   Revenues from operations which generate electricity from methane gas were $68,000, an increase of $32,000 or 88% compared to the same period last year. The increase is primarily the result of a 41% increase in operating hours of the Company's four electric generating units. Approximately 10% of available machine hours was dedicated to repairs and scheduled overhaul for the three month period in 1996 versus 37% for such tasks during the comparable period in 1995. The environmental services subsidiary reported $73,000 of operating revenues (prior to elimination of intercompany sales) compared to $92,000 for the same period last year. Approximately $55,000 or 75% of the environmental services subsidiary's revenues for the period, compared to $48,000 or 52% for the same period last year, were either to other members of the consolidated group or to third parties providing services to another member of the consolidated group, and were therefore eliminated in consolidation. The decline in sales to third parties during 1996 was primarily due to the completion of the construction phase of the subsidiary's work for a third party during the second half of 1995. The decline in intercompany activity was due to the substantial completion in mid-1995 of the construction phase of the remediation work at a closed landfill owned by the Company.

   Consolidated direct operating costs for the three months ended September 30, 1996 were $46,000, a decrease of $33,000 or 42% when compared to the same period of 1995, due primarily to a decrease in labor costs and expenses incurred during 1996 for the repair of certain electric generating equipment.

   Consolidated selling, general and administrative expenses for the three months ended September 30, 1996 decreased $266,000 or 33% to $537,000 from the same period last year. Decreases were reported in insurance, real estate tax and bad debt expenses, and professional fees relating to the Company's ongoing environmental and tax litigation.

   The Company's consolidated operating loss for the three months ended September 30, 1996 decreased to $497,000 from a loss of $802,000 in 1995.

   Consolidated investment income increased by $17,000 to $84,000 for the three months ended September 30, 1996 from the comparable period last year.

   Consolidated interest expense decreased $4,000 to $6,000 for the three months ended September 30, 1996 compared to the same period last year.

   Interest expense reported as "Interest related to income taxes payable" represents the increase in the amount of interest accrued on estimated income taxes payable as a result of the Company's tax litigation discussed below. The Company reported a interest expense of $52,000 for the three months ended September 30, 1996 versus an expense of $68,000 for the comparable period of 1995.

   The Company recognized $88,000 of gain from the sale of marketable securities during the three months ended September 30, 1996. No sales of marketable securities occurred during the comparable period in 1995.

   The Company charged $12,000 and $35,000 against income for the three months ended September 30, 1996 and 1995, respectively, to reflect a reduction in the carrying value of its investment in computer equipment. The charge reflects a decline in the current market value for IBM mainframe computer equipment.

   The remediation accrual reversal of $1,451,000 reported in September 1995 relates to the reversal of the balance of amounts previously accrued for future expenditures related to a site in Carlstadt, New Jersey. In September 1995, the court approved a settlement of litigation regarding the allocation of the cost of remediation of the site on which the Company had operated a solvents recovery facility. The settlement agreement substantially relieves the Company from future obligations with respect to the site in exchange for a cash payment, proceeds of the settlement of certain insurance claims and an assignment of Carlstadt-related claims that had been filed against the Company's excess insurance carriers.

   Consolidated miscellaneous income for the three months ended September 30, 1996 decreased $101,000 to $25,000 when compared to the same period of 1995. The amount reported for 1995 includes $106,000 of deferred gain related to the sale of real property in 1992.

   Consolidated loss from continuing operations before income tax credits and extraordinary items was $370,000 for the three months ended September 30, 1996, compared to income of $729,000 for the same period last year.

   Income tax expense for the three months ended September 30, 1996 equalled $6,000 versus a credit of $210,000 for the comparable period in 1995.

   Income (loss) from discontinued operations for the three months ended September 30, 1995 relates to the aforementioned former subsidiaries, one of which manufactured commercial valves and hydraulic systems, and the other which marketed alkali products.

   Consolidated net loss for the three months ended September 30, 1996 was $376,000 or $.13 per share, compared to net income of $394,000, or $.14 per share, for the three months ended September
30, 1995.

Liquidity and Capital Resources

Liquidity

   Net cash used in operating activities for the nine months ended September 30, 1996 increased to $1,974,000 from $935,000 when compared to the same period last year, due in part to the inclusion of $553,000 of receipts from the discontinued segments in 1995. Net cash provided by investing activities increased for the current period to $2,554,000 from $1,479,000, due in part to $4,005,000 in proceeds from the sale of a discontinued segment in 1996. The amount of cash used in financing activities increased to $381,000 from $185,000 for the same period last year. Funds held by the Company in the form of cash and cash equivalents decreased as of September 30, 1996 to $619,000 from $1,233,000 as of September 30, 1995. The sum of cash, cash equivalents and marketable securities as of September 30, 1996 increased $927,000 to $4,507,000 when compared to last year.

   Working capital was $2,571,000 and the ratio of current assets to current liabilities was 2.0 to 1 as of September 30, 1996, versus $4,503,000 and 2.5 to 1 as of December 31, 1995.

   The uncertainty of the outcome of the Company's ongoing tax and environmental litigation, discussed below and in the notes to the Company's consolidated financial statements contained herein and in the Company's filing on Form 10-KSB for the year ended December 31, 1995, and the impact of future events or changes in environmental laws or regulations, which cannot be predicted at this time, could result in material increases in remediation and closure costs, tax and other potential liabilities. The Company may ultimately incur costs and liabilities in excess of its available financial resources.

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

Taxes

   As discussed in greater detail below, the Company is currently litigating with the Internal Revenue Service in Tax Court over its tax liability for taxable years 1980-88. Certain issues from taxable years 1989-91 are also part of the Tax Court litigation because losses from those years were carried back to 1988. The Company estimates that, after taking into account partial settlements that have been reached through July 31, 1996 regarding certain of the adjustments asserted by the Service, and taking into account available net operating losses and tax credits, approximately $7.7 million of federal and $237,000 of state income taxes and $9.1 million of federal interest, calculated through September 30, 1996, would be owed if the Company were unsuccessful in its defense of the two remaining unsettled issues in the Tax Court litigation. (All tax liability estimates presented herein exclude penalties. The Service has conceded federal penalties on all issues in the Tax Court litigation.)

   In 1991, the Service asserted numerous adjustments to the tax liability of the Company and its subsidiaries for tax years 1980-88, along with interest and penalties thereon. In 1993, after the conclusion of administrative proceedings, the Service issued a deficiency notice to the Company asserting adjustments to income of $33.3 million and a corresponding deficiency in federal income taxes of approximately $13.5 million, as well as penalties of $2.5 million and interest on the asserted deficiency and penalties. In addition, the Service challenged the carryback of losses incurred by the Company in taxable years 1989-91, thereby bringing those years, which had been the subject of an ongoing audit, into the deficiency notice. The 1989-91 tax audit is discussed below. The Company filed a petition with the Tax Court contesting many of the proposed adjustments asserted in the deficiency notice. On June 5, 1995, August 14, 1995, March 7, 1996 and July 31, 1996,
respectively, the Company and the Service executed stipulations of partial settlement of issues in the Tax Court case. These partial settlements resolved all but two of the adjustments asserted in the deficiency notice.

   Taking into account the partial settlements to date, the Company has accepted approximately $5.9 million of the $33.3 million of total adjustments to income asserted by the Service for the 1980-88 period. Many of the adjustments accepted by the Company relate to issues on which the Service would likely have prevailed in Tax Court. The Service has conceded adjustments totalling $26.7 million of taxable income and $2.5 million of penalties, leaving only one issue, involving several taxable years, unresolved from the 1980-88 period. In addition, one issue, discussed below, remains outstanding with respect to the 1989-91 period. The Company cannot predict the outcome of further settlement negotiations or litigation with the Service over these remaining two issues.

   The Company has net operating loss and tax credit carryforwards that will partly offset the tax liability resulting from the settled adjustments to taxable income. Taking into account such carryforwards, the federal income tax and interest that will be due on account of the settlements reached to date totals approximately $1,510,000, with interest through September 30, 1996 ($116,000 of taxes and $1,394,000 of interest). The settlements also result in approximately $237,000 of state income tax (not including penalties and penalty interest that may be assessed), $110,000 of which was paid to one state during the second quarter of 1996. This state had a tax amnesty program in effect pursuant to which all interest and penalties for back taxes was waived upon payment of the tax liability. In conjunction with the $110,000 payment, the Company reversed approximately $240,000 of interest that was previously accrued on the $110,000 tax liability. Payment of the federal and remaining state tax liability resulting from both the settled issues and any issues litigated before the Tax Court will be due after the conclusion of the Tax Court case.

   Use of the Company's net operating loss and tax credit carryforwards to offset the settled adjustments will reduce the net operating loss and tax credit carryforwards that otherwise would have been available to partially offset the tax liabilities that will arise as the Company recognizes an estimated $9.7 million of net taxable income from its investment in computer equipment. For federal income tax purposes, the Company has had the benefit of tax deductions for depreciation of the equipment and for interest on the long-term non-recourse debt that the Company incurred to finance the acquisition of the computer equipment. In prior years, those deductions exceeded the rental income that the Company earned from leasing out the equipment. Those excess deductions offset the
Company's income from other sources.   Rental income from leasing
the computer equipment exceeded the related depreciation and interest deductions by approximately $5.8 million in 1995 and $3.0 million in 1994. This excess income was largely offset by deductions from other sources. Rental income will continue to exceed depreciation and interest deductions in 1996 and 1997. The Company anticipates approximately $6.2 million and $3.5 million of net taxable income for 1996 and the first seven months of 1997, respectively, on account of its computer equipment investment. The Company does not expect to have sufficient deductions from other sources in 1996 and 1997 to fully offset this taxable income after taking into account the net operating loss carryforwards and credits that will be utilized to offset the tax liabilities resulting from the settled adjustments.

   The Service has concluded an audit of the Company's federal income tax returns for 1989-91, and has questioned the deductions claimed by the Company in connection with its investment in the computer equipment discussed in the preceding paragraph. If the Service prevails in disallowing the computer equipment deductions, the Company's taxable income for 1989 through 1992 would be materially increased. However, in that case, its taxable income from the computer equipment for 1994 through 1997 would be reduced by a corresponding amount. Specifically, if the Company prevails on the one remaining unsettled issue from the 1980-1988 period but is unsuccessful in its defense of the computer equipment issue, the incremental federal income tax liability attributable to disallowance of the computer equipment deductions would be aproximately $5.9 million of tax and $3.3 million of interest, calculated through September 30, 1996. This would increase the Company's aggregate liability for federal taxes and interest attributable to both the settled issues and the computer lease to $6.0 million and $4.7 million, respectively, calculated through September 30, 1996. Disallowance of the computer equipment deductions would not result in any state tax liability.

   The incremental amount of federal taxes and interest that the Company would owe if the Company were unsuccessful in its defense of both the remaining unsettled issue from the 1980-88 period and the computer equipment issue is approximately $7.6 million of federal income taxes and $7.7 million of interest, calculated through September 30, 1996. (Such amounts are in addition to the tax of $116,000 and interest of $1,394,000, discussed above, that will be owed as a result of the partial settlements to date.) No state income tax or interest is anticipated on account of the unsettled 1980-88 issues.

Remediation and Closure Costs

   As of September 30, 1996, the Company has accrued $22.1 million for its estimated share of remediation and closure costs related to the Company's former landfill operations. Approximately $9.3 million is held in trust and maintained by trustees for the post-closure activities of one site located in Deptford, New
Jersey.

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

   In January 1996, a design for a remedial program involving the installation of a slurry cut-off wall around a one-acre parcel of land adjacent to the Kin-Buc Landfill was presented to the EPA for its review and approval. EPA approved the plan, and construction began in August 1996. The construction is expected to be substantially completed in December 1996. The cost of such installation has been estimated at $1.3 million and is being financed by the SCA Group. SCA may assert that this cost is subject to the cost sharing agreement and seek reimbursement of 75% of amounts expended from the Company.

   The EPA has notified the Company that it will conduct a limited investigation of an area in the vicinity of the Kin-Buc Landfill, known as Mound B, and that it may seek to recover its costs in connection therewith from the Company and the SCA Group. The cost of studies and remediation of this area is not included in the present estimates of the total cost of the remediation since such work is outside the scope of the Orders. An obligation to undertake significant remediation of areas outside the scope of the

Orders could materially increase the total estimated costs of remediation.

   The Company has currently accrued $10.7 million for future remediation costs at the Kin-Buc Landfill. The amount ultimately borne by the Company as well as the timing of such future payments, however, cannot be determined with certainty and are dependent upon the following: (i) determination of the total costs to remediate the landfill as required by the Orders or future orders and directives of the EPA, (ii) the allocation of the total remediation costs to each of the potentially responsible parties named to the Orders and joined in the Company's pending cost recovery action,
(iii) the success of the Company's pending arbitration for rescission or reformation of the cost sharing agreement with the SCA Group, and (iv) the success of the SCA Group's demand in arbitration for reimbursement of 75% of the costs it has expended in the remediation effort. Any or all of the preceding items could ultimately be resolved in a manner that could have a material adverse effect on the financial condition, results of operations or net cash flows of the Company.

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                   PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

   The Company is currently litigating with the Internal Revenue Service in Tax Court over its tax liability for taxable years 1980-88. Certain issues from taxable years 1989-91 are also part of the Tax Court litigation because losses from those years were carried back to 1988. The Company estimates that, after taking into account partial settlements that have been reached through July 31, 1996 regarding certain of the adjustments asserted by the Service, and taking into account available net operating losses and tax credits, approximately $7.7 million of federal and $237,000 of state income taxes and $9.1 million of federal interest, calculated through September 30, 1996, would be owed if the Company were unsuccessful in its defense of the two remaining unsettled issues in the Tax Court litigation. (All tax liability estimates exclude penalties. The Service has conceded federal penalties on all issues in the Tax Court litigation.)

   In 1991, the Service asserted numerous adjustments to the tax liability of the Company and its subsidiaries for tax years 1980-88, along with interest and penalties thereon. In 1993, after the conclusion of administrative proceedings, the Service issued a deficiency notice to the Company asserting adjustments to income of $33.3 million and a corresponding deficiency in federal income taxes of approximately $13.5 million, as well as penalties of $2.5 million and interest on the asserted deficiency and penalties. In addition, the Service challenged the carryback of losses incurred by the Company in taxable years 1989-91, thereby bringing those years, which had been the subject of an ongoing audit, into the deficiency notice. The Company filed a petition with the Tax Court contesting many of the proposed adjustments asserted in the deficiency notice. On June 5, 1995, August 14, 1995, March 7, 1996 and July 31, 1996, respectively, the Company and the Service executed stipulations of partial settlement of issues in the Tax Court case. These partial settlements resolved all but one of the adjustments asserted in the deficiency notice.

   Taking into account the partial settlements to date, the Company has accepted approximately $5.9 million of the $33.3 million of total adjustments to income asserted by the Service for the 1980-88 period. Many of the adjustments accepted by the Company relate to issues on which the Service would likely have prevailed in Tax Court. The Service has conceded adjustments totalling $26.7 million of taxable income and $2.5 million of penalties, leaving only one issue, involving several taxable years, unresolved from the 1980-88 period. In addition, one issue remains outstanding with respect to the 1989-91 period. The Company cannot predict the outcome of further settlement negotiations or litigation with the Service over these remaining two issues. (See Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Taxes, for further information about this matter.)

   During August 1993, the Company served a demand for arbitration
(the "Transtech Arbitration") on WMX Technologies, Inc., its indirect subsidiary, SCA Services, Inc. and certain SCA subsidiaries and affiliates (the "SCA Group") seeking, among other things, the rescission or reformation of a 1986 agreement among the Company, the SCA Group and others which established a formula for sharing the cost of the remediation of the Kin-Buc Landfill. In
March 1995, while proceedings on procedural issues in the Transtech Arbitration were ongoing, the SCA Group filed a demand for arbitration (the "SCA Arbitration") seeking reimbursement from the Company and others of 75% of remediation costs purportedly funded by the SCA Group to that time. While final discovery in the SCA Arbitration was being completed and immediately prior to the commencement of hearings in the SCA Arbitration and the scheduling of a hearing on procedural issues in the Transtech Arbitration, the Company and the SCA Group agreed to postpone proceedings in both arbitrations pending the outcome of settlement discussions. These discussions are ongoing, and no prediction as to the outcome thereof can be made at this time.

   In October 1989, the Company, together with owners and operators of industrial sites in the Hackensack, New Jersey meadowlands, including a site in Wood-Ridge, were sued in the United States District Court for the District of New Jersey for contribution towards the cost of remediation of those sites, adjacent lands and adjacent water courses, including Berry's creek. The plaintiffs in this suit, Morton International, Inc., Velsicol Chemical Corp. and other parties who have been ordered to remediate such industrial sites, adjacent lands and adjacent water courses, seek contribution from the Company towards the cost of remediating Berry's Creek, which, they allege, was contaminated, in part, by the Company's operations at a nearby solvents recovery facility at Carlstadt, New Jersey. Shortly after the institution of suit, the plaintiffs began negotiating with the governmental entities which ordered the remediation of the sites, adjacent land and adjacent water courses, as to the scope of remediation and, pending those negotiations, had stayed the suit. In August 1996, the plaintiffs reinstituted the suit by serving complaints against all defendants, including the Company. For procedural reasons, the plaintiffs were required to proceed against all defendants as to all sites, adjacent lands and adjacent water courses which were the subject of the 1989 complaint, but the stated purpose for reinstitution of suit is to resolve issues concerning the Wood-Ridge site, as to which the Company is not alleged to be liable. The Company has been informed that the plaintiffs are willing to sever claims against defendants whose alleged liability arises from sites other than Wood-Ridge.
If severance is obtained, the matter will proceed without the involvement of the Company, and the claims against the Company will again be stayed. Since the plaintiffs' negotiations concerning the scope of the remediation of Berry's Creek are still ongoing, and no discovery has taken place concerning allegations against the Company, it is not possible to estimate the Company's ultimate liability in this matter.


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



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  November 14, 1996     By:  /s/ Robert V. Silva
                                  Robert V. Silva, President
                                  and Chief Executive Officer


                                              and


Date:  November 14, 1996     By:  /s/ Andrew J. Mayer, Jr.
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary
















                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                          EXHIBIT INDEX

EXHIBIT                                                    PAGE
  NO.                                                       NO.

 11     Computation of Earnings (Loss) Per Common Share     37

 27     Financial Data Schedule                             N/A