Form 10QSB/A
period 1996-09-30
TRANSTECH INDUSTRIES INC
filed 1996-11-15
CIK 87799

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           ___________

                           FORM 10-QSB/A

[X]   AMENDMENT TO QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 RESTATING EXHIBIT 11
      WHICH WAS INCORRECTLY FILED
        For the quarterly period ended September 30, 1996
                              or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Transitional Small Business Disclosure Format
(Check One): Yes     No  X
                                               Page 1 of 2 pages