Form 10-K
period 1996-12-31
TRANSTECH INDUSTRIES INC
filed 1997-03-27
CIK 87799

SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                       FORM 10-KSB
(Mark one)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
   For the fiscal year ended December 31, 1996
                                  OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

   Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

   Issuer's revenues for its most recent fiscal year: $363,000

   At March 18, 1997 the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $55,000.

   At March 18, 1997 the issuer had outstanding 2,829,090 shares of Common Stock, $.50 par value. In addition, at such date, the registrant held 1,885,750 shares of Common Stock, $.50 par value, in treasury.

                 DOCUMENTS INCORPORATED BY REFERENCE:

   None.


                                                 Page 1 of 109 pages
                                                 Exhibit Index on page 37
               TRANSTECH INDUSTRIES, INC.
                    AND SUBSIDIARIES
                       FORM 10-KSB
          FOR THE YEAR ENDED DECEMBER 31, 1996


                        I N D E X

                                                      Page(s)

Part I,Item 1.  Description of Business                3 - 15

  "   Item 2.   Description of Properties             15 - 16

  "   Item 3.   Legal Proceedings                     16 - 25

  "   Item 4.   Submission of Matters to a Vote
                of Security Holders                        25

Part II,  Item 5.Market for Common Equity and
                Related Stockholder Matters                26

  "   Item 6.   Management's Discussion and
                Analysis or Plan of Operation              26

  "   Item 7.   Financial Statements                       26

  "   Item 8.   Changes in and Disagreements
                with Accountants on Accounting
                and Financial Disclosure                   26

Part III,Item 9.Directors, Executive Officers,
                Promoters and Control Persons;
                Compliance with Section 16(a)
                of the Exchange Act                   27 - 28

  "   Item 10.  Executive Compensation                28 - 30

  "   Item 11.  Security Ownership of Certain
                Beneficial Owners and Management      30 - 32

  "   Item 12.  Certain Relationships and Related
                Transactions                          32 - 34

Part IV,Item 13.Exhibits and Reports on Form 8-K           35

Signatures                                                 36

Exhibit Index                                         37 - 40

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

 During 1995 and 1996, the Company divested its interests in two subsidiaries. In 1995, the Company sold the subsidiary which marketed carbide lime and other high alkali products for use as neutralization agents in municipal and industrial wastewater treatment plants. In 1996, the Company completed the sale of the subsidiary which manufactured and sold specialty directional and flow control valves, fluid power components, hydraulic and pneumatic cylinders, and complete valve systems for commercial and military use (see "Discontinued Operations" below).

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

 At December 31, 1996, the Company employed 15 persons on a full-time basis.

Continuing Operations

 Electricity Generation. Revenues from operations which generate electricity through the use of methane gas represented 73% and 55% of consolidated revenues in the years ended December 31, 1996 and 1995, respectively. The facility consists of four diesel/generating units each capable of generating approximately 48,000 kwh/day at full capacity. Electricity generated is sold pursuant to a long term contract with a local utility. Production increased 33% during the year ended December 31, 1996 compared to the prior year. The operation experienced a series of unrelated equipment failures in 1995 which subjected two of the four electric generating units to significant down-time for repairs. All generating units were placed back into service during the fourth quarter of 1995.

 Environmental Services. The environmental services subsidiary supervises and performs landfill monitoring and closure procedures and manages methane gas operations. Approximately 65% of the environmental services subsidiary's gross revenues for 1996, compared to 61% for the prior year, were either from other members of the consolidated group or from third parties providing services to another member of the consolidated group, and were therefore eliminated in consolidation. The subsidiary contributed 27% and 45% to consolidated revenues in each of the years ended December 31, 1996 and 1995, respectively, after elimination of intercompany sales. Substantially all third party sales during 1996 and 1995 were to a single customer. The decline in sales (prior to the elimination of intercompany activity) was primarily due to the completion of the construction phase of its work for the third party during the second half of 1995 and the substantial completion of the construction phase of the remediation work at a closed landfill owned by the Company in mid-year 1995.

 The Company is continuing its efforts to expand the customer base of this subsidiary to entities outside the consolidated group. During the last three years, the subsidiary has provided, and continues to provide, quotes on construction and maintenance projects involving the closure and remediation of waste sites and contaminated properties. The subsidiary participates in a competitive market on the basis of price and experience. Some construction projects may have bonding requirements which are beyond the subsidiary's ability to secure. The subsidiary continues performing closure activities on sites previously operated by other subsidiaries of the Company. During August 1995 the subsidiary entered into a joint marketing agreement with a national engineering firm with respect to projects involving the closure and remediation of municipal waste sites in the northeastern United States. Since entering into the agreement, the subsidiary and engineering firm had jointly evaluated five projects and bid on two of those projects, but had not been awarded a contract. The agreement terminated during December 1996, however the Company continues to conduct business with the engineering firm.

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

 Pursuant to the Computer Purchase Agreement and the Master
Lease, the monthly base rental income under the Master Lease equals the Company's monthly payments to TSG. Commencing in July 1994, the Company began receiving additional rental income equal to 75% of rents actually paid by users of the Equipment through the expiration of the Master Lease. From 1989 to 1993, the Company's deductions for accelerated depreciation and interest expense exceeded rental income. However, beginning in 1994 and continuing through July 1997, the annual rental income exceeds such annual tax deductions, generating net taxable income.

 Beginning in 1991, the Company has reduced its estimate of the future rental and residual value of the computer equipment to reflect the decline in market values and lease rates of equipment of the type owned by the Company. The Company believes that the carrying value of its investment in this computer equipment at December 31, 1996 approximates its net realizable value; however, there can be assurance that future adjustments to its carrying value will not be required to give effect to further market declines in equipment values or lease rates for computer equipment of this type.

 Terms of the Computer Purchase Agreement granted the Company the right to require TSG to repurchase the Equipment if the lease's cumulative financial benefits to the Company through December 31, 1994 or 1995 were less than a specified amount, as measured by the rate of return on the Company's investment. This right was exercisable in the first two months of 1995 or 1996, and was forfeited for the remaining life of the Computer Purchase Agreement when it was not exercised. The purchase price of the Equipment which TSG would have been required to pay the Company if the Company had exercised the right would have equalled the amount necessary for the Company to achieve the specified rate of return. The rate of return through December 31, 1995 was greater than the specified rate, therefore the Company was unable to exercise this right.

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

 At December 31, 1996, the Company has accrued approximately
$22.1 million for its portion of the estimated closure and remediation costs of these landfills. Of such amount, approximately $9.3 million is held in trusts maintained by trustees for post-closure activities at Kinsley's landfill (see Part I, Item 3, Legal Proceedings).

 Kin-Buc. The Kin-Buc landfill, located in Edison, New Jersey, was operated by a wholly-owned subsidiary of the Company, Kin-Buc, Inc. ("KB"), through August 1975. From September 1975 until the landfill ceased operations in November 1977, the landfill was managed by Earthline Company ("Earthline"), a partnership formed by Wastequid, Inc. ("Wastequid"), then a wholly-owned subsidiary of the Company, and Chemical Waste Management of New Jersey, Inc. ("CWMNJ"), a wholly-owned subsidiary of SCA Services, Inc. ("SCA") and an affiliate of WMX Technologies, Inc. (formerly known as Waste Management, Inc.) ("WMX"). The Company and others have been remediating the Kin-Buc landfill and certain neighboring areas under orders (the "Orders") issued by the United States Environmental Protection Agency ("EPA") in September 1990 and November 1992 to 12 respondents: the Company, KB, Earthline, Wastequid, CWMNJ, SCA, Chemical Waste Management, Inc. (an affiliate of WMX), Filcrest Realty, Inc. (a wholly-owned subsidiary of the Company), Inmar Associates, Inc. (a company owned and controlled by Marvin H. Mahan, a former director, officer and principal shareholder of the Company), Marvin H. Mahan, Robert Meagher (a former director and officer of the Company and Inmar Associates, Inc.) and Anthony Gaess (a former director and officer of SCA). Contractors have completed the construction required by EPA, and the Company is awaiting EPA acceptance of the work performed. Maintenance of remedial systems installed at the site and operation of a fluid treatment plant that was constructed to treat fluids at the site are required for a 30-year period beginning in 1995. The total cost of the construction, operations and maintenance of remedial systems over this period plus the cost of past remedial activities is estimated to be in the range of $80 million to $100 million.

 In January 1996, a design for a remedial program involving the installation of a slurry cut-off wall around a one-acre parcel of land adjacent to the Kin-Buc Landfill was presented to the EPA for its review and approval. EPA approved the plan, and construction began in August 1996. The construction is substantially complete and the Company is awaiting EPA acceptance of the work performed. The cost of such installation has been estimated at $1.3 million and has been financed by SCA and its affiliates. SCA may assert that this cost is subject to the cost sharing agreement entered into in 1986 (described below) and seek reimbursement of 75% of amounts expended from the Company.

 The EPA has notified the Company that it will conduct a limited investigation of an area in the vicinity of the Kin-Buc Landfill, known as Mound B, and that it may seek to recover its costs in connection therewith from the Company and SCA. The cost of studies and remediation of this area is not included in the present estimates of the total cost of the remediation since such work is outside the scope of the Orders.

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

 The Company is also incurring costs in contesting the validity of a 1986 agreement among the Company, on the one hand, and SCA and certain of its affiliates, on the other hand (the "SCA Group"). That agreement allocated to the Company 75% of the costs incurred by the parties for the remediation of the Kin-Buc site. In 1993, the Company filed a demand for arbitration (the "Company Arbitration") seeking rescission or reformation of the agreement with the SCA Group. SCA moved to enjoin the Company Arbitration on the grounds that the Company's demand was barred by the statute of limitations. In March 1995, the SCA Group filed its own demand for arbitration (the "SCA Arbitration") seeking reimbursement from the Company of approximately $17 million, representing 75% of the remediation expenses purportedly funded by the SCA Group through that time. Certain issues raised by SCA's motion to enjoin the Company Arbitration were referred to a referee. In October 1995, the referee decided that in 1986 the Company knew or should have known facts giving rise to its legal right to challenge its agreement with SCA. In November 1995, SCA moved to confirm the referee's report and the Company moved to reject it. In January 1996, the Court ruled that the referee had not considered the appropriate issues and remanded the referral to the same referee for another hearing, which has not yet been scheduled. While final discovery in the SCA Arbitration was being completed and immediately prior to the commencement of hearings in the SCA Arbitration and the rescheduling of the referee's hearing in the Transtech Arbitration, the Company and the SCA Group agreed to postpone proceedings in both arbitrations pending the outcome of settlement discussions. These discussions are ongoing, and no prediction as to the outcome thereof can be made at this time. The recovery by SCA of a judgment against the Company in the SCA Arbitration would have a material adverse effect on the financial condition of the Company, depending upon the structuring of payments pursuant to the judgment and the ability of the Company to recover a portion of such costs from insurance carriers and other parties liable for remediation of the Kin-Buc site. Such judgment, however, cannot be enforced by SCA until and unless the motion to enjoin the Company Arbitration is resolved in SCA's favor.

 The Company believes that it has already contributed its fair share of remediation costs for the Kin-Buc site, having expended in excess of $12 million for direct remediation, carrying costs and ancillary activities related to the site (in historical dollars). The Company is advised, by consultants experienced in CERCLA cost allocation methods, that the Company's share of the cost of remediation of the site will be affected by a variety of factors that are presently being assessed. Such assessment is being developed as discovery of facts relevant thereto is made. It is expected that proceedings for discovery of relevant facts will continue in the 1990 Action for a period of at least six months.
On the basis of this assessment, the Company's share of remediation costs could range from $11 million to $37 million. Insurance proceeds and settlement payments may be available to pay a portion of the Company's share. The insurance companies from which the Company has sought recovery have contested the Company's claim. In addition, the Company may be liable for the payment of some or all of certain other potentially responsible parties' ("PRPs") shares of remediation costs pursuant to disposal agreements with such PRPs which provided for indemnification of those PRPs against certain liabilities. However, the enforceability of such indemnification provisions is being contested by the Company in the 1990 Action. Indemnification provisions in such agreements vary greatly in scope and import, and the Company has contested them on various grounds. It is not possible to predict at this point which, if any, of these provisions will be held inapplicable or unenforceable; accordingly, the impact upon the Company of the outcome of this issue is not determinable at this time. Because the Company's share of remediation costs may exceed the $12 million thus far expended by the Company (that is, may be between the $12 million already spent and the $37 million estimate set forth above) and may not be covered by insurance and settlement proceeds, and because of the Company's potential obligation to indemnify other PRPs, the Company may be required to contribute cash or other assets at the conclusion of the 1990 Action and the related derivative actions and countersuits.

 The Company has currently accrued $10.7 million for future remediation costs at the Kin-Buc site. The amount ultimately borne by the Company, as well as the timing of such future payments, however, cannot be determined with certainty and are dependent upon the following: (i) determination of the total costs to remediate the landfill as required by current or future orders and directives of the EPA, (ii) the allocation of the total remediation costs to each of the potentially responsible parties named to the Orders,
(iii) the success of the Company's pending arbitration for rescission or reformation of the cost sharing agreement with the SCA Group and (iv) the success of the SCA Group's demand in arbitration for reimbursement of 75% of the costs it has expended to date in the remediation effort. Any or all of the preceding items could ultimately be resolved in a manner that could have a material adverse effect on the financial condition, results of operations or net cash flows of the Company.

 Kinsley's. Kinsley's Landfill, Inc. ("Kinsley's"), a wholly-owned subsidiary of the Company, ceased accepting solid waste at its landfill in Deptford Township, New Jersey on February 6, 1987 and commenced closure of that facility at that time. At December 31, 1996, Kinsley's has accrued $11.3 million for remaining costs of closure and post-closure care of this facility, of which $9.3 million is being held in interest-bearing trust accounts. Such funds are presently anticipated to be adequate to finance post-closure care at the site through the year 2016 based on current costs and absent any unforeseen changes in the condition of the site.

 Mac. Mac Sanitary Land Fill, Inc. ("Mac"), a wholly-owned subsidiary of the Company, operated a landfill in Deptford Township, New Jersey that ceased operations in 1977. The costs of maintaining and monitoring at the facility are being funded by the Company and were $34,000 and $69,000 for the years ended December 31, 1996 and 1995, respectively. At December 31, 1996, Mac has accrued closing costs amounting to $142,000 for the costs of continuing post-closure care and monitoring at the facility. The Company increased its accrual for closure costs by $11,000 during 1996 and $131,000 during 1995 due to unanticipated engineering and testing costs incurred to respond to inquiries from environmental agencies. The accrual as of December 31, 1996 is based upon the present value of the estimated maintenance costs of the site's containment systems through the year 2007.

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

       In a related matter, in October 1989, the Company, together with owners and operators of industrial sites in the Hackensack, New Jersey meadowlands, including a site in Wood-Ridge, were sued in the United States District Court for the District of New Jersey for contribution towards the cost of remediation of those sites, adjacent lands and adjacent water courses, including Berry's Creek. The plaintiffs in this suit, Morton International, Inc., Velsicol Chemical Corp. and other parties who have been ordered to remediate such industrial sites, adjacent lands and adjacent water courses, seek contribution from the Company towards the cost of remediating Berry's Creek, which, they allege, was contaminated, in part, by the Company's operations at a nearby solvents recovery facility at Carlstadt, New Jersey. Since the plaintiffs' negotiations concerning the scope of the remediation of Berry's Creek are still ongoing, and no discovery has taken place concerning allegations against the Company, it is not possible to estimate the Company's ultimate liability in this matter.


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

       As part of the Company's plan to protect the market value of Old Hunt through the severance of HVHC from the Company's consolidated federal income tax group in 1995, thereby relieving HVHC and Old Hunt from joint and several liability for the Company's federal income taxes for 1996 and subsequent years, the Company and THV caused Old Hunt to merge with and into HVHC (the "Merger"), whose sole asset was the common stock of Old Hunt. The Merger became effective on December 26, 1995 (the "Merger Date"). On that date, HVHC changed its name to Hunt Valve Company, Inc. Accordingly, except as otherwise expressly provided herein, all references to Hunt herein with respect to matters or events preceding the Merger Date are references to Old Hunt, and all references to "Hunt" herein with respect to matters or events on or after the Merger Date are references to Hunt, as successor by merger to Old Hunt.

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

       The definitive stock purchase agreement provided for a purchase price of $2,208,000 for Hunt's common stock, representing $18.0 million in cash, reduced by the sum of (i) $12,721,000, representing the amount of Hunt's indebtedness for borrowed money as of the closing of the sale, which had been fixed by the parties at such amount solely for purposes of determination of the purchase price, (ii) $500,000, representing the negotiated amount required to redeem the minority equity position held by Hunt's senior secured note holders, (iii) $2,000,000, representing the amount required to be paid by Hunt to THV upon the redemption by Hunt of its issued and outstanding 7% preferred stock, without par value, all of which was owned by THV and (iv) $571,000, representing the amount to be paid by Hunt to THV in repayment of the senior subordinated note issued by Hunt to THV in the original principal amount of $500,000. The net cash proceeds of the sale (i.e., the sum of the purchase price plus (iii) and (iv) above, less transaction costs) were approximately $3,975,000. A portion of the net cash proceeds ($750,000) was placed in an interest bearing escrow account to secure the Company's indemnification obligations to the purchaser under the purchase agreement, including indemnification for any payments made by Hunt after the closing in respect of income taxes owed by the Company for the period that Hunt was a member of the Company's consolidated tax group. The escrow will terminate upon the earlier to occur of (i) the release of all funds from escrow in accordance with the terms thereof or
(ii) the later to occur of (x) the expiration of the applicable statute of limitations for the assessment of federal income taxes for all taxable years in which Hunt was a member of the Company's consolidated tax group and (y) the satisfaction by the Company of all assessments or other claims by the Internal Revenue Service for taxes of the consolidated tax group for such years.

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

       ValveCo Inc. ("ValveCo"), a Delaware corporation organized by Three Cities Research, Inc. ("TCR"), a Delaware corporation unaffiliated with the Company or any of its directors and officers, purchased 100% of the Hunt common stock owned by THV, representing 79.05% of the issued and outstanding Hunt common stock. Eighty-five percent of the common stock issued by ValveCo was purchased by TCR investors and 15% was purchased by certain directors and executive officers who are members of management of the Company and/or Hunt, namely, Robert V. Silva, David Huberfield, Andrew J. Mayer, Jr. and Gerald Bogner, for $150,000. Such directors and executive officers also obtained the right to acquire, for an aggregate cost of $2.3 million, an additional 12.5% of ValveCo's common stock pursuant to the exercise of performance and value-based options. In addition, the aforementioned directors and executive officers of the Company and Hunt were employed in various capacities by ValveCo and Hunt after the sale (see Part III, Item 12, Certain Relationships and Related Transactions).

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

       In September 1996, the Company, Hunt and ValveCo Inc. entered into a letter agreement which resolved certain issues related to the allocation of Hunt's 1995 income tax liability between the Company and Hunt, and certain issues related to provisions of the 1991 tax sharing agreement between the Company and Hunt which continues to bind both parties. The purpose of the letter agreement was to rectify an unintended consequence of tax regulations concerning the allocation of such tax liability. The Company agreed to include $360,000 (equal to 87% of Hunt's 1995 income) of income in its federal tax return in respect of the 360-day period of 1995 during which Hunt was a member of the Company's consolidated tax group. Hunt agreed to waive reimbursement for the Company's carryback of Hunt's post-consolidation net losses (incurred during the period from January 1 through February 29, 1996) to periods in which Hunt was a member of the consolidation group. Hunt also agreed to reimburse the Company for certain professional fees incurred by the Company with respect to these matters.

       Alkali Products. Cal-Lime, Inc. ("Cal-Lime") engaged in the marketing of high alkali products, primarily lime slurry, to customers needing acid neutralization agents, such as municipal and industrial wastewater treatment plants. Sales from this business constituted 7% of the Company's consolidated operating revenues in 1993, and 5% in 1994.

       On August 31, 1995, the Company sold certain machinery, equipment, contract rights and rights to the Cal-Lime name, and gave a non-compete covenant, thereby effectively selling the on-going operations of Cal-Lime which markets alkali products to a competitor. The Company received a cash payment of $600,000 in consideration for the assets sold, and additional payments of $4,785 which were contingent upon the availability of lime slurry from a specified source to the purchaser. The Company intends to liquidate the remaining fixed assets of the subsidiary and has included the book value of the property, buildings and equipment not part of this transaction under the caption "assets held for sale" on the accompanying balance sheet.

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

       3. Other subsidiaries and Transtech own approximately 218 acres in Deptford Township, Gloucester County, New Jersey, which are currently being held for sale. Certain of these parcels are subject to mortgages which total approximately $38,000 as of December 31, 1996. A subsidiary completed the sale of an 12 acre parcel in March 1997.

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

       7. The Company leases its principal executive offices in Piscataway, New Jersey pursuant to a lease which commenced in February 1992 and was to terminate February 28, 1997. The monthly rent equalled $4,000 from inception through August 1992, $4,277 through June 1994, and $4,277 from December 1994 through February 28, 1997. The area subject to lease was approximately 5,132 square feet. The Company amended the expiring lease effective March 1, 1997. The amended lease reduced the area to 2,572 square feet at a monthly rent of $2,893 and expires August 30, 2000.

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

       Taking into account the partial settlements that have been concluded to date, the Company has accepted approximately $5.9 million of the $33.3 million of total adjustments to income asserted by the Service for the 1980-88 period. Many of the adjustments accepted by the Company relate to issues on which the Service would likely have prevailed in Tax Court. The Service has conceded adjustments totalling $26.7 million of taxable income and $2.5 million of penalties, leaving only one issue, involving several taxable years, unresolved from the 1980-88 period. The Company cannot predict the outcome of further settlement negotiations or litigation with the Service over that remaining issue.

       The Service has concluded an audit of the Company's 1989-91 federal income tax returns which resulted in the Service challenging the deductions claimed by the Company in connection with its investment in computer equipment under lease (see Note 9 to the Company's Consolidated Financial Statements). The Service also asserted a number of smaller adjustments which have been settled. Discussions with the Service on the computer equipment issue are in progress. The Company cannot predict the outcome of further settlement negotiations or litigation with the Service over these remaining two issues.

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

       In March 1995, while the Court's referral on the Company's arbitration was pending, the SCA Group filed a demand for arbitration (the "SCA Arbitration") seeking reimbursement from the Company of 75% of remediation expenses purportedly funded by WMX through that time. The Company brought an action in the Supreme Court for the State of New York in March 1995 seeking to stay the SCA Arbitration pending a decision on WMX's and the SCA Group's motion to enjoin the Transtech Arbitration. In April 1995, the Court narrowed the issues to be arbitrated to the amount of funds expended on the remediation and the reasonableness of such expenditures and made any findings on such issues subject to resolution of the Company's arbitration as to the enforceability of the 1986 agreement. While final discovery in the SCA Arbitration was being completed and immediately prior to the commencement of hearings in the SCA Arbitration and the re-scheduling of the referee's hearing in the Transtech Arbitration, the Company and the SCA Group agreed to postpone proceedings in both arbitrations pending the outcome of settlement discussions. These discussions are ongoing, and no prediction as to the outcome thereof can be made at this time.

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

       As to the Clay Deposits

       In 1988, Kin-Buc purchased 150,000 cubic yards of clay for use in the closure of the Kin-Buc Landfill for $1.2 million from Inmar. Pursuant to the agreement for the purchase of the clay, Kin-Buc is entitled to a refund of the purchase price of clay it is unable to mine or can not use. In October 1996, the Company learned that Inmar had contracted to sell a substantial portion of its land, upon which a substantial amount of the clay is situated, to Edison Expansion, Inc. ("Expansion") In November 1996, Kin-Buc brought suit entitled Kin-Buc, Inc., v. Inmar Associates, Inc. and Edison Expansion, Inc. in Superior Court, Morris County, New Jersey ("Superior Court") against Inmar and Expansion for, among other things, a declaratory judgment that Kin-Buc's rights in the clay would survive a sale of the land to Expansion and, alternatively, a money judgment against Inmar. Kin-Buc also filed a lis pendens against the Inmar property. In December 1996, Expansion sought and obtained a discharge of the lis pendens and a closing of the sale to Expansion took place in January 1997. In accordance with an order of the Superior Court entered in another matter involving Inmar, the net proceeds of the sale was paid into the Superior
Court. Kin-Buc is seeking an order from the Superior Court that, subject to senior claims, such proceeds are to be paid to Kin-Buc if it obtains a money judgment against Inmar in its action. These proceeds are substantially less than Kin-Buc's claim against Inmar. Upon entry of an order concerning the disposition of the proceeds, Inmar and Expansion will be required to answer Kin-Buc's complaint. Kin-Buc may ultimately obtain a declaratory judgment, an award of money damages against Inmar, or both. There is no assurance that Kin-Buc will be able to mine and remove the clay on Expansion's property or Inmar's remaining property even if Kin-Buc obtains a declaratory judgment. In addition, there is no assurance that Kin-Buc will be permitted to draw against the proceeds in the Superior Court. Lastly, there is substantial uncertainty that Inmar will be financially capable of paying damages to Kin-Buc.

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

       In a related matter, in October 1989, the Company, together with owners and operators of industrial sites in the Hackensack, New Jersey meadowlands, including a site in Wood-Ridge, were sued in the United States District Court for the District of New Jersey for contribution towards the cost of remediation of those sites, adjacent lands and adjacent water courses, including Berry's creek. The plaintiffs in this suit, Morton International, Inc., Velsicol Chemical Corp. and other parties who have been ordered to remediate such industrial sites, adjacent lands and adjacent water courses, seek contribution from the Company towards the cost of remediating Berry's Creek, which, they allege, was contaminated, in part, by the Company's operations at a nearby solvents recovery facility at Carlstadt, New Jersey. Shortly after the institution of suit, the plaintiffs began negotiating with the governmental entities which ordered the remediation of the sites, adjacent land and adjacent water courses, as to the scope of remediation and, pending those negotiations, had stayed the suit. In August 1996, the plaintiffs reinstituted the suit but shortly therafter agreed to sever claims against the Company and proceed against other defendants. As a result, the claims against the Company have again been stayed. Since the plaintiffs' negotiations concerning the scope of the remediation of Berry's Creek are still ongoing, and no discovery has taken place concerning allegations against the Company, it is not possible to estimate the Company's ultimate liability in this matter.

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

       None during the quarter ended December 31, 1996.

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

Part II, Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

       None.
                                          PART III

Part III, Item 9.  Directors, Executive Officers, Promoters
                   and Control Persons; Compliance with Section
                   16(a) of the Securities Exchange Act.

Directors and Executive Officers of the Company

       Robert V. Silva (53) - President and Chief Executive Officer and a director of the Company from April 1991 and Chairman of the Board of Directors from November 1991. Mr. Silva served as a consultant to the Company from December 1990 until his appointment in April 1991 as an officer of the Company. Mr. Silva was employed from September 1987 to December 1990 as Executive Vice President of Kenmare Capital Corp. ("Kenmare"), an investment firm, and provided financial and management consulting services to companies acquired by Kenmare's affiliates. In connection with such financial and management services, Mr. Silva served as Vice President and a Director of Old American Holdings, Inc. and its subsidiary from 1988 to 1990, and Vice President and a Director of Compact Video Group, Inc. and its subsidiaries from 1988 to 1991 and of Manhattan Transfer/Edit, Inc. from 1989 to 1991. Mr. Silva also served as a Director of General Textiles from 1989 to 1991. From June 1985 to September 1987, Mr. Silva served as Vice President of, and provided management consulting services to, The Thompson Company, a private investment firm controlled by the Thompson family of Dallas, Texas. Mr. Silva served as Chairman and Chief Executive Officer of Hunt Valve Company, Inc., a former subsidiary of the Company, from March 1, 1996 to his resignation effective January 1, 1997. Mr. Silva also served as Vice President and a Director of ValveCo Inc., the entity which acquired Hunt, from OCtober 10, 1995 to his resignation effective January 1, 1997. From September 1996 to February 14, 1997, Mr. Silva served as a Director of Hunt's subsidiary, Hunt SECO Engineering, Ltd. and its subsidiaries. Mr. Silva remains a Director of Hunt. Mr. Silva is also the principal of Robert V. Silva and Company, Inc., an investment firm. Mr. Silva's wife is the sister-in-law of Gary Mahan, the son of Marvin
H. Mahan and Ingrid T. Mahan.

       Arthur C. Holdsworth, III (49) - A director of the Company since 1988. Since August 1991, Mr. Holdsworth has been Vice President of Sales at Millington Quarry, Inc. Prior to that and from 1977, Mr. Holdsworth was General Manager of Dallenbach Sand Co., Inc. Millington Quarry, Inc., is owned by members of the Mahan family. Dallenbach Sand was previously owned by members of the Mahan family.

       Andrew J. Mayer, Jr. (41) - Vice President-Finance and Chief Financial Officer of the Company from November 1991 and a director of the Company from December 1991 and, from April 1992, Secretary of the Company. From 1988 to November 1991, Mr. Mayer served as Vice President, Secretary and Treasurer of Kenmare. From 1984 to 1988, Mr. Mayer served as Financial Analyst and Controller of Kenmare. In connection with management and financial services provided by Kenmare, Mr. Mayer served in a variety of capacities for the following companies: Old American Holdings, Inc. and its subsidiary from 1988 to 1991; The Shannon Group, Inc. and its subsidiaries from 1988 to 1990; Detroit Tool Group, Inc. and its subsidiaries from 1989 to 1990; Compact Video Group, Inc. from 1988 to 1991; Manhattan Transfer/Edit, Inc. from 1989 to 1991; and General Textiles from 1989 to 1990. Mr. Mayer served as Executive Vice President of Hunt Valve Company, Inc., a former subsidiary of the Company from March 1, 1996, the date the Company sold Hunt, to his resignation effective January 1, 1997. Mr. Mayer also served as Vice President - Chief Financial Officer of ValveCo Inc. from April 3, 1996 through his resignation effective January 1, 1997. From September 1996 to February 14, 1997, Mr. Mayer served as a Director of Hunt's subsidiary, Hunt SECO Engineering, Ltd. and its subsidiaries.

Compliance with Section 16(a) of Securities
Exchange Act of 1934

       Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Base solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the Company's fiscal year ending December 31, 1996 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

Part III, Item 10.  Executive Compensation.

                                 Summary Compensation Table

       The following table summarizes the compensation paid to or earned by the President and Chief Executive Officer (the "Chief Executive Officer") and the Vice President-Finance, Chief Financial Officer and Secretary (the "Named Executive Officer") in the years ending December 31, 1996, 1995 and 1994 ("Fiscal 1996", "Fiscal 1995" and "Fiscal 1994", respectively) for services rendered by them to the Company in all capacities during such years. Both the Chief Executive Officer and the Named Executive Officer were the only executive officers of the Company whose total annual salary and bonus exceeds $100,000 and were serving as executive officers of the Company at December 31, 1996.

                                     Annual Compensation

                                                     Other
  Name and                                          Annual
  Principal            Fiscal                       Compen-
  Position             Year  Salary      Bonus      sation (a)

 Robert V. Silva     1996  $176,804(b) $0           $90
 President and Chief 1995  $278,688(c) $25,000(c)   $1,964
 Executive Officer   1994  $264,000(d) $48,000(d)   $2,668

 Andrew J. Mayer, Jr.1996  $136,000    $0           $1,360
 Vice President-     1995  $136,000    $0           $1,435
 Finance, Chief      1994  $126,000    $7,500       $1,270
 Financial Officer
 and Secretary

                              Long Term Compensation
                              Awards           Payouts

                                         Options/    Long-Term    All
  Name and                   Restricted  Stock App-  Incentive    Other
  Principal       Fiscal     Stock       reciation   Plan         Compen-
  Position         Year      Awards      Rights      Payouts      sation

 Robert V. Silva     1996          0          0          0            0
 President and Chief 1995          0          0          0            0
 Executive Officer   1994          0          0          0            0

 Andrew J. Mayer, Jr.1996          0          0          0            0
 Vice President-     1995          0          0          $10,000(e)   0
 Finance, Chief      1994      5,000          0          $10,000(e)   0
 Financial Officer
 and Secretary

       (a) In each case, the amount shown as other annual compensation is the Company's matching contributions to its 401(k) Plan on behalf of the Chief Executive Officer and the Named Executive Officer during each of Fiscal 1996, Fiscal 1995 and Fiscal 1994. In each of Fiscal 1996, Fiscal 1995 and Fiscal 1994, the Company's 401(k) Plan provided for a match equal to 50% of a participant's contribution to the plan in that year, subject to a maximum of (i) 2% of compensation in that year or (ii) applicable Internal Revenue Service limits.

       (b) Mr. Silva's Fiscal 1996 annual compensation of $176,804 was allocated $160,000 to the Company and $16,804 to Hunt for the period of 1996 Hunt was a subsidiary of the Company. Mr. Silva served as Chairman of the Board of Directors and Chief Executive Officer of Hunt.

       (c) Mr. Silva's Fiscal 1995 aggregate annual compensation of $278,688 was allocated $160,000 to the Company and $118,688 to Hunt. The bonus of $25,000 was paid by Hunt.

       (d) Mr. Silva's Fiscal 1994 aggregate annual compensation of $264,000 was allocated $160,000 to Transtech and $104,000 to Hunt. The bonuses totalling $48,000 were paid by Hunt.

       (e) Represents Fiscal 1995 and Fiscal 1994 director fees paid by Hunt.

                                     Stock Option Plans

       The following table sets forth, with respect to grants of stock options and stock appreciation rights ("SARs") to the Chief Executive Officer and the Named Executive Officer during Fiscal 1996: (a) the number of options granted; (b) the percent the grant represents of total options granted to employees during Fiscal 1996; (c) the per-share exercise price of the options granted; and
(d) the expiration date of the options.

                              OPTION/SAR GRANTS IN FISCAL 1996

                                   % Of Total
                                   Options/SARs*
                    Options/       Granted to      Exercise
                    SARs*          Employees in    or Base        Expiration
 Name               Granted (#)    Fiscal Year     Price ($/sh)   Date

 Robert V. Silva       0              N/A            N/A            N/A

 Andrew J. Mayer, Jr.  0              N/A            N/A            N/A

*No SARs have been issued by the Company.

       The following table sets forth: (a) the number of shares received and the aggregate dollar value realized in connection with each exercise of outstanding stock options during Fiscal 1996 by the Chief Executive Officer and the Named Executive Officer; (b) the total number of all outstanding, unexercised options (separately identifying exercisable and unexercisable options) held by such executive officers as of the end of Fiscal 1996; and (c) the aggregate dollar value of all such unexercised options that are in-the-money (i.e., options as to which the fair market value of the underlying common stock of the Company that is subject to the option exceeds the exercise price of the option), as of the end of Fiscal 1996.

                       AGGREGATED OPTION/SAR EXERCISES IN FISCAL 1996
                            AND FISCAL YEAR-END OPTION/SAR VALUES

                                       Number of          Value of Unexercised
                                       Unexercised        In-the-Money
            Shares                     Options/SARs* at   Options/SARs* at
            Acquired  on               Fiscal Year-End(#) Fiscal Year-End($)
            Acquired      Value        Exercisable/       Exercisable/
 Name       Exercise (#)  Realized ($) Unexercisable      Unexercisable
 Robert V.
  Silva        0            N/A            50,000/0        0/0
 Andrew J.
  Mayer, Jr.   0            N/A            5,000/0         0/0

* No SARs have been issued by the Company.

Compensation of Directors

       Directors of the Company who are not also employees are paid annual directors' fees of $1,875 per calendar quarter, plus $500 for attending each meeting of the board. In Fiscal 1996, Arthur C. Holdsworth, III earned fees of $9,000.

Part III, Item 11.  Security Ownership of Certain Beneficial Owners
                    and Management.

       As of the close of business on March 18, 1997, the Company has issued and outstanding 2,829,090 shares of Common Stock, which figure excludes 1,885,750 shares owned by the Company which are not outstanding and are not eligible to vote.

       Set forth below is a table showing, as of March 18, 1997, the number of shares of Common Stock owned beneficially by:

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


 Name and Address of
 Beneficial Owner and          Number of Shares      Percentage
 Identity of Group             Beneficially Owned    of Class

 Herzog, Heine & Geduld        368,453 (a)           13.0%
 525 Washington Blvd.
 Jersey City, NJ 07310

 Roger T. Mahan                325,435 (b),(e)       11.5%
 47 McGregor Avenue
 Mt. Arlington, NJ 07856

 Nancy M. Ernst                321,775 (b),(c),(e)   11.3%
 2229 Washington Valley Rd.
 Martinsville, NJ 08836

 Gary A. Mahan                 310,601 (b),(d),(e)   11.0%
 53 Cross Road
 Basking Ridge, NJ 07920

 Robert V. Silva                50,000 (f)            1.8%
 200 Centennial Avenue
 Piscataway, NJ 08854


 Arthur C. Holdsworth, III           0                 --
 200 Centennial Avenue
 Piscataway, NJ 08854

 Andrew J. Mayer, Jr.            5,000 (g)             .2%
 200 Centennial Avenue
 Piscataway, NJ 08854


 All executive officers         55,000 (h)            2.0%
 and directors as a group
 (3 in group)



(a)  Includes 41,200 shares owned by customers of this firm.

(b) Roger T. Mahan, Nancy M. Ernst and Gary A. Mahan are the children of Marvin H. Mahan, a former officer, director and principal shareholder of the Company, and his wife, Ingrid T.
Mahan. Marvin H. and Ingrid T. Mahan disclaim beneficial ownership of the shares owned by their children.

(c)  Includes 8,600 shares owned by Nancy M. Ernst's husband,
Kenneth A. Ernst, and 18,200 shares owned by their minor children. Mr. Ernst was a director of the Company from June 1987 through April 29, 1994.

       (d) Includes 8,600 shares owned by Gary A. Mahan's wife,
Elizabeth Mahan, and 8,600 shares owned by their minor child.

       (e) Members of the Mahan family, consisting of Roger T. Mahan, Nancy M. Ernst and Gary A. Mahan, their spouses and children and their parents, Marvin H. Mahan and Ingrid T. Mahan, own 967,911 shares of Common Stock, which represent approximately 34% of the shares outstanding. In addition, Ingrid T. Mahan is executrix of the estate of Arthur Tang, which owns an additional 32,750 shares of such common stock.

       (f) Represents incentive options to purchase 50,000 shares at $.75 per share, all of which are presently exercisable.

       (g) Represents incentive options to purchase 5,000 shares at $0.438 per share, all of which are presently exercisable.

       (h) Consists of incentive options to purchase 55,000 shares held by two officers of the Company, all of which are presently exercisable.

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

       In 1988, Kin-Buc paid $1,200,000 to Inmar for clay to be used for the closure of the Kin-Buc Landfill. Under its agreement with Inmar, the Company has a right to a refund of the purchase price of the clay if it is unable to extract or use the clay. However, there is substantial uncertainty that the Company will be able to obtain a refund of the purchase price (see Part I, Item 3. Legal Proceedings - "As to the Clay Deposits").

       Since Mr. Mahan's retirement from the Company, it has provided Mr. Mahan the use of an automobile and contributed to the expenses of maintaining an office for his use including secretarial services. Such expenses totalled approximately $14,000 and $21,000 in 1996 and 1995, respectively.

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

       On August 28, 1992, the Company made an advance of $10,000 to Robert V. Silva, President and Chairman of the Board of the
Company.  The advance was evidenced by an interest bearing note.
The note and accrued interest thereon was repaid in full during 1996. On April 22, 1994 the Company made a loan of $75,000 to Mr. Silva evidenced by a note which bears interest at a floating prime rate plus 1% and is due and payable in as determined by the Board of Directors. A total of $95,000 was outstanding with respect to the loan, including interest, as of December 31, 1996. The Company believes that the terms of the loan to Mr. Silva are no less favorable to the Company than could be obtained with non-affiliated parties.

       On March 1, 1996, ValveCo Inc. ("ValveCo"), a Delaware corporation organized by Three Cities Research, Inc. ("TCR"), a Delaware corporation unaffiliated with the Company or any of its directors and officers, purchased 100% of the Hunt Valve Company, Inc. common stock owned by THV Acquisition Corp, a wholly- owned subsidiary of the Company, representing 79.05% of the issued and outstanding Hunt common stock. Fifteen percent of the common stock issued by ValveCo was purchased by certain directors and executive officers who are members of management of the Company and/or Hunt, namely, Robert V. Silva (7.5%), David Huberfield (4%), Andrew J. Mayer, Jr. (2%) and Gerald Bogner (1.5%) for $150,000. Such directors and executive officers also obtained the right to acquire, for an aggregate cost of $2.3 million, an additional 12.5% of ValveCo's common stock pursuant to the exercise of performance and value-based options. In addition, the aforementioned directors and executive officers of the Company and Hunt were employed in various capacities by ValveCo and Hunt after the sale (see Part I, Item 1, Description of Business, Discontinued Operations). Mr. Silva resigned from his employment with ValveCo and Hunt effective January 1, 1997, but remains a director of Hunt. Mr. Mayer also resigned from his employment with ValveCo and Hunt effective January 1, 1997.

                                           PART IV

Part IV, Item 13.  Exhibits and Reports on Form 8-K.

       Exhibits

       The exhibits to this report are listed in the Exhibit Index on pages 37 to 40.

       Reports on Form 8-K

       None were filed during the quarter ended December 31, 1996.

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


Dated: March 27, 1997


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


/s/ Robert V. Silva                    March 27, 1997
Robert V. Silva, President and
Chief Executive Officer
and Director


/s/ Andrew J. Mayer, Jr.               March 27, 1997
Andrew J. Mayer, Jr.
Vice President-Finance, Chief
Financial Officer, Secretary and
Director


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

10 (aw)       Stock Purchase Agreement dated as of October
              24, 1995 between ValveCo Inc. and THV
              Acquisition Corp. (without schedules):  See
              "G" below

10 (ax) Amended and Restated Stock Purchase Agreement dated as of January 15, 1996 among THV Acquisition Corp., ValveCo Inc., Transtech Industries, Inc., Hunt Valve Company, Inc. and Terold N.V., with exhibits, and letter agreement dated February 5, 1990 among THV Acquisition Corp., ValveCo Inc. and Transtech Industries, Inc.: See "H" below

10 (ay) Escrow Agreement dated March 1, 1996 by and among THV Acquisition Corp., ValveCo Inc. and
              United States Trust Company of New York, as escrow agent: See "I" below

11            Statement regarding computation of net loss
              per share                                             41 - 42

13            Annual Report to Stockholders                         43 - 108

22            Subsidiaries of the Registrant                             109

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

       "E"    Incorporated herein by reference to the
              Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994

       "F"    Incorporated herein by reference to the
              Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995

       "G"    Incorporated herein by reference to the
              Company's Current Report on Form 8-K dated
              October 24, 1995

       "H"    Incorporated herein by reference to the
              Company's Current Report on Form 8-K dated
              March 1, 1996

       "I"    Incorporated herein by reference to the
              Company's Annual Report on Form 10-KSB
              for the fiscal year ended December 31, 1995