Form 10QSB
period 1997-03-31
TRANSTECH INDUSTRIES INC
filed 1997-05-15
CIK 87799

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           ___________

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1997

                              or

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,829,090 shares of common stock, $.50 par value, outstanding as of March 31, 1997. In addition, at such date, the issuer held
1,885,750 shares of common stock, $.50 par value, in treasury.

Transitional Small Business Disclosure Format
(Check One): Yes     No  X
                                               Page 1 of 28 pages
                                         Exhibit index on page 27

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                            I N D E X

                                                          Page(s)
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

      Consolidated Balance Sheets as of March 31,
        1997 and December 31, 1996                          3 - 4

      Consolidated Statements of Operations for the
        Three Months Ended March 31, 1997 and 1996          5 - 6

      Consolidated Statements of Cash Flows for the
        Three Months Ended March 31, 1997 and 1996          7 - 8

      Notes to Consolidated Financial Statements           9 - 13

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations           14 - 23

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                      24

Item 6. Exhibits and Reports on Form 8-K                       25


SIGNATURES                                                     26

EXHIBIT INDEX                                                  27

EXHIBITS                                                       28

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)

                             ASSETS

                                       March 31,     December 31,
                                         1997            1996
                                      (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents            $   647         $   260
  Marketable securities                  3,358           3,783
  Accounts and notes receivable
    (net of allowance for doubtful
    accounts of $16)                       295             318
  Deferred income taxes                     33              44
  Prepaid expenses and other               341             439

      Total current assets               4,674           4,844

PROPERTY, PLANT AND EQUIPMENT
  Land                                     799             799
  Buildings and improvements               339             339
  Machinery and equipment                3,024           2,992
                                         4,162           4,130
  Less accumulated depreciation          3,204           3,190

  Net property, plant and equipment        958             940

OTHER ASSETS
  Notes receivable                         281             284
  Investment in leveraged lease             25              41
  Assets held for sale                   1,576           1,724
  Clay deposits                            577             577
  Escrowed funds from sale of
    subsidiary                             790             777
  Deferred income taxes                    332             320
  Other                                     60              60

       Total other assets                3,641           3,783

TOTAL ASSETS                           $ 9,273         $ 9,567



         See Notes to Consolidated Financial Statements


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

               CONSOLIDATED BALANCE SHEETS, Cont'd
                           (In $000's)

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                       March 31,    December 31,
                                         1997            1996
                                      (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt    $    18         $    18
  Accounts payable                         365             215
  Accrued income taxes                   2,078           2,048
  Accrued miscellaneous expenses           160             164

        Total current liabilities        2,621           2,445

OTHER LIABILITIES
  Long-term debt                            43              48
  Accrued remediation and closure
    costs                               12,815          12,817

        Total other liabilities         12,858          12,865

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.50 par value,
    10,000,000 shares authorized:
    4,714,840 shares issued              2,357           2,357
  Additional paid-in capital             1,516           1,516
  Retained earnings                        924           1,385
  Net unrealized gains on marketable
    securities                              11              13
        Subtotal                         4,808           5,271
  Treasury stock, at cost -
    1,885,750 shares                   (11,014)        (11,014)

        Total stockholders' equity
          (deficit)                     (6,206)         (5,743)

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)       $ 9,273         $ 9,567






         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)

                                      For the Three Months Ended
                                              March 31,
                                         1997           1996

REVENUES                                $  108         $   83

COST OF OPERATIONS
  Direct operating costs                   124             83
  Selling, general and
    administrative expenses                496            670
    Total cost of operations               620            753

INCOME (LOSS) FROM OPERATIONS             (512)        (  670)

OTHER INCOME (EXPENSE)
  Investment income (loss)                  76             61
  Interest expense                          (2)           (22)
  Interest related to income taxes
    payable                                (44)           (52)
  Miscellaneous income (expense)            21             82
    Total other income (expense)            51             69

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES
  (CREDIT) AND EXTRAORDINARY ITEM         (461)          (601)

  Income taxes (credit)                     -             (58)

NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                      (461)          (543)

EXTRAORDINARY CHARGE ON ELIMINATION
  OF DEBT, NET OF TAXES (NOTE 3)            -            (512)

NET INCOME (LOSS)                      $  (461)       $(1,055)







         See Notes to Consolidated Financial Statements


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF OPERATIONS, Cont'd
               (In $000's, except per share data)
                           (Unaudited)

                                      For the Three Months Ended
                                               March 31,
                                         1997           1996



INCOME (LOSS) PER COMMON SHARE:

INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM                                   $(.16)         $(.19)

EXTRAORDINARY CHARGE                        -            (.18)

NET INCOME (LOSS)                        $(.16)         $(.37)

NUMBER OF SHARES USED IN
  CALCULATION                        2,829,090      2,829,090
























         See Notes to Consolidated Financial Statements

                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

                PART I - FINANCIAL INFORMATION, Cont'd

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In $000's)
                              (Unaudited)
                                         For the Three Months Ended

                                                  March 31,
                                            1997           1996

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers           $  121         $   94
    Cash paid to suppliers and employees     (358)          (883)
    Interest and dividends received            68             26
    Interest paid                              (2)           (22)
    Other income received                      18             18
    Income taxes paid                         (14)           (44)
    Cash received from discontinued
      operations                               -              67
      Net cash provided by (used in)
        operating activities                 (167)          (744)

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale and maturity
      of marketable securities                918            696
    Purchase of marketable securities        (501)        (3,162)
    Purchase of property, plant and
      equipment                               (32)           (37)
    Proceeds from sale of property,
      plant and equipment                     149             16
    Collections of notes receivable            12            102
    Rent sharing payments from
      computer leases                          15              9
    Cash proceeds from sale of
      discontinued segments                    -           4,005
      Net cash provided by (used in)
        investing activities                  561          1,629

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt       (5)           (29)
    Payment of remediation and closure
      costs                                    (2)           (25)
      Net cash provided by (used in)
        financing activities                   (7)           (54)

  NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                               387            831
  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE YEAR                               260            420
  CASH AND CASH EQUIVALENTS AT END
    OF THE QUARTER                         $  647         $1,251


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                           (In $000's)
                           (Unaudited)

                                         For the Three Months Ended
                                                  March 31,
                                            1997           1996
RECONCILIATION OF NET INCOME (LOSS)
 TO NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:

  NET INCOME (LOSS)                       $  (461)      $(1,055)

  ADJUSTMENTS TO RECONCILE NET INCOME
   (LOSS) TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES:
    Extraordinary charge on elimination
      of debt                                  -            512
    Depreciation and amortization              14            15
    (Gain) loss on sale of property,
      plant and equipment                      -              6
    Increase (decrease) in deferred
      income taxes                             -           (212)
    (Increase) decrease in assets:
      Accounts and notes receivable,
        trade-net                              20           (22)
      Prepaid expenses and other               98            (9)
      Escrowed funds from sale of subsidiary  (13)           -
    Increase (decrease) in liabilities:
      Accounts payable and accrued
        expenses                              145          (141)
      Accrued taxes                            30           162

 NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                   $  (167)      $  (744)













        See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1997
                           (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

   The accompanying financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of this Form 10-QSB may wish to refer to the Company's Form 10-KSB for the year ended December 31, 1996 for further information.

    The financial information has been prepared in accordance with the Company's customary accounting practices except for certain reclassifications to the 1996 financial statements in order to conform to the presentation followed in preparing the 1997 financial statements. Quarterly financial information has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature except as disclosed herein.

NOTE 2 - MARKETABLE SECURITIES

   The Company has adopted Financial Accounting Standards Board Statement No. 115 ("Accounting for Certain Investments in Debt and Equity Securities"). In accordance with the statement, the Company classifies all debt securities purchased with remaining maturities of less than one year as securities held-to-maturity which are carried at amortized cost. At March 31, 1997 held-to-maturity securities consisted of $3,249,000 of U.S. Government Securities with maturities through December 1997. All other debt and equity securities are classified as securities available-for-sale which are carried at fair value as determined by quoted market prices. The aggregate excess of fair value over cost of such securities as of March 31, 1997, of $17,000, less deferred income taxes of $6,000, is included as a separate component of stockholders' equity.

NOTE 3 - DISCONTINUED OPERATIONS

   On March 1, 1996, the Company's wholly-owned subsidiary, THV Acquisition Corp. ("THV"), sold all of the issued and outstanding stock of Hunt Valve Company, Inc. ("Hunt") to ValveCo Inc. The Company reported a loss on the sale in its results for the year ended December 31, 1995.

   A portion of the net cash proceeds of the sale ($750,000) was placed in escrow to secure the Company's indemnification obligations to the purchaser under the purchase agreement. The escrow will terminate upon the earlier to occur of (i) the release of all funds from escrow in accordance with the terms thereof or
(ii) the later to occur of (x) the expiration of the applicable statute of limitations for the assessment of federal income taxes for all taxable years with respect to which Hunt was a member of the Company's consolidated tax group and (y) the satisfaction by the Company of all assessments or other claims by the Internal Revenue Service for taxes of the consolidated tax group during such years. The portion of the net asset value equal to the escrowed funds has been classified as long-term in the accompanying consolidated balance sheets.

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

   In connection with the sale, four individuals affiliated with the Company, namely the Company's President and Chairman of the Board of Directors, the Company's Vice President and Chief Financial Officer, who is also a member of the board, a director of Hunt, and Hunt's President and Chief Operating Officer, collectively acquired 15% of the equity of ValveCo Inc. for $150,000. These four individuals also obtained options to acquire up to an additional 12.5% of the common stock of ValveCo Inc. pursuant to the exercise of performance and value-based options at an aggregate cost to such individuals of $2.3 million. In addition, the aforementioned directors and executive officers of the Company and/or Hunt were employed in various capacities by ValveCo Inc. and Hunt after the sale. The Company's President and Chairman of the Board of Directors resigned from his employment with ValveCo Inc. and Hunt effective January 1, 1997, but remains a director of Hunt. The Company's Vice President and Chief Financial Officer also resigned from his employment with ValveCo Inc. and Hunt effective January 1, 1997.

NOTE 4 - ASSETS HELD FOR SALE

   Assets held for sale consist of approximately 203 acres of real estate, including real property and certain equipment remaining from the Company's former alkali products segment, which are carried at a cost of $1,576,000 as of March 31, 1997. The real estate is currently listed for sale with real estate brokers and the Company is actively pursuing the disposition of such properties. However, based upon market conditions for real estate of this type the Company is unable to determine when such sales will ultimately be consummated. During the fourth quarter of 1996, the Company charged $671,000 to operations to reduce the carrying value of this real estate to amounts which approximate current net realizable values. Estimates of net realizable values were based upon current indications of value received from professional real estate brokers and certain offers received from potential purchasers of such property.

   During March 1997 the Company sold approximately 12 acres of property classified as assets held for sale for gross proceeds totalling $157,000. No gain or loss has been reported related to the sale since the proceeds approximated the carrying value of the property.

   In May 1997 the Company agreed to sell approximately 95 acres of property classified as assets held for sale with a book value of approximately $773,000 for gross proceeds of approximately $674,000 plus, if available, reimbursement of real estate tax credits related to the property. The Company expects to complete the transaction by the end of May 1997.

NOTE 5 - INCOME TAXES

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

NOTE 6 - LONG-TERM DEBT

   At March 31, 1997, long-term debt consisted of the following (in
$000's):

        10.5% mortgage payable in                       $35
          installments through April 2000;
          secured by land and buildings
        Other                                            26
          Total long-term debt                           61
          Less: current portion                         (18)
                                                        $43

NOTE 7 - REMEDIATION AND CLOSURE COSTS

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

   As of March 31, 1997, the Company has accruals totalling $21.9 million for its estimated share of remediation and closure costs in regard to the Company's former landfills, $9.1 million of which is held in trusts and maintained by trustees for financing of the estimated $11.0 million required to fund the closure plan related to the landfill owned by the Company's subsidiary, Kinsley's Landfill, Inc.

   The most significant portion of the accruals relates to remediation efforts at the landfill owned by the Company's subsidiary, Kin-Buc, Inc. (the "Kin-Buc Landfill"). The Company and other respondents have been remediating the Kin-Buc Landfill under an Amended Unilateral Administrative Order issued by the United States Environmental Protection Agency (the "EPA") in September 1990. In November 1992, EPA issued an Administrative Order for the remediation of certain areas neighboring the Kin-Buc Landfill. For a discussion of this matter, see "Remediation and Closure Costs" contained in Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-QSB.

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

NOTE 8 - LEGAL PROCEEDINGS

   See Item 1 of Part II of this Form 10-QSB for a discussion of recent developments with respect to the Company's legal matters.

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Results of Operations

   The three months ended March 31, 1997 compared to the three months ended March 31, 1996

   Consolidated revenues by business segment for the three months ended March 31, 1997 and 1996 were as follows (in $000):

                                     1997           1996

     Electricity Generation          $ 81           $ 55
     Environmental Services            65             64
     Intercompany                     (38)           (36)
       Total                         $108           $ 83

   Consolidated revenues for the three months ended March 31, 1997 were $108,000, an increase of $25,000 or 30% compared to the same period of 1996.

      Revenues from operations which generate electricity from methane gas were $81,000, an increase of $26,000 or 47% compared to the same period last year. Such revenues are a function of the number of kilowatt hours sold, the rate received per kilowatt and capacity payments. The increase in revenues is primarily the result of an increase in kilowatt hours sold which in turn is due in part to a 6% increase in operating hours of the Company's four electric generating units. Approximately 17% of available machine hours were dedicated to repairs and scheduled overhaul in the three months ended March 31, 1997 versus 22% for such tasks during the comparable period of 1996.

   The environmental services subsidiary reported $65,000 of operating revenues (prior to elimination of intercompany sales) for the three months ended March 31, 1997 compared to $64,000 for the same period last year. Approximately $38,000 or 58% of the environmental services subsidiary's revenues for the period, compared to $36,000 or 56% for the same period last year, were for services provided either to other members of the consolidated group or to third parties providing services to another member of the consolidated group, and were therefore eliminated in consolidation.

   Consolidated direct operating costs for the three months ended
March 31, 1997 were $124,000, an increase of $41,000 or 49% when compared to the same period of 1996, due primarily to expenses incurred for scheduled maintenance of electric generating equipment.

   Consolidated selling, general and administrative expenses for the three months ended March 31, 1997 decreased $174,000 or 26% to $496,000 from $670,000 for the same period last year. Decreases were reported in insurance, real estate taxes and professional fees relating to the Company's ongoing environmental and tax litigation. Professional fees and administrative costs are incurred in support of the Company's ongoing litigation, marketing and asset divestiture efforts (see Liquidity and Capital Resources - Liquidity). The Company cannot therefore be certain that such expenses will decline in the near future.

   The Company's consolidated operating loss for the three months ended March 31, 1997 decreased to $512,000 from a loss of $670,000 for the same period in 1996.

   Consolidated investment income increased by $15,000 to $76,000 for the three months ended March 31, 1997 from the comparable period last year.

   Consolidated interest expense decreased $20,000 to $2,000 for the three months ended March 31, 1997 compared to the same period last year.

   Interest expense or credit reported as "Interest related to income taxes payable" represents the increase or decrease, respectively, in the amount of interest accrued on estimated income taxes payable as a result of the Company's tax litigation discussed below. The Company reported interest expense of $44,000 for the three months ended March 31, 1997 versus $52,000 for the comparable period of 1996.

   Consolidated miscellaneous income for the three months ended March 31, 1997 decreased $61,000 to $21,000 when compared to the same period of 1996. Miscellaneous income reported for 1996 includes $67,000 in management fees paid by a former subsidiary of the Company.

   The consolidated loss from continuing operations before income tax credits and extraordinary item was $461,000 for the three months ended March 31, 1997, compared to a loss of $601,000 for the same period last year.

   Income tax credit for the three months ended March 31, 1996 equalled $58,000. No provision for taxes has been recognized for the same period of 1997.

   On March 1, 1996 the Company sold all of the issued and outstanding stock of Hunt Valve Company, Inc. ("Hunt") to ValveCo Inc. Upon consummation of the sale, a portion of Hunt's funded debt was extinguished resulting in a write-off of approximately $775,000 of unamortized debt issuance costs and debt discounts. Pursuant to Securities and Exchange Commission policy, $512,000 ($775,000 less income taxes of $263,000) was reported as an extraordinary loss in the period ended March 31, 1996 when such debt was deemed to have been extinguished. The Company recognized a loss on the sale in its consolidated statement of operations for 1995.

   Consolidated net loss for the three months ended March 31, 1997 was $461,000 or $.16 per share, compared to net loss of $1,055,000, or $.37 per share, for the three months ended March 31, 1996.

Liquidity and Capital Resources

Liquidity

   Net cash used in operating activities for the three months ended March 31, 1997 decreased to $167,000 from $744,000 when compared to the same period last year. Net cash provided by investing activities decreased for the current period to $561,000 from $1,629,000, due in part to $4,005,000 in proceeds from the sale of a discontinued segment in 1996. The amount of cash used in financing activities decreased to $7,000 from $54,000 for the same period last year. Funds held by the Company in the form of cash and cash equivalents decreased as of March 31, 1997 to $647,000 from $1,251,000 as of March 31, 1996. The sum of cash, cash equivalents and marketable securities as of March 31, 1997 decreased $1,787,000 to $4,005,000 when compared to last year.

   Working capital was $2,053,000 and the ratio of current assets to current liabilities was 1.8 to 1 as of March 31, 1997, versus
$2.4 million and 2.0 to 1 as of December 31, 1996.

   The uncertainty of the outcome of the Company's ongoing tax and environmental litigation, discussed below and in the notes to the Company's consolidated financial statements contained herein and in the Company's filing on Form 10-KSB for the year ended December 31, 1996, and the impact of future events or changes in environmental laws or regulations, which cannot be predicted at this time, could result in material increases in remediation and closure costs, tax and other potential liabilities. The Company may ultimately incur costs and liabilities in excess of its available financial resources.

   The Company faces significant short-term and long-term cash requirements for (i) federal and state income tax obligations, most of which will become due following litigation or settlement with the Internal Revenue Service of the Company's tax liability for the years 1980 through 1991, (ii) income taxes that will ultimately be imposed with respect to 1996 and 1997 on rental income from the Company's investment in computer equipment (the Company expects to offset such income, which results from the exhaustion of tax depreciation that had previously sheltered the rental income from tax with loss carryforwards on its 1996 and 1997 tax returns; however, some or all of these loss carryforwards subsequently will be reduced or absorbed by settled or litigated adjustments in the Tax Court case) and (iii) expenses associated with environmental remediation activity and related litigation.

   Although the Company has completed the sale of the two business segments, one in each of 1995 and 1996, and is pursuing the sale of property held for sale, no assurance can be given that the timing and amount of the proceeds of such sales will be sufficient to meet the capital requirements of the Company, since such requirements can only be ascertained as the Company resolves its tax and environmental litigation. The Company cannot ascertain whether its remaining operations and funding sources will be adequate to satisfy its future capital requirements, including its anticipated tax and environmental liabilities. In the event of an unfavorable resolution of the tax and environmental litigation, or the proceeds of asset sales are insufficient to meet the Company's future capital requirements, including its tax and environmental liabilities, then, if other alternatives are unavailable at that time, the Company will be forced to consider a plan of liquidation of its remaining assets, whether through bankruptcy proceedings or otherwise.

Taxes

   As discussed in greater detail below, the Company is currently litigating with the Internal Revenue Service (the "Service") in Tax Court over its tax liability for taxable years 1980-88. Certain issues from taxable years 1989-91 are also part of the Tax Court litigation because losses from those years were carried back to 1988. The Company estimates that, after taking into account partial settlements that have been reached through July 31, 1996 regarding certain of the adjustments asserted by the Service, and taking into account available net operating losses and tax credits, approximately $7.7 million of federal and $237,000 of state income taxes and $10.1 million of federal interest, calculated through March 31, 1997, would be owed if the Company were unsuccessful in its defense of the two remaining unsettled issues in the Tax Court litigation. (All tax liability estimates presented herein exclude penalties. The Service has conceded federal penalties on all issues in the Tax Court litigation.)

   In 1991, the Service asserted numerous adjustments to the tax liability of the Company and its subsidiaries for tax years 1980-88, along with interest and penalties thereon. In 1993, after the conclusion of administrative proceedings, the Service issued a deficiency notice to the Company asserting adjustments to income of $33.3 million and a corresponding deficiency in federal income taxes of approximately $13.5 million, as well as penalties of $2.5 million and interest on the asserted deficiency and penalties. In addition, the Service challenged the carryback of losses incurred by the Company in taxable years 1989-91, thereby bringing those years, which had been the subject of an ongoing audit, into the deficiency notice. The 1989-91 tax audit is discussed below. The Company filed a petition with the Tax Court contesting many of the proposed adjustments asserted in the deficiency notice. On June 5, 1995, August 14, 1995, March 7, 1996 and July 31, 1996,
respectively, the Company and the Service executed a stipulation of partial settlement of issues in the Tax Court case. These partial settlements resolved all but two of the adjustments asserted in the deficiency notice.

   Taking into account the partial settlements to date, the Company has accepted approximately $5.9 million of the $33.3 million of total adjustments to income asserted by the Service for the 1980-88 period. Many of the adjustments accepted by the Company relate to issues on which the Service would likely have prevailed in Tax Court. The Service has conceded adjustments totalling $26.7 million of taxable income and $2.5 million of penalties, leaving only one issue, involving several taxable years, unresolved from the 1980-88 period. The Company cannot predict the outcome of further settlement negotiations or litigation with the Service over that issue.

   The Company has net operating loss and tax credit carryforwards that will partly offset the tax liability resulting from the settled adjustments to taxable income. Taking into account such carryforwards, the federal income tax and interest that will be due on account of the settlements reached to date totals approximately $1,580,000, with interest through March 31, 1997 ($143,000 of taxes and $1,437,000 of interest). The settlements also result in approximately $237,000 of state income tax (not including penalties and penalty interest that may be assessed), $110,000 of which was paid to one state during the second quarter of 1996. This state had a tax amnesty program in effect pursuant to which all interest and penalties for back taxes was waived upon payment of the tax liability. In conjunction with the $110,000 payment, the Company reversed approximately $240,000 of interest that was previously accrued on the $110,000 tax liability. Payment of the federal and remaining state tax liability resulting from both the settled issues and any issues litigated before the Tax Court will be due after the conclusion of the Tax Court case.

   The accelerated utilization of the Company's net operating loss and tax credit carryforwards to offset the settled adjustments will reduce the net operating loss and tax credit carryforwards that otherwise would have been available to partially offset the taxable income that arises as the Company recognizes net taxable income from its investment in computer equipment. For federal income tax purposes, the Company has had the benefit of tax deductions for depreciation of the computer equipment and for interest on the long-term non-recourse debt that the Company incurred to finance the acquisition of the computer equipment. In prior years, those deductions exceeded the rental income that the Company earned from leasing out the equipment. Those excess deductions offset the Company's income from other sources. However, rental income from leasing the computer equipment exceeded the related depreciation and interest deductions by approximately $6.2 million in 1996 and $5.8 million in 1995. This excess income was largely offset by deductions from other sources. Rental income will continue to exceed depreciation and interest deductions in 1997. The Company anticipates approximately $3.4 million of net taxable income for the first seven months of 1997, on account of its computer equipment investment. The Company does not expect to have sufficient deductions from other sources in 1996 and 1997 to fully offset this taxable income after taking into account the net operating loss carryforwards and credits that will be utilized to offset the tax liabilities resulting from the settled adjustments.

   The Service also audited the Company's federal income tax returns for 1989-91, and has questioned the deductions claimed by the Company in connection with its investment in the computer equipment discussed in the preceding paragraph. The Service also asserted a number of smaller adjustments for that period which have been settled. If the Service prevails in disallowing the computer equipment deductions, the Company's taxable income for 1989 through 1992 would be materially increased. However, in that case, its taxable income from the computer equipment for 1994 through 1997 would be reduced by a corresponding amount. Specifically, if the Company prevails on the one remaining unsettled issue from the 1980-1988 period but is unsuccessful in its defense of the computer equipment issue, the incremental federal income tax liability attributable to disallowance of the computer equipment deductions would be approximately $5.8 million of tax and $3.9 million of interest, calculated through March 31, 1997. This would increase the Company's aggregate liability for federal taxes and interest attributable to both the settled issues and the computer lease to $6.0 million and $5.3 million, respectively, calculated through March 31, 1997. Disallowance of the computer equipment deductions would not result in any state tax liability.

   The incremental amount of federal taxes and interest that the Company would owe if the Company were unsuccessful in its defense of both the remaining unsettled issue from the 1980-88 period and the computer equipment issue is approximately $7.6 million of federal income taxes and $8.7 million of interest, calculated through March 31, 1997. (Such amounts are in addition to the tax of $143,000 and interest of $1,437,000, discussed above, that will be owed as a result of the partial settlements to date.) No state income tax or interest is anticipated on account of the unsettled 1980-88 issues.

Remediation and Closure Costs

   As of March 31, 1997, the Company has accruals totalling $21.9 million for its estimated share of remediation and closure costs related to the Company's former landfill operations. Approximately $9.1 million is held in trust and maintained by trustees for the post-closure activities of one site located in Deptford, New Jersey.

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

   In January 1993, a trust (the "1993 Trust") was established to fund the remediation of the Kin-Buc Landfill and such neighboring areas out of proceeds provided from negotiated settlements with certain parties to a suit the Company initiated in 1990 with the intent of obtaining contribution toward the cost of remediation. Approximately $7.1 million had been received from such settlements and deposited into the 1993 Trust, all of which had been expended by December 31, 1995. During June 1994, approximately 36 generators of de minimis volumes of waste accepted a settlement by the Company and other respondents to the Orders, which resulted in an additional $3.0 million of contributions being deposited into a new trust established in January 1995 for the remediation effort. Substantially all of the funds held in this new trust had been expended as of December 31, 1996.

   During May 1993, a $22 million contract was awarded for the construction of a containment system and leachate treatment plant at the Kin-Buc Landfill in accordance with the engineered design and standards accepted by the EPA in satisfaction of certain requirements of the 1990 Order. The contract was to be financed with funds from the 1993 Trust. During May 1994, the Company met with representatives of EPA to discuss the impact delays in securing settlement proceeds would have on the Company's ability to finance the construction within the time frame required by EPA. In July 1994, after meeting with EPA, SCA Services, Inc. ("SCA"), an affiliate of WMX Technologies, Inc. ("WMX") and a respondent to the Orders, entered into a contract with the contractor installing the containment system and treatment plant, thereby alleviating the potential for delays in that phase of the construction due to financial limitations. WMX, formerly known as Waste Management, Inc., had previously provided EPA with a financial guaranty of SCA's and the Company's obligations under the Orders. Starting in August 1994, other contracts were awarded by SCA for certain other remedial activities mandated by the 1992 Order.

   The execution of the contracts between SCA and the contractors has not relieved the Company of liability for such costs since the Company entered into a cost sharing agreement with SCA and certain affiliates (the "SCA Group") in 1986 which allocated 75% of the costs incurred by the parties for the remediation of the site to the Company. In August 1993, the Company filed a demand for arbitration seeking rescission or reformation of the cost sharing agreement and reimbursement of overpayment. During March 1995, the SCA Group filed a demand for arbitration seeking reimbursement from the Company of $17 million, representing 75% of the remediation expenses purportedly funded by it through June 30, 1995. These arbitrations have been stayed since 1996 pending the outcome of settlement discussions with the SCA Group which are ongoing.

   The contractors have completed the construction required under the Orders, and the Company is awaiting EPA acceptance of the work performed. Operation of the treatment plant and maintenance of the facilities is being conducted by an affiliate of SCA. The cost of the construction, and of the operation and maintenance of remedial systems for a 30-year period, plus past remedial activities, has been estimated to be in the range of approximately $80 million to $100 million.

   In January 1996, a design for a remedial program involving the installation of a slurry cut-off wall around a one-acre parcel of land adjacent to the Kin-Buc Landfill was presented to the EPA for its review and approval. EPA approved the plan, and construction began in August 1996. The construction is substantially complete and the Company is awaiting EPA acceptance of the work performed. The cost of such installation has been estimated at $2.0 million and is being financed by the SCA Group. SCA may assert that this cost is subject to the cost sharing agreement and seek reimbursement of 75% of amounts expended from the Company.

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

   The Company has currently accrued $10.8 million for future remediation costs at the Kin-Buc Landfill. The amount ultimately borne by the Company as well as the timing of such future payments, however, cannot be determined with certainty and are dependent upon the following: (i) determination of the total costs to remediate the landfill as required by the Orders or future orders and directives of the EPA, (ii) the allocation of the total remediation costs to each of the potentially responsible parties named to the Orders, (iii) the success of the Company's pending arbitration for rescission or reformation of the cost sharing agreement with the SCA Group, and (iv) the success of the SCA Group's demand in arbitration for reimbursement of 75% of the costs it has expended in the remediation effort. Any or all of the preceding items could ultimately be resolved in a manner that could have a material adverse effect on the financial condition, results of operations or net cash flows of the Company.

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                   PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

   In 1988, Kin-Buc purchased 150,000 cubic yards of clay for use in the closure of the Kin-Buc Landfill for $1.2 million from Inmar Associates, Inc. ("Inmar"), a corporation owned and controlled by a former principal shareholder, director and officer of the Company. Pursuant to the agreement for the purchase of the clay, Kin-Buc is entitled to a refund of the purchase price of clay it is unable to mine or can not use. In October 1996, the Company learned that Inmar had contracted to sell a substantial portion of its land, upon which a substantial amount of the clay is situated, to Edison Expansion, Inc. ("Expansion"). In November 1996, Kin-Buc brought suit entitled Kin-Buc, Inc., v. Inmar Associates, Inc. and Edison Expansion, Inc. in Superior Court, Morris County, New Jersey ("Superior Court") against Inmar and Expansion for, among other things, a declaratory judgment that Kin-Buc's rights in the clay would survive a sale of the land to Expansion and, alternatively, a money judgment against Inmar. Kin-Buc also filed a lis pendens against the Inmar property. In December 1996, Expansion sought and obtained a discharge of the lis pendens and a closing of the sale to Expansion took place in January 1997. In accordance with an order of the Superior Court entered in another matter involving Inmar, the net proceeds of the sale were paid into the Superior Court. In March 1997, the Superior Court denied Kin-Buc's request that the net proceeds be dedicated to the payment of whatever money judgment Kin-Buc might obtain in its suit against Inmar, but agreed that Kin-Buc could reapply for such relief when and if it obtains a judgment. The net proceeds are substantially less than Kin-Buc's claim against Inmar, and Inmar may use the proceeds for other purposes. At Kin-Buc's request, however, the Superior Court ordered that notice of any application for use of the proceeds be given to Kin-Buc at the time the application is made. In April 1997, Expansion answered Kin-Buc's complaint; Inmar's answer is overdue. Kin-Buc may ultimately obtain a declaratory judgment, an award of money damages against Inmar, or both. There is no assurance that Kin-Buc will be able to mine and remove the clay on Expansion's property or Inmar's remaining property even if Kin-Buc obtains a declaratory judgment. In addition, there is no assurance that Kin-Buc will be permitted to draw against the proceeds in the Superior Court. Lastly, there is substantial uncertainty that Inmar will be financially capable of paying damages to Kin-Buc.

   The Company is a party to other pending legal proceedings previously reported in the Company's Annual Report on Form 10KSB for the fiscal year ended December 31, 1996, and reference is made thereto for a description of such litigation.

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

               PART II - OTHER INFORMATION, Cont'd


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



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  May 15, 1997          By:  /s/ Robert V. Silva
                                  Robert V. Silva, President
                                  and Chief Executive Officer


                                              and


Date:  May 15, 1997          By:  /s/ Andrew J. Mayer, Jr.
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary
















                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                          EXHIBIT INDEX

EXHIBIT                                                    PAGE
  NO.                                                       NO.

 11     Computation of Earnings (Loss) Per Common Share     28

 27     Financial Data Schedule                             N/A