Form 10QSB
period 1997-06-30
TRANSTECH INDUSTRIES INC
filed 1997-08-14
CIK 87799

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1997

                              or

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,829,090 shares of common stock, $.50 par value, outstanding as of June 30, 1997. In addition, at such date, the issuer held
1,885,750 shares of common stock, $.50 par value, in treasury.

Transitional Small Business Disclosure Format
(Check One): Yes     No  X
                                               Page 1 of 33 pages
                                         Exhibit index on page 32

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                            I N D E X

                                                          Page(s)
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

      Consolidated Balance Sheets as of June 30,
        1997 and December 31, 1996                          3 - 4

      Consolidated Statements of Operations for the
        Six Months Ended June 30, 1997 and 1996             5 - 6

      Consolidated Statements of Operations for the
        Three Months Ended June 30, 1997 and 1996           7 - 8

      Consolidated Statements of Cash Flows for the
        Six Months Ended June 30, 1997 and 1996            9 - 10

      Notes to Consolidated Financial Statements          11 - 15

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations           16 - 28

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                      29

Item 4. Submission of Matters to a Vote of
  Security Holders                                             29

Item 6. Exhibits and Reports on Form 8-K                       30


SIGNATURES                                                     31

EXHIBIT INDEX                                                  32

EXHIBITS                                                       33

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)

                             ASSETS
                                        June 30,     December 31,
                                         1997            1996
                                      (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents            $ 2,039         $   260
  Marketable securities                  2,281           3,783
  Accounts and notes receivable
    (net of allowance for doubtful
    accounts of $15 and $16,
    respectively)                          255             318
  Deferred income taxes                     -               44
  Prepaid expenses and other               341             439

      Total current assets               4,916           4,844

PROPERTY, PLANT AND EQUIPMENT
  Land                                     799             799
  Buildings and improvements               339             339
  Machinery and equipment                3,024           2,992
                                         4,162           4,130
  Less accumulated depreciation          3,218           3,190

  Net property, plant and equipment        944             940

OTHER ASSETS
  Notes receivable                         281             284
  Investment in leveraged lease             16              41
  Assets held for sale                     802           1,724
  Clay deposits                            577             577
  Escrowed funds from sale of
    subsidiary                             800             777
  Deferred income taxes                  1,078             320
  Other                                     59              60

       Total other assets                3,613           3,783

TOTAL ASSETS                           $ 9,473         $ 9,567


         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

               CONSOLIDATED BALANCE SHEETS, Cont'd
                           (In $000's)

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                        June 30,     December 31,
                                         1997            1996
                                      (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt    $    19         $    18
  Accounts payable                         284             215
  Accrued income taxes                   3,125           2,048
  Accrued miscellaneous expenses           191             164

        Total current liabilities        3,619           2,445

OTHER LIABILITIES
  Long-term debt                            39              48
  Accrued remediation and closure
    costs                               12,812          12,817

        Total other liabilities         12,851          12,865

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.50 par value,
    10,000,000 shares authorized:
    4,714,840 shares issued              2,357           2,357
  Additional paid-in capital             1,516           1,516
  Retained earnings                        129           1,385
  Net unrealized gains on marketable
    securities                              15              13
        Subtotal                         4,017           5,271
  Treasury stock, at cost -
    1,885,750 shares                   (11,014)        (11,014)

        Total stockholders' equity
          (deficit)                     (6,997)         (5,743)

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)       $ 9,473         $ 9,567






         See Notes to Consolidated Financial Statements


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)

                                      For the Six Months Ended
                                              June 30,
                                         1997           1996

REVENUES                                $  202          $ 173

COST OF OPERATIONS
  Direct operating costs                   179            158
  Selling, general and
    administrative expenses              1,046          1,339
    Total cost of operations             1,225          1,497

INCOME (LOSS) FROM OPERATIONS           (1,023)        (1,324)

OTHER INCOME (EXPENSE)
  Investment income (loss)                 144            156
  Interest expense                          (3)           (23)
  Interest related to income taxes
    payable                               (378)           127
  Gain (loss) from sale of securities       -              62
  Income from (writedown of)
    interest in leveraged lease             -              (9)
  Gain (loss) from sale of property        (36)            -
  Miscellaneous income (expense)            40            105
    Total other income (expense)          (233)           418

INCOME (LOSS) BEFORE INCOME TAXES
  (CREDIT) AND EXTRAORDINARY ITEM       (1,256)          (906)

  Income taxes (credit)                     -             (60)

NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                    (1,256)          (846)

EXTRAORDINARY CHARGE ON ELIMINATION
  OF DEBT, NET OF TAXES (NOTE 3)            -            (512)

NET INCOME (LOSS)                      $(1,256)       $(1,358)


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd


          CONSOLIDATED STATEMENTS OF OPERATIONS, Cont'd
               (In $000's, except per share data)
                           (Unaudited)

                                      For the Six Months Ended
                                               June 30,
                                         1997           1996

INCOME (LOSS) PER COMMON SHARE:

INCOME (LOSS) BEFORE EXTRAORDINARY
ITEM                                  $(.44)         $(.30)

EXTRAORDINARY CHARGE                       -            (.18)

NET INCOME (LOSS)                       $(.44)         $(.48)

NUMBER OF SHARES USED IN
  CALCULATION                       2,829,090      2,829,090


























         See Notes to Consolidated Financial Statements


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)

                                      For the Three Months Ended
                                               June 30,
                                         1997           1996

REVENUES                                $   94         $   90

COST OF OPERATIONS
  Direct operating costs                    55             77
  Selling, general and
    administrative expenses                550            667
    Total cost of operations               605            744

INCOME (LOSS) FROM OPERATIONS             (511)          (654)

OTHER INCOME (EXPENSE)
  Investment income (loss)                  68             95
  Interest expense                          (1)            (1)
  Interest related to income taxes
    payable                               (334)           179
  Gain (loss) from sale of securities       -              62
  Income from (writedown of) interest
    in leverage lease                       -              (9)
  Gain (loss) from sale of property        (36)            -
  Miscellaneous income (expense)            19             23
    Total other income (expense)          (284)           349

INCOME (LOSS) BEFORE INCOME TAXES
  (CREDIT) AND EXTRAORDINARY ITEM         (795)          (305)

  Income taxes (credit)                     -              (2)

NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                      (795)          (303)

EXTRAORDINARY CHARGE ON ELIMINATION
  OF DEBT, NET OF TAXES (NOTE 3)            -              -

NET INCOME (LOSS)                      $  (795)       $  (303)



         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd


          CONSOLIDATED STATEMENTS OF OPERATIONS, Cont'd
               (In $000's, except per share data)
                           (Unaudited)

                                      For the Three Months Ended
                                               June 30,
                                         1997           1996

INCOME (LOSS) PER COMMON SHARE:

INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM                                   $(.28)         $(.11)

EXTRAORDINARY CHARGE                        -              -

NET INCOME (LOSS)                        $(.28)         $(.11)

NUMBER OF SHARES USED IN
  CALCULATION                        2,829,090      2,829,090

























         See Notes to Consolidated Financial Statements

                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

                PART I - FINANCIAL INFORMATION, Cont'd

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In $000's)
                              (Unaudited)
                                         For the Six Months Ended
                                                  June 30,
                                            1997           1996
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers           $  222         $  180
    Cash paid to suppliers and employees   (1,018)        (1,743)
    Interest and dividends received           141            107
    Interest paid                              (3)           (24)
    Other income received                      40             43
    Income taxes paid                         (14)          (175)
    Cash received from discontinued
      operations                               -              67
      Net cash provided by (used in)
        operating activities                 (632)        (1,545)

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale and maturity
      of marketable securities              1,981          2,489
    Purchase of marketable securities        (501)        (4,313)
    Purchase of property, plant and
      equipment                               (32)           (57)
    Proceeds from sale of property,
      plant and equipment                     858             18
    Collections of notes receivable            80            288
    Rent sharing payments from
      computer leases                          39             18
    Cash proceeds from sale of
      discontinued segments                    -           4,005
      Net cash provided by (used in)
        investing activities                2,425          2,448

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt       (9)           (33)
    Payment of remediation and closure
      costs                                    (5)           (20)
      Net cash provided by (used in)
        financing activities                  (14)           (53)

  NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                             1,779            850
  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE YEAR                               260            420
  CASH AND CASH EQUIVALENTS AT END
    OF THE QUARTER                         $2,039         $1,270


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                           (In $000's)
                           (Unaudited)


                                         For the Six Months Ended
                                                  June 30,
                                            1997           1996
RECONCILIATION OF NET INCOME (LOSS)
 TO NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:

  NET INCOME (LOSS)                       $(1,256)      $(1,358)

  ADJUSTMENTS TO RECONCILE NET INCOME
   (LOSS) TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES:
    Extraordinary charge on elimination
      of debt                                  -            512
    Depreciation and amortization              27            31
    (Gain) loss on sale of marketable
      securities                                            (62)
    (Gain) loss on sale of property,
      plant and equipment                      36             5
    Increase (decrease) in deferred
      income taxes                           (712)         (325)
    Leveraged lease (revenue) charge                          9
    (Increase) decrease in assets:
      Accounts and notes receivable,
        trade-net                              39           (48)
      Prepaid expenses and other               83           (31)
      Escrowed funds from sale of subsidiary  (23)           -
    Increase (decrease) in liabilities:
      Accounts payable and accrued
        expenses                               96          (241)
      Accrued taxes                         1,078           (37)

 NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                   $  (632)      $(1,545)










         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 1997
                           (Unaudited)

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

NOTE 2 - MARKETABLE SECURITIES

   The Company has adopted Financial Accounting Standards Board Statement No. 115 ("Accounting for Certain Investments in Debt and Equity Securities"). In accordance with the statement, the Company classifies all debt securities purchased with remaining maturities of less than one year as securities held-to-maturity which are carried at amortized cost. At June 30, 1997 held-to-maturity securities consisted of $2,199,000 of U.S. Government Securities with maturities through December 1997. All other debt and equity securities are classified as securities available-for-sale which are carried at fair value as determined by quoted market prices. The aggregate excess of fair value over cost of such securities as of June 30, 1997, of $22,000, less deferred income taxes of $7,000, is included as a separate component of stockholders' equity.

NOTE 3 - DISCONTINUED OPERATIONS

   On March 1, 1996, the Company's wholly-owned subsidiary, THV Acquisition Corp. ("THV"), sold all of the issued and outstanding stock of Hunt Valve Company, Inc. ("Hunt") to ValveCo Inc. The Company reported a loss on the sale in its results for the year ended December 31, 1995.

   A portion of the net cash proceeds of the sale ($750,000) was placed in an interest bearing escrow account to secure the Company's indemnification obligations to the purchaser under the purchase agreement. The escrow will terminate upon the earlier to occur of (i) the release of all funds from escrow in accordance with the terms thereof or (ii) the later to occur of (x) the expiration of the applicable statute of limitations for the assessment of federal income taxes for all taxable years with respect to which Hunt was a member of the Company's consolidated tax group and (y) the satisfaction by the Company of all assessments or other claims by the Internal Revenue Service for taxes of the consolidated tax group during such years. The escrowed funds, which together with accrued interest income through June 30, 1997 amounted to $80,000, are classified as long-term in the accompanying consolidated balance sheets.

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


NOTE 4 - ASSETS HELD FOR SALE

   Assets held for sale consist of approximately 108 acres of real estate, including real property and certain equipment remaining from the Company's former alkali products segment, which are carried at a value of $802,000 as of June 30, 1997. The real estate is currently listed for sale with real estate brokers and the Company is actively pursuing the disposition of such properties. However, based upon market conditions for real estate of this type the Company is unable to determine when such sales will ultimately be consummated. During the fourth quarter of 1996, the Company charged $671,000 to operations to reduce the carrying value of this real estate to amounts which approximate current net realizable values. Estimates of net realizable values were based upon current indications of value received from professional real estate brokers and certain offers received from potential purchasers of such property.

   During March 1997 the Company sold approximately 12 acres of property classified as assets held for sale for net proceeds after expenses totalling $149,000. No gain or loss has been reported related to the sale since the proceeds approximated the carrying value of the property.

   In May 1997 the Company sold approximately 95 acres of property classified as assets held for sale with a book value of approximately $773,000 for net proceeds after expenses of approximately $709,000. The Company has reported a loss of $64,000 with respect to this transaction in the period ended June 30, 1997.

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

NOTE 6 - LONG-TERM DEBT

   At June 30, 1997, long-term debt consisted of the following (in
$000's):

        10.5% mortgage payable in                       $33
          installments through April 2000;
          secured by land and buildings
        Other                                            25
          Total long-term debt                           58
          Less: current portion                         (19)
                                                        $39

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

   As of June 30, 1997, the Company has accruals totalling $21.9 million for its estimated share of remediation and closure costs in regard to the Company's former landfills, $9.1 million of which is held in trusts and maintained by trustees for financing of the estimated $11.0 million required to fund the closure plan related to the landfill owned by the Company's subsidiary, Kinsley's Landfill, Inc.


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

NOTE 8 - LEGAL PROCEEDINGS

     In the quarterly period ended June 30, 1997, there have been no significant developments in previously reported legal matters and no new legal matters have arisen. Reference is made to the Registrant's Form 10-QSB for the period ended March 31, 1997 and its Annual Report and Form 10-KSB for the year ended December 31, 1996 for a discussion of legal matters.


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Results of Operations

   The six months ended June 30, 1997 compared to the six months ended June 30, 1996

   Consolidated revenues by business segment for the six months ended June 30, 1997 and 1996 were as follows (in $000):

                                     1997           1996

     Electricity Generation          $152           $120
     Environmental Services           145            141
     Intercompany                     (95)           (88)
       Total                         $202           $173

   Consolidated revenues for the six months ended June 30, 1997 were $202,000, an increase of $29,000 or 17% compared to the same period of 1996.

      Revenues from operations which generate electricity from methane gas were $152,000, an increase of $32,000 or 27% compared to the same period last year. Such revenues are a function of the number of kilowatt hours sold, the rate received per kilowatt and capacity payments. The increase in revenues is primarily the result of an increase in kilowatt hours sold which in turn is due in part to a 10% increase in operating hours of the Company's four electric generating units. Approximately 13% of available machine hours were dedicated to repairs and scheduled overhaul in the six months ended June 30, 1997 versus 22% for such tasks during the comparable period of 1996.

   The environmental services subsidiary reported $145,000 of operating revenues (prior to elimination of intercompany sales) for the six months ended June 30, 1997 compared to $141,000 for the same period last year. Approximately $95,000 or 66% of the environmental services subsidiary's revenues for the period, compared to $88,000 or 62% for the same period last year, were for services provided either to other members of the consolidated group or to third parties providing services to another member of the consolidated group, and were therefore eliminated in consolidation.

   Consolidated direct operating costs for the six months ended
June 30, 1997 were $179,000, an increase of $21,000 or 13% when compared to the same period of 1996, due primarily to an increase in expenses incurred for scheduled maintenance of electric generating equipment.

   Consolidated selling, general and administrative expenses for the six months ended June 30, 1997 decreased $293,000 or 22% to $1,046,000 from $1,339,000 for the same period last year. The decrease is primarily attributable to reduction in professional fees relating to the Company's ongoing environmental and tax litigation. In addition, decreases were reported in insurance expense and real estate taxes. Professional fees and administrative costs are incurred in support of the Company's ongoing litigation, marketing and asset divestiture efforts (see Liquidity and Capital Resources - Liquidity). The Company cannot therefore be certain that such expenses will decline in the near future.

   The Company's consolidated operating loss for the six months ended June 30, 1997 decreased to $1,256,000 from a loss of $1,358,000 for the same period in 1996.

   Consolidated investment income decreased by $12,000 to $144,000 for the six months ended June 30, 1997 from the comparable period last year.

   Consolidated interest expense decreased $20,000 to $3,000 for the six months ended June 30, 1997 compared to the same period last year.

   Interest expense or credit reported as "Interest related to income taxes payable" represents the increase or decrease, respectively, in the amount of interest accrued on estimated income taxes payable as a result of the Company's tax litigation discussed below. The credit reported in 1996 is due to the reversal of approximately $240,000 of interest expense that was previously accrued on estimated income taxes payable to a state. The state sponsored a tax amnesty program pursuant to which all interest and penalties for back taxes was waived upon payment of the tax liability.

   The Company charged $9,000 against income for the six months ended June 30, 1996 to reflect a reduction in the carrying value of its investment in computer equipment. The charge reflects a decline in the current market value for IBM mainframe computer equipment.

   The consolidated gain (loss) on sale of property for the six months ended June 30, 1997 includes a loss of $64,000 with respect to the sale in May 1997 of approximately 95 acres of property with a book value of approximately $773,000 for net proceeds after expenses of approximately $709,000. The property was classified as an asset held for sale prior to the closing of the transaction.
The gain (loss) on sale of property reported for the six months ended June 30, 1997 also includes $28,000 of deferred income associated with a 1992 installment sale of real property.

   Consolidated miscellaneous income for the six months ended June 30, 1997 decreased $65,000 to $40,000 when compared to the same period of 1996. Miscellaneous income reported for 1996 includes $67,000 in management fees paid by a former subsidiary of the Company.

   The consolidated loss from operations before income tax credits and extraordinary item was $1,256,000 for the six months ended June 30, 1997, compared to a loss of $906,000 for the same period last year.

   Income tax credit for the six months ended June 30, 1996 equalled $60,000. No provision for taxes has been recognized for the same period of 1997.

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

   Consolidated net loss for the six months ended June 30, 1997 was $1,256,000 or $.44 per share, compared to net loss of $1,358,000, or $.48 per share, for the six months ended June 30, 1996.

   The three months ended June 30, 1997 compared to the three months ended June 30, 1996

   Consolidated revenues by business segment for the three months ended June 30, 1997 and 1996 were as follows (in $000):

                                     1997           1996

     Electricity Generation          $ 71           $ 65
     Environmental Services            80             77
     Intercompany                     (57)           (52)
       Total                         $ 94           $ 90

   Consolidated revenues for the three months ended June 30, 1997 were $94,000, an increase of $4,000 or 4% compared to the same period of 1996.

   Revenues from operations which generate electricity from methane gas were $71,000, an increase of $6,000 or 9% compared to the same period last year. The increase is primarily the result of a 15% increase in operating hours of the Company's four electric generating units. The environmental services subsidiary reported $80,000 of operating revenues (prior to elimination of intercompany sales) compared to $77,000 for the same period last year. Approximately $57,000 or 71% of the environmental services subsidiary's revenues for the period, compared to $52,000 or 68% for the same period last year, were either to other members of the consolidated group or to third parties providing services to another member of the consolidated group, and were therefore eliminated in consolidation.

   Consolidated direct operating costs for the three months ended
June 30, 1997 were $55,000, a decrease of $22,000 or 29% when compared to the same period of 1996, due primarily to a decrease in labor and related expenses.

   Consolidated selling, general and administrative expenses for the three months ended June 30, 1997 were $550,000, a decrease of $117,000 or 18% when compared the same period last year. The decrease is primarily attributable to a reduction in professional fees and insurance expense.

   The Company's consolidated operating loss for the three months ended June 30, 1997 decreased to $511,000 from a loss of $654,000 in 1996.

   Consolidated investment income decreased by $27,000 to $68,000 for the three months ended June 30, 1997 from the comparable period last year.

   Consolidated interest expense of $1,000 for the three months ended June 30, 1996 was unchanged when compared to the same period last year.

   Interest expense or credit reported as "Interest related to income taxes payable" represents the increase or decrease, respectively, in the amount of interest accrued on estimated income taxes payable as a result of the Company's tax litigation discussed below. The Company reported an interest expense of $334,000 for the three months ended June 30, 1997 versus an interest credit of $179,000 for the comparable period of 1995. The credit is due to the reversal of approximately $240,000 of interest expense previously accrued on estimated income taxes payable to a state as discussed above.

   The consolidated gain (loss) on sale of property for the three months ended June 30, 1997 includes a loss of $64,000 with respect to the sale in May 1997 of approximately 95 acres of property with a book value of approximately $773,000 for net proceeds after expenses of approximately $709,000. The gain (loss) on sale of property reported for the three months ended June 30, 1997 also includes $28,000 of deferred income associated with a 1992 installment sale of real property.

   Consolidated miscellaneous income for the three months ended
June 30, 1997 decreased $4,000 to $19,000 when compared to the same period of 1996.

   The consolidated loss from operations before income tax credits and extraordinary items was $795,000 for the three months ended
June 30, 1997, compared to a loss of $305,000 for the same period last year.

   There was no provision for income taxes for the three months ended June 30, 1997 versus a credit of $2,000 for the comparable period in 1996.

   Consolidated net loss for the three months ended June 30, 1997 was $795,000 or $.28 per share, compared to net loss of $303,000, or $.11 per share, for the three months ended June 30, 1996.

Liquidity and Capital Resources

Liquidity

   Net cash used in operating activities for the six months ended June 30, 1997 decreased to $632,000 from $1,545,000 when compared to the same period last year. Net cash provided by investing activities decreased for the current period to $2,425,000 from $2,448,000 reported for the same period of last year. Last year's amount includes $4,005,000 in proceeds from the sale of a discontinued segment. The amount of cash used in financing activities decreased to $14,000 from $53,000 for the same period last year. Funds held by the Company in the form of cash and cash equivalents increased as of June 30, 1997 to $2,039,000 from $1,270,000 as of June 30, 1997. The sum of cash, cash equivalents and marketable securities as of June 30, 1997 decreased $893,000 to $4,320,000 when compared to June 30 of last year.

   Working capital was $1.3 million and the ratio of current assets to current liabilities was 1.4 to 1 as of June 30, 1997, versus
$2.4 million and 2.0 to 1 as of December 31, 1996.

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

Taxes

   As discussed in greater detail below, the Company is currently litigating with the Internal Revenue Service (the "Service") in Tax Court over its tax liability for taxable years 1980-88. Certain issues from taxable years 1989-91 are also part of the Tax Court litigation because losses from those years were carried back to 1988. In addition, as discussed below, the resolution of certain issues could affect the Company's federal income tax liability for 1992 through 1997. The Company estimates that, after taking into account partial settlements that have been reached through July 31, 1996 regarding certain of the adjustments asserted by the Service, and taking into account available net operating losses and tax credits, approximately $7.7 million of federal and $237,000 of state income taxes and $10.6 million of federal interest, calculated through June 30, 1997, would be owed if the Company were unsuccessful in its defense of the two remaining unsettled issues in the Tax Court litigation. (All tax liability estimates presented herein exclude penalties. The Service has conceded federal penalties on all issues in the Tax Court litigation.)

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

   Taking into account the partial settlements to date, the Company has agreed to approximately $5.9 million of the $33.3 million of total adjustments to income asserted by the Service for the 1980-88 period. Many of the adjustments accepted by the Company relate to issues on which the Service would likely have prevailed in Tax Court. The Service has conceded adjustments totalling $26.7 million of taxable income and $2.5 million of penalties, leaving only one issue, involving several taxable years, unresolved from the 1980-88 period. The Company cannot predict the outcome of further settlement negotiations or litigation with the Service over that issue.

   The Company has net operating loss and tax credit carryforwards that will partly offset the tax liability resulting from the settled adjustments to taxable income. Taking into account such carryforwards, the federal income tax and interest that will be due on account of the settlements reached to date totals approximately $3.0 million, with interest through June 30, 1997 ($1.2 million of taxes and $1.8 million of interest). The settlements also result in approximately $237,000 of state income tax (not including penalties and penalty interest that may be assessed), $110,000 of which was paid to one state during the second quarter of 1996.
This state had a tax amnesty program in effect pursuant to which all interest and penalties for back taxes were waived upon payment of the tax liability. In conjunction with the $110,000 payment, the Company reversed approximately $240,000 of interest that was previously accrued on the $110,000 tax liability. Payment of the federal and remaining state tax liability resulting from both the settled issues and any that are issues litigated before the Tax Court will be due after the conclusion of the Tax Court case.

   The accelerated utilization of the Company's net operating loss and tax credit carryforwards to offset the settled adjustments will reduce the net operating loss and tax credit carryforwards that otherwise would have been available to partially offset the taxable income that arises as the Company recognizes net taxable income from its investment in computer equipment. For federal income tax purposes, the Company has had the benefit of tax deductions for depreciation of the computer equipment and for interest on the long-term non-recourse debt that the Company incurred to finance the acquisition of the computer equipment. In prior years, those deductions exceeded the rental income that the Company earned from leasing out the equipment. Those excess deductions offset the Company's income from other sources. However, rental income from leasing the computer equipment exceeded the related depreciation and interest deductions by approximately $6.2 million in 1996 and $5.8 million in 1995. This excess income was largely offset by deductions from other sources. Rental income will continue to exceed depreciation and interest deductions in 1997. The Company anticipates approximately $3.4 million of net taxable income for the first seven months of 1997, from its computer equipment investment. The Company did not have sufficient deductions from other sources in 1996 and does not expect to have sufficient deductions in 1997 to fully offset this taxable income after taking into account the net operating loss and tax credit carryforwards that will be utilized to offset the tax liabilities resulting from the settled adjustments.

   The Service also audited the Company's federal income tax returns for 1989-91, and proposes to disallow the deductions claimed by the Company in connection with its investment in the computer equipment discussed in the preceding paragraph. The Service also asserted a number of smaller adjustments for that period which have been settled. If the Service prevails in disallowing the computer equipment deductions, the Company's net taxable income for 1989 through 1992 would be materially increased. However, in that case, its taxable income from the computer equipment for 1994 through 1997 would be reduced by a corresponding amount. Specifically, if the Company prevails on the one remaining unsettled issue from the 1980-1988 period but is unsuccessful in its defense of the computer equipment issue, the incremental federal income tax liability attributable to disallowance of the computer equipment deductions would be approximately $4.8 million of tax and $3.8 million of interest, calculated through June 30, 1997. This would increase the Company's aggregate liability for federal taxes and interest attributable to both the settled issues and the computer lease to $6.0 million and $5.6 million, respectively, calculated through June 30, 1997. Disallowance of the computer equipment deductions would not result in any state tax liability.

   The incremental amount of federal taxes and interest that the Company would owe if the Company were unsuccessful in its defense of both the remaining unsettled issue from the 1980-88 period and the computer equipment issue is approximately $6.5 million of federal income tax and $8.9 million of interest, calculated through June 30, 1997. (Such amounts are in addition to the tax of $1.2 million and interest of $1.8 million, discussed above, that will be owed as a result of the partial settlements to date.) No state income tax or interest is anticipated on account of the unsettled 1980-88 issues.

Remediation and Closure Costs

   As of June 30, 1997, the Company has accruals totalling $21.9 million for its estimated share of remediation and closure costs related to the Company's former landfill operations. Approximately $9.1 million is held in trust and maintained by trustees for the post-closure activities of one site located in Deptford, New Jersey.

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


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                   PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     In the quarterly period ended June 30, 1997, there have been no significant developments in previously reported legal matters and no new legal matters have arisen. Reference is made to the Registrant's Form 10-QSB for the period ended March 31, 1997 and its Annual Report and Form 10-KSB for the year ended December 31, 1996 for a discussion of legal matters.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 23, 1997, the Company held its annual meeting of shareholders. The Company's shareholders elected the following three persons as directors, each to serve until the next annual meeting of shareholders or until his successor is elected and qualified. The number of shares voted for or withheld with respect to each director were as follows:

     Election of Directors              For            Withheld

     Robert V. Silva                 1,813,409          16,479
     Arthur C. Holdsworth            1,813,409          16,479
     Andrew J. Mayer, Jr.            1,813,709          16,479

     The Company's shareholders also voted to ratify the appointment of Briggs, Bunting & Dougherty, LLP as the Company's independent certified public accountants for the year ended
December 31, 1997 by a vote of 1,821,252 for, 6,116 against and 2,520 abstained.

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

               PART II - OTHER INFORMATION, Cont'd


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibits

      Exhibit 11 - Computation of Earnings (Loss) Per Common Share

      Exhibit 27 - Financial Data Schedule

  b) Reports on Form 8-K

     The Company filed a report on Form 8-K dated May 23, 1997 to report the dismissal of Tait, Weller & Baker as the Company's independent certified public accountants. The decision to dismiss Tait, Weller & Baker was based upon the separation of certain partners in the Firm which had been the principal providers of audit, accounting and tax services to the Company and was approved by the Company's Board of Directors. Tait, Weller & Baker had served as the Company's independent certified public accountants for each of the two years in the period ended December 31, 1996. The Company's Board of Directors engaged the firm of Briggs, Bunting & Dougherty, LLP to serve as its independent certified public accountants. Briggs, Bunting & Dougherty, LLP was formed by certain former partners of the firm of Tait, Weller & Baker.


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  August 14, 1997       By:  /s/ Robert V. Silva
                                  Robert V. Silva, President
                                  and Chief Executive Officer


                                              and


Date:  August 14, 1997       By:  /s/ Andrew J. Mayer, Jr.
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary
















                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                          EXHIBIT INDEX

EXHIBIT                                                    PAGE
  NO.                                                       NO.

 11     Computation of Earnings (Loss) Per Common Share     33

 27     Financial Data Schedule                             N/A