Form 10QSB
period 1997-09-30
TRANSTECH INDUSTRIES INC
filed 1997-11-14
CIK 87799

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

                              or

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,829,090 shares of common stock, $.50 par value, outstanding as of September 30, 1997. In addition, at such date, the issuer held 1,885,750 shares of common stock, $.50 par value, in treasury.

Transitional Small Business Disclosure Format
(Check One): Yes     No  X
                                               Page 1 of 35 pages
                                         Exhibit index on page 34

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED September 30, 1997

                            I N D E X

                                                          Page(s)
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

      Consolidated Balance Sheets as of September 30,
        1997 and December 31, 1996                          3 - 4

      Consolidated Statements of Operations for the
        Nine Months Ended September 30, 1997 and 1996       5 - 6

      Consolidated Statements of Operations for the
        Three Months Ended September 30, 1997 and 1996      7 - 8

      Consolidated Statements of Cash Flows for the
        Nine Months Ended September 30, 1997 and 1996      9 - 10

      Notes to Consolidated Financial Statements          11 - 16

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations           17 - 29

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                 30 - 31

Item 6. Exhibits and Reports on Form 8-K                       32


SIGNATURES                                                     33

EXHIBIT INDEX                                                  34

EXHIBITS                                                       35

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)

                             ASSETS

                                     September 30,     December 31,
                                         1997            1996
                                      (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents            $   235         $   260
  Marketable securities                  3,678           3,783
  Accounts and notes receivable
    (net of allowance for doubtful
    accounts of $15 and $16,
    respectively)                          267             318
  Deferred income taxes                     -               44
  Prepaid expenses and other               394             439

      Total current assets               4,574           4,844

PROPERTY, PLANT AND EQUIPMENT
  Land                                     799             799
  Buildings and improvements               339             339
  Machinery and equipment                3,028           2,992
                                         4,166           4,130
  Less accumulated depreciation          3,232           3,190

  Net property, plant and equipment        934             940

OTHER ASSETS
  Notes receivable                         280             284
  Investment in leveraged lease             16              41
  Assets held for sale                     802           1,724
  Receivable, clay deposit                 577             577
  Escrowed funds from sale of
    subsidiary                             810             777
  Deferred income taxes                  1,197             320
  Other                                     59              60

       Total other assets                3,741           3,783

TOTAL ASSETS                           $ 9,249         $ 9,567


         See Notes to Consolidated Financial Statements


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

               CONSOLIDATED BALANCE SHEETS, Cont'd
                           (In $000's)

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                     September 30,   December 31,
                                         1997            1996
                                      (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt    $    19         $    18
  Accounts payable                         353             215
  Accrued income taxes and related
    interest                             3,324           2,048
  Accrued miscellaneous expenses           269             164

        Total current liabilities        3,965           2,445

OTHER LIABILITIES
  Long-term debt                            33              48
  Accrued remediation and closure
    costs                               12,808          12,817

        Total other liabilities         12,841          12,865

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.50 par value,
    10,000,000 shares authorized:
    4,714,840 shares issued              2,357           2,357
  Additional paid-in capital             1,516           1,516
  Retained earnings                       (441)          1,385
  Net unrealized gains on marketable
    securities                              25              13
        Subtotal                         3,457           5,271
  Treasury stock, at cost -
    1,885,750 shares                   (11,014)        (11,014)

        Total stockholders' equity
          (deficit)                     (7,557)         (5,743)

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)       $ 9,249         $ 9,567


         See Notes to Consolidated Financial Statements


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)

                                      For the Nine Months Ended
                                            September 30,
                                         1997           1996

REVENUES                                $  309          $ 259

COST OF OPERATIONS
  Direct operating costs                   295            204
  Selling, general and
    administrative expenses              1,636          1,876
    Total cost of operations             1,931          2,080

INCOME (LOSS) FROM OPERATIONS           (1,622)        (1,821)

OTHER INCOME (EXPENSE)
  Investment income (loss)                 226            240
  Interest expense                          (4)           (29)
  Interest related to income taxes
    payable                               (451)            75
  Gain (loss) from sale of securities       -             150
  Income from (writedown of)
    interest in leveraged lease             -             (21)
  Gain (loss) from sale of property        (33)            -
  Miscellaneous income (expense)            58            130
    Total other income (expense)          (204)           545

INCOME (LOSS) BEFORE INCOME TAXES
  (CREDIT) AND EXTRAORDINARY ITEM       (1,826)        (1,276)

  Income taxes (credit)                     -             (54)

NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                    (1,826)        (1,222)

EXTRAORDINARY CHARGE ON ELIMINATION
  OF DEBT, NET OF TAXES (NOTE 3)            -            (512)

NET INCOME (LOSS)                      $(1,826)       $(1,734)

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF OPERATIONS, Cont'd
               (In $000's, except per share data)
                           (Unaudited)

                                      For the Nine Months Ended
                                            September 30,
                                         1997           1996

INCOME (LOSS) PER COMMON SHARE:
INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM                                  $(.65)         $(.43)

EXTRAORDINARY CHARGE                       -            (.18)

NET INCOME (LOSS)                       $(.65)         $(.61)

NUMBER OF SHARES USED IN
  CALCULATION                       2,829,090      2,829,090

         See Notes to Consolidated Financial Statements


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)

                                      For the Three Months Ended
                                             September 30,
                                         1997           1996

REVENUES                                $  107         $   86

COST OF OPERATIONS
  Direct operating costs                   116             46
  Selling, general and
    administrative expenses                590            537
    Total cost of operations               706            583

INCOME (LOSS) FROM OPERATIONS             (599)          (497)

OTHER INCOME (EXPENSE)
  Investment income (loss)                  82             84
  Interest expense                          (1)            (6)
  Interest related to income taxes
    payable                                (73)           (52)
  Gain (loss) from sale of securities       -              88
  Income from (writedown of) interest
    in leverage lease                       -             (12)
  Gain (loss) from sale of property          3             -
  Miscellaneous income (expense)            18             25
    Total other income (expense)            29            127

INCOME (LOSS) BEFORE INCOME TAXES
  (CREDIT) AND EXTRAORDINARY ITEM         (570)          (370)

  Income taxes (credit)                     -               6

NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                      (570)          (376)

EXTRAORDINARY CHARGE ON ELIMINATION
  OF DEBT, NET OF TAXES (NOTE 3)            -              -

NET INCOME (LOSS)                      $  (570)       $  (376)

         See Notes to Consolidated Financial Statements



                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF OPERATIONS, Cont'd
               (In $000's, except per share data)
                           (Unaudited)

                                      For the Three Months Ended
                                             September 30,
                                         1997           1996

INCOME (LOSS) PER COMMON SHARE:

INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM                                   $(.20)         $(.13)

EXTRAORDINARY CHARGE                        -              -

NET INCOME (LOSS)                        $(.20)         $(.13)

NUMBER OF SHARES USED IN
  CALCULATION                        2,829,090      2,829,090


         See Notes to Consolidated Financial Statements


                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

                PART I - FINANCIAL INFORMATION, Cont'd

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In $000's)
                              (Unaudited)

                                         For the Nine Months Ended
                                               September 30,
                                            1997           1996
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers           $  322         $  272
    Cash paid to suppliers and employees   (1,615)        (2,341)
    Interest and dividends received           182            191
    Interest paid                              (4)           (48)
    Other income received                      58             65
    Income taxes paid                         (13)          (180)
    Cash received from discontinued
      operations                               -              67
      Net cash provided by (used in)
        operating activities               (1,070)        (1,974)

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale and maturity
      of marketable securities              3,125          3,152
    Purchase of marketable securities      (3,001)        (4,911)
    Purchase of property, plant and
      equipment                               (36)           (65)
    Proceeds from sale of property,
      plant and equipment                     861             18
    Collections of notes receivable            81            328
    Rent sharing payments from
      computer leases                          39             27
    Cash proceeds from sale of
      discontinued segments                    -           4,005
      Net cash provided by (used in)
        investing activities                1,069          2,554

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt      (14)          (352)
    Payment of remediation and closure
      costs                                   (10)           (29)
      Net cash provided by (used in)
        financing activities                  (24)          (381)

  NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                               (25)           199
  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE YEAR                               260            420
  CASH AND CASH EQUIVALENTS AT END
    OF THE QUARTER                         $  235         $  619

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                           (In $000's)
                           (Unaudited)

                                         For the Nine Months Ended
                                               September 30,
                                            1997           1996
RECONCILIATION OF NET INCOME (LOSS)
 TO NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:

  NET INCOME (LOSS)                       $(1,826)      $(1,734)

  ADJUSTMENTS TO RECONCILE NET INCOME
   (LOSS) TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES:
    Extraordinary charge on elimination
      of debt                                  -            512
    Depreciation and amortization              42            49
    (Gain) loss on sale of marketable
      securities                               -           (150)
    (Gain) loss on sale of property,
      plant and equipment                      33             3
    Increase (decrease) in deferred
      income taxes                           (838)         (484)
    Leveraged lease (revenue) charge           -             21
    (Increase) decrease in assets:
      Accounts and notes receivable,
        trade-net                               1           (38)
      Prepaid expenses and other               30           (25)
      Escrowed funds from sale of subsidiary  (33)           -
    Increase (decrease) in liabilities:
      Accounts payable and accrued
        expenses                              245          (303)
      Accrued taxes and related interest    1,276           175

 NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                   $(1,070)      $(1,974)


         See Notes to Consolidated Financial Statements

                  TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1997
                           (Unaudited)

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

NOTE 2 - MARKETABLE SECURITIES

   The Company has adopted Financial Accounting Standards Board Statement No. 115 ("Accounting for Certain Investments in Debt and Equity Securities"). In accordance with the statement, the Company classifies all debt securities purchased with remaining maturities of less than one year as securities held-to-maturity which are carried at amortized cost. At September 30, 1997 held-to-maturity securities consisted of $2,599,000 of U.S. Government Securities with maturities through September 1998. All other debt and equity securities are classified as securities available-for-sale which are carried at fair value as determined by quoted market prices. The aggregate excess of fair value over cost of such securities as of September 30, 1997, of $38,000, less deferred income taxes of $13,000, is included as a separate component of stockholders' equity.

NOTE 3 - DISCONTINUED OPERATIONS

   On March 1, 1996, the Company's wholly-owned subsidiary, THV
Acquisition Corp. ("THV"), sold all of the issued and outstanding stock of Hunt Valve Company, Inc. ("Hunt") to ValveCo Inc. The Company reported a loss on the sale in its results for the year ended December 31, 1995.

   A portion of the net cash proceeds of the sale ($750,000) was placed in an interest bearing escrow account to secure the Company's indemnification obligations to the purchaser under the purchase agreement. The escrow will terminate upon the earlier to occur of (i) the release of all funds from escrow in accordance with the terms thereof or (ii) the later to occur of (x) the expiration of the applicable statute of limitations for the assessment of federal income taxes for all taxable years with respect to which Hunt was a member of the Company's consolidated tax group and (y) the satisfaction by the Company of all assessments or other claims by the Internal Revenue Service for taxes of the consolidated tax group during such years. The escrowed funds, which together with $60,000 of accrued interest income through September 30, 1997, are classified as long-term in the accompanying consolidated balance sheets.

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

   In connection with the sale, four individuals affiliated with the Company, namely the Company's President and Chairman of the Board of Directors, the Company's Vice President and Chief
Financial Officer, who is also a member of the board, a director of Hunt, and Hunt's President and Chief Operating Officer, collectively acquired 15% of the equity of ValveCo Inc. for $150,000. These four individuals also obtained options to acquire up to an additional 12.5% of the common stock of ValveCo Inc. pursuant to the exercise of performance and value-based options at an aggregate cost to such individuals of $2.3 million. In addition, the aforementioned directors and executive officers of the Company and/or Hunt were employed in various capacities by ValveCo Inc. and Hunt after the sale. The Company's President and Chairman of the Board of Directors resigned from his employment with ValveCo Inc. and Hunt effective January 1, 1997, but remains a director of Hunt. The Company's Vice President and Chief Financial Officer also resigned from his employment with ValveCoInc. and Hunt effective January 1, 1997.

NOTE 4 - ASSETS HELD FOR SALE

   Assets held for sale consist of approximately 108 acres of real estate, including real property and certain equipment remaining from the Company's former alkali products segment, which are carried at a value of $802,000 as of September 30, 1997. The Company is actively pursuing the disposition of such properties. However, based upon market conditions for real estate of this type the Company is unable to determine when such sales will ultimately be consummated. During the fourth quarter of 1996, the Company charged $671,000 to operations to reduce the carrying value of this real estate to amounts which approximate current net realizable values. Estimates of net realizable values were based upon current indications of value received from professional real estate brokers and certain offers received from potential purchasers of such property.

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

NOTE 6 - LONG-TERM DEBT

   At September 30, 1997, long-term debt consisted of the following
(in $000's):

        10.5% mortgage payable in                       $30
          installments through April 2000;
          secured by land and buildings
        Other                                            22
          Total long-term debt                           52
          Less: current portion                         (19)
                                                        $33

NOTE 7 - REMEDIATION AND CLOSURE COSTS

   The Company and certain subsidiaries were previously active in the resource recovery and waste management industries. These activities included the hauling of waste and the operation of three landfills. Although the sites are now closed, the Company continues to own and/or remediate them and has both incurred and accrued for the substantial costs associated therewith.

   The Company's accruals for closure and remediation activities equal the present value of its allocable share of the estimated future costs related to a site less funds held in trust for such purposes. Such estimates require a number of assumptions, and therefore may differ from the ultimate outcome. The costs of litigation associated with a site are expensed as incurred.

   As of September 30, 1997, the Company has accruals totalling $21.8 million for its estimated share of remediation and closure costs in regard to the Company's former landfill operations, $9.0 million of which is held in trusts and maintained by trustees for financing of the estimated $11.0 million required to fund the closure plan related to the landfill owned by the Company's subsidiary, Kinsley's Landfill, Inc.
   The most significant portion of the accruals relates to remediation efforts at the landfill owned by the Company's subsidiary, Kin-Buc, Inc. (the "Kin-Buc Landfill"). The Company and other respondents have been remediating the Kin-Buc Landfill under an Amended Unilateral Administrative Order issued by the United States Environmental Protection Agency (the "EPA") in September 1990. In November 1992, EPA issued an Administrative Order for the remediation of certain areas neighboring the Kin-Buc Landfill. For a discussion of this matter, see "Remediation and Closure Costs" contained in Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-QSB.

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

NOTE 9 - RECEIVABLE, CLAY DEPOSITS

     In 1988, Kin-Buc, Inc. ("Kin-Buc") purchased 150,000 cubic yards of clay for use in the closure of the Kin-Buc Landfill for $1.2 million from Inmar Associates, Inc. ("Inmar"), a corporation owned and controlled by a former principal shareholder, director and officer of the Company, and applied this amount against its accrual for remediation and closure costs. In 1992, the Company reclassified approximately $1.1 million of this accrual, representing the cost of the clay not required for such closure, to other long-term assets, recognizing the Company's plan to market the clay to third parties. Pursuant to the agreement for the purchase of the clay, Kin-Buc is entitled to a refund of the purchase price of clay it is unable to mine or can not use. In October 1996, the Company learned that Inmar had contracted to sell a substantial portion of its land, upon which a substantial portion of the clay is situated. In November 1996, Kin-Buc brought suit against Inmar and the prospective buyer. For a discussion of this suit, see Item 1 of Part II of this Form 10-QSB. In January 1997, the closing of the sale took place. In accordance with a court order entered in another suit against Inmar, the net proceeds of the sale were paid into the Court. These proceeds are substantially less than Kin-Buc's claim against Inmar and Inmar may use the proceeds for other purposes if it obtains Court approval to do so.

     During the fourth quarter of 1996, the Company charged $500,000 to operations to reduce the carrying value of the clay to $577,000, representing management's best estimate of the value it may ultimately realize from resolution of these matters, considering the amount of the proceeds held by the Court and assuming the Company will be able to recover a substantial amount of such proceeds. There is no assurance that Kin-Buc will be permitted to draw against the proceeds in satisfaction of its claim against Inmar for a refund. In addition, there is substantial uncertainty that Inmar will be financially responding to Kin-Buc's claim.

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Results of Operations

   The nine months ended September 30, 1997 compared to the nine months ended September 30, 1996

   Consolidated revenues by business segment for the nine months ended September 30, 1997 and 1996 were as follows (in $000):

                                     1997           1996

     Electricity Generation          $224           $188
     Environmental Services           217            214
     Intercompany                    (132)          (143)
       Total                         $309           $259

   Consolidated revenues for the nine months ended September 30, 1997 were $309,000, an increase of $50,000 or 19% compared to the same period of 1996.

      Revenues from operations which generate electricity from methane gas were $224,000, an increase of $36,000 or 19% compared to the same period last year. Such revenues are a function of the number of kilowatt hours sold, the rate received per kilowatt and capacity payments. The increase in revenues is primarily the result of an increase in kilowatt hours sold which in turn is due in part to a 4% increase in operating hours of the Company's four electric generating units. Approximately 14% of available machine hours were dedicated to repairs and scheduled overhaul in the nine months ended September 30, 1997 versus 18% for such tasks during the comparable period of 1996.

   The environmental services subsidiary reported $217,000 of operating revenues (prior to elimination of intercompany sales) for the nine months ended September 30, 1997 compared to $214,000 for the same period last year. Approximately $132,000 or 61% of the environmental services subsidiary's revenues for the period, compared to $143,000 or 67% for the same period last year, were for services provided either to other members of the consolidated group or to third parties providing services to another member of the consolidated group, and were therefore eliminated in consolidation.

   Consolidated direct operating costs for the nine months ended September 30, 1997 were $295,000, an increase of $91,000 or 45% when compared to the same period of 1996, due primarily to an increase in expenses incurred for maintenance of electricity generating equipment.

   Consolidated selling, general and administrative expenses for the nine months ended September 30, 1997 decreased $240,000 or 13% to $1,636,000 from $1,876,000 for the same period last year. The decrease is primarily attributable to reduction in professional fees relating to the Company's ongoing environmental and tax litigation. In addition, decreases were reported in insurance expense and real estate taxes. Professional fees and administrative costs are incurred in support of the Company's ongoing litigation, marketing and asset divestiture efforts (see Liquidity and Capital Resources - Liquidity). The Company cannot therefore be certain that such expenses will decline in the near future.

   The Company's consolidated operating loss for the nine months ended September 30, 1997 decreased to $1,622,000 from a loss of $1,821,000 for the same period in 1996.

   Consolidated investment income decreased by $14,000 to $226,000 for the nine months ended September 30, 1997 from $240,000 from the comparable period last year.

   Consolidated interest expense decreased $25,000 to $4,000 for the nine months ended September 30, 1997 compared to $29,000 for the same period last year.

   Interest expense or credit reported as "Interest related to income taxes payable" represents the increase or decrease, respectively, in the amount of interest accrued on estimated income taxes payable as a result of the Company's tax litigation discussed below. The interest expense for the nine months ended September 30, 1997 was $451,000. The credit of $75,000 reported for the comparable period in 1996 is due to the reversal of approximately $240,000 of interest expense that was previously accrued on estimated income taxes payable to a state. The state sponsored a tax amnesty program pursuant to which all interest and penalties for back taxes was waived upon payment of the tax liability.

   The Company charged $21,000 against income for the nine months ended September 30, 1996 to reflect a reduction in the carrying value of its investment in computer equipment. The charge reflects a decline in the current market value for IBM mainframe computer equipment.

   The consolidated gain (loss) on sale of property for the nine months ended September 30, 1997 includes a loss of $64,000 with respect to the sale in May 1997 of approximately 95 acres of property with a book value of approximately $773,000 for net proceeds after expenses of approximately $709,000. The property was classified as an asset held for sale prior to the closing of the transaction. The gain (loss) on sale of property reported for the nine months ended September 30, 1997 also includes $30,000 of deferred income associated with a 1992 installment sale of real property.

   Consolidated miscellaneous income for the nine months ended September 30, 1997 decreased $72,000 to $58,000 when compared to the same period of 1996. Miscellaneous income reported for 1996 includes $67,000 in management fees paid by a former subsidiary of the Company.

   The consolidated loss from operations before income tax credits and extraordinary item was $1,826,000 for the nine months ended
September 30, 1997, compared to a loss of $1,276,000 for the same period last year.

   Income tax credit for the nine months ended September 30, 1996 equalled $54,000. No provision for taxes has been recognized for the same period of 1997.

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

   Consolidated net loss for the nine months ended September 30, 1997 was $1,826,000 or $.65 per share, compared to net loss of $1,734,000, or $.61 per share, for the nine months ended September 30, 1996.

   The three months ended September 30, 1997 compared to the three months ended September 30, 1996

   Consolidated revenues by business segment for the three months ended September 30, 1997 and 1996 were as follows (in $000):

                                     1997           1996

     Electricity Generation          $ 72           $ 68
     Environmental Services            72             73
     Intercompany                     (37)           (55)
       Total                         $107           $ 86

   Consolidated revenues for the three months ended September 30, 1997 were $107,000, an increase of $21,000 or 24% compared to the same period of 1996.

   Revenues from operations which generate electricity from methane gas were $72,000, an increase of $4,000 or 6% compared to the same period last year. The increase in revenue is primarily the result of a 10% increase in kilowatt hours sold. The environmental services subsidiary reported $72,000 of operating revenues (prior to elimination of intercompany sales) compared to $73,000 for the same period last year. Approximately $37,000 or 51% of the environmental services subsidiary's revenues for the period, compared to $55,000 or 75% for the same period last year, were to other members of the consolidated group and were therefore eliminated in consolidation.

   Consolidated direct operating costs for the three months ended September 30, 1997 were $116,000, an increase of $70,000 when compared to the same period of 1996, due primarily to an increase in expenses incurred for the maintenance of electricity generating equipment.

   Consolidated selling, general and administrative expenses for the three months ended September 30, 1997 were $590,000, an increase of $53,000 or 10% when compared the same period last year. The increase is primarily attributable to an increase in professional fees incurred with respect to the Company's ongoing litigation.

   The Company's consolidated operating loss for the three months ended September 30, 1997 increased to $599,000 from a loss of $497,000 in 1996.

   Consolidated investment income decreased by $2,000 to $82,000 for the three months ended September 30, 1997 from the comparable period last year.

   Consolidated interest expense decreased by $5,000 to $1,000 for the three months ended September 30, 1997 when compared to the same period last year.

   Interest expense or credit reported as "Interest related to income taxes payable" represents the increase or decrease, respectively, in the amount of interest accrued on estimated income taxes payable as a result of the Company's tax litigation discussed below. The Company reported interest expense of $73,000 for the three months ended September 30, 1997 versus $52,000 reported for the comparable period of 1996.

   The gain (loss) on sale of property reported for the three months ended September 30, 1997 includes $3,000 of deferred income associated with a 1992 installment sale of real property.

   Consolidated miscellaneous income for the three months ended
September 30, 1997 decreased $7,000 to $18,000 when compared to the same period of 1996.

   The consolidated loss from operations before income tax credits and extraordinary items was $570,000 for the three months ended
September 30, 1997, compared to a loss of $370,000 for the same period last year.

   There was no provision for income taxes for the three months ended September 30, 1997 versus an expense of $6,000 for the comparable period in 1996.

   Consolidated net loss for the three months ended September 30, 1997 was $570,000 or $.20 per share, compared to net loss of $376,000, or $.13 per share, for the three months ended September
30, 1996.

Liquidity and Capital Resources

Liquidity

   Net cash used in operating activities for the nine months ended September 30, 1997 decreased to $1,070,000 from $1,974,000 when compared to the same period last year. Net cash provided by investing activities decreased for the current period to $1,069,000 from $2,554,000 reported for the same period of last year. Last year's amount includes $4,005,000 in proceeds from the sale of a discontinued segment. The amount of cash used in financing activities decreased to $24,000 from $381,000 for the same period last year. Funds held by the Company in the form of cash and cash equivalents decreased as of September 30, 1997 to $235,000 from $619,000 as of September 30, 1996. The sum of cash, cash equivalents and marketable securities as of September 30, 1997 decreased $594,000 to $3,913,000 when compared to September 30 of last year.

   Working capital was $609,000 and the ratio of current assets to current liabilities was 1.2 to 1 as of September 30, 1997, versus
$2.4 million and 2.0 to 1 as of December 31, 1996.

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

Taxes

   As discussed in greater detail below, the Company is currently litigating with the Internal Revenue Service (the "Service") in Tax Court over its tax liability for taxable years 1980-88. Certain issues from taxable years 1989-91 are also part of the Tax Court litigation because losses from those years were carried back to 1988. In addition, as discussed below, the resolution of certain issues could affect the Company's federal income tax liability for 1992 through 1997. The Company estimates that, after taking into account partial settlements that have been reached regarding certain of the adjustments asserted by the Service, and taking into account available net operating losses and tax credits, approximately $7.7 million of federal and $237,000 of state income taxes and $11.1 million of federal interest, calculated through September 30, 1997, would be owed if the Company were unsuccessful in its defense of the two remaining unsettled issues in the Tax Court litigation. (All tax liability estimates presented herein exclude penalties. The Service has conceded federal penalties on all issues in the Tax Court litigation.)

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

   The Company has net operating loss and tax credit carryforwards that will partly offset the tax liability resulting from the settled adjustments to taxable income. Taking into account such carryforwards, the federal income tax and interest that will be due on account of the settlements reached to date totals approximately $3.2 million, with interest through September 30, 1997 ($1.3 million of taxes and $1.9 million of interest). The settlements also result in approximately $237,000 of state income tax (not including penalties and penalty interest that may be assessed), $110,000 of which was paid to one state during the second quarter of 1996. This state had a tax amnesty program in effect pursuant to which all interest and penalties for back taxes were waived upon payment of the tax liability. In conjunction with the $110,000 payment, the Company reversed approximately $240,000 of interest that was previously accrued on the $110,000 tax liability. Payment of the federal and remaining state tax liability resulting from both the settled issues and any issues that are litigated before the Tax Court will be due after the conclusion of the Tax Court case.

   The accelerated utilization of the Company's net operating loss and tax credit carryforwards to offset the settled adjustments will reduce the net operating loss and tax credit carryforwards that otherwise would have been available to partially offset the taxable income that arose as the Company recognized net taxable income from its investment in computer equipment. For federal income tax purposes, the Company had the benefit of tax deductions for depreciation of the computer equipment and for interest on the long-term non-recourse debt that the Company incurred to finance the acquisition of the computer equipment. In prior years, those deductions exceeded the rental income that the Company earned from leasing out the equipment. Those excess deductions offset the Company's income from other sources. However, rental income from leasing the computer equipment exceeded the related depreciation and interest deductions by approximately $6.2 million in 1996 and $5.8 million in 1995. This excess income was largely offset by deductions from other sources. Rental income continued to exceed depreciation and interest deductions in 1997. The Company recognized approximately $3.4 million of net taxable income for the first seven months of 1997 from its computer equipment investment. The Company did not have sufficient deductions from other sources in 1996 and does not expect to have sufficient deductions in 1997 to fully offset this taxable income after taking into account the net operating loss and tax credit carryforwards that will be utilized to offset the tax liabilities resulting from the settled adjustments.

   The Service also audited the Company's federal income tax returns for 1989-91, and proposes to disallow the deductions claimed by the Company in connection with its investment in the computer equipment discussed in the preceding paragraph. The Service also asserted a number of smaller adjustments for that period which have been settled. If the Service prevails in disallowing the computer equipment deductions, the Company's net taxable income for 1989 through 1992 would be materially increased. However, in that case, its taxable income from the computer equipment for 1994 through 1997 would be reduced by a corresponding amount. Specifically, if the Company prevails on the one remaining unsettled issue from the 1980-1988 period but is unsuccessful in its defense of the computer equipment issue, the incremental federal income tax liability attributable to disallowance of the computer equipment deductions would be approximately $4.7 million of tax and $4.0 million of interest, calculated through September 30, 1997. This would increase the Company's aggregate liability for federal taxes and interest attributable to both the settled issues and the computer lease to $6.0 million and $5.9 million, respectively, calculated through September 30, 1997. Disallowance of the computer equipment deductions would not result in any state tax liability.

   The incremental amount of federal taxes and interest that the Company would owe if the Company were unsuccessful in its defense of both the remaining unsettled issue from the 1980-88 period and the computer equipment issue is approximately $6.4 million of federal income tax and $9.2 million of interest, calculated through September 30, 1997. This would increase the Company's aggregate liability for federal taxes and interest attributable to the settled issues and the two unsettled issues to $7.7 million and $11.1 million, respectively, calculated through September 30, 1997. No state income tax or interest is anticipated on account of the unsettled 1980-88 issues.

Remediation and Closure Costs

   As of September 30, 1997, the Company has accruals totalling $21.8 million for its estimated share of remediation and closure costs related to the Company's former landfill operations. Approximately $9.0 million is held in trust and maintained by trustees for the post-closure activities of one site located in Deptford, New Jersey.

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

   During May 1993, a $22 million contract was awarded for the construction of a containment system and leachate treatment plant at the Kin-Buc Landfill in accordance with the engineered design and standards accepted by the EPA in satisfaction of certain requirements of the 1990 Order. The contract was to be financed with funds from the 1993 Trust. During May 1994, the Company met with representatives of EPA to discuss the impact delays in securing settlement proceeds would have on the Company's ability to finance the construction within the time frame required by EPA. In July 1994, after meeting with EPA, SCA Services, Inc. ("SCA"), an affiliate of Waste Management, Inc. ("WMX") and a respondent to the Orders, entered into a contract with the contractor installing the containment system and treatment plant, thereby alleviating the potential for delays in that phase of the construction due to financial limitations. WMX, formerly known as WMX Technologies, Inc., had previously provided EPA with a financial guaranty of SCA's and the Company's obligations under the Orders. Starting in August 1994, other contracts were awarded by SCA for certain other remedial activities mandated by the 1992 Order.

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

   In January 1996, a design for a remedial program involving the installation of a slurry cut-off wall around a one-acre parcel of land adjacent to the Kin-Buc Landfill was presented to the EPA for its review and approval. EPA approved the plan, and construction began in August 1996. The construction is complete and the Company is awaiting EPA acceptance of the work performed. The cost of such installation has been estimated at $2.0 million and is being financed by the SCA Group. SCA may assert that this cost is subject to the cost sharing agreement and seek reimbursement of 75% of amounts expended from the Company.

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

   The Company has currently accrued $10.6 million for future remediation costs at the Kin-Buc Landfill. The amount ultimately borne by the Company as well as the timing of such future payments, however, cannot be determined with certainty and are dependent upon the following: (i) determination of the total costs to remediate the landfill as required by the Orders or future orders and directives of the EPA, (ii) the allocation of the total remediation costs to each of the potentially responsible parties named to the Orders, (iii) the success of the Company's pending arbitration for rescission or reformation of the cost sharing agreement with the SCA Group, and (iv) the success of the SCA Group's demand in arbitration for reimbursement of 75% of the costs it has expended in the remediation effort. Any or all of the preceding items could ultimately be resolved in a manner that could have a material adverse effect on the financial condition, results of operations or net cash flows of the Company.

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                   PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     In 1988, the Company's subsidiary, Kin-Buc, Inc. ("Kin-Buc") purchased 150,000 cu. yd. of clay for use in the closure of the Kin-Buc Landfill for $1.2 million from Inmar Associates, Inc. ("Inmar"), a corporation owned and controlled by a Marvin H. Mahan ("Mahan"), a former principal shareholder, director and officer of the Company. The agreement for the purchase of the clay provided that Kin-Buc would be entitled to a refund of the purchase price of clay it was unable to use. The Company used a small portion of the clay for the closure of the Kin-Buc Landfill and was planning to sell the remainder to third parties.

     In October 1996, Kin-Buc learned that Inmar had contracted to sell a substantial portion of its land, upon which a substantial amount of the clay is situated, to Edison Expansion, Inc. ("Expansion"), an unrelated corporation. In November 1996, Kin-Buc brought suit entitled Kin-Buc, Inc. v. Inmar Associates, Inc. and Edison Expansion, Inc., in Superior Court, Morris County, New Jersey against Inmar and Expansion for a declaratory judgment that Kin-Buc's rights in the clay would survive a sale of the land to Expansion, and, alternatively, a money judgment against Inmar. Kin-Buc also filed a lis pendens against the property. In December 1996, Expansion obtained a discharge of the lis pendens and, in January 1997, the sale of the property was closed.

     In accordance with a Court order entered in another Inmar matter, the net proceeds of the sale totalling approximately $530,000 were to be paid into Court to secure the payment of costs of remediation of a Carlstadt, New Jersey Superfund Site for which Inmar or Mahan is held liable. The order permitted Inmar to apply to the Court for permission to withdraw proceeds for other purposes. In March 1997, the Court denied Kin-Buc's request that the proceeds be dedicated to the payment of whatever money judgment Kin-Buc might obtain against Inmar, but agreed that Kin-Buc could reapply for such relief when and if it obtained such a judgment.
In June 1997, Kin-Buc requested the entry of a default against Inmar for its failure to answer Kin-Buc's complaint and in August, Kin-Buc obtained such a judgment in the amount of approximately $1.1 million.

     Separately, in October 1997, the Court granted summary judgment to Expansion, dismissing Kin-Buc's suit for a declaratory judgment that Kin-Buc's rights to the clay survived the sale of the land to Expansion. Kin-Buc has not appealed this decision.

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                   PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS Cont'd

     Absent Kin-Buc's rights to the clay, there is substantial uncertainty that Inmar is financially capable of responding to this judgment and there is no assurance that Kin-Buc will be permitted to draw against all or any portion of the deposit with the Court. Kin-Buc is engaged in negotiations with Inmar on matters related to the settlement of pending litigation, including the above mentioned proceeding, involving the Company, Inmar, Mahan and others.

     The Company is a party to other pending legal proceedings, including those mentioned above, all of which are have been reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 and on Form 10-QSB for the quarter ended March 31, 1997. Reference is made thereto for a description of such litigation.

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



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  November 14, 1997     By:  /s/ Robert V. Silva
                                  Robert V. Silva, President
                                  and Chief Executive Officer


                                              and


Date:  November 14, 1997     By:  /s/ Andrew J. Mayer, Jr.
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary
















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