Form 10KSB
period 1997-12-31
TRANSTECH INDUSTRIES INC
filed 1998-03-31
CIK 87799

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-KSB
(Mark one)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1997
                                            OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-6512

                        TRANSTECH INDUSTRIES, INC.
                      (Name of small business issuer in its charter)

                    Delaware                               22-1777533
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)              Identification No.)

 200 Centennial Avenue, Suite 202, Piscataway, New Jersey      08854
      (Address of principal executive offices)              (zip code)

Issuer's telephone number, including area code:  (732) 981-0777

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

                                                             YES  X    NO


      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      Issuer's revenues for its most recent fiscal year: $559,000

      At March 18, 1998 the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $673,878.

      At March 18, 1998 the issuer had outstanding 2,829,190 shares of Common Stock, $.50 par value. In addition, at such date, the registrant held 1,885,750 shares of Common Stock, $.50 par value, in treasury.

                           DOCUMENTS INCORPORATED BY REFERENCE:

      None.


                                                       Page 1 of 133 pages
                                                       Exhibit Index on page 35

                          TRANSTECH INDUSTRIES, INC.
                               AND SUBSIDIARIES
                               ----------------

                                  FORM 10-KSB
                     FOR THE YEAR ENDED DECEMBER 31, 1997


                                   I N D E X

                                                                       Page(s)

Part I,     Item 1.     Description of Business                         3 - 14

  "         Item 2.     Description of Properties                      14 - 15

  "         Item 3.     Legal Proceedings                              15 - 23

  "         Item 4.     Submission of Matters to a Vote
                        of Security Holders                                 23

Part II,  Item 5.       Market for Common Equity and
                        Related Stockholder Matters                         24

  "         Item 6.     Management's Discussion and
                        Analysis or Plan of Operation                       24

  "         Item 7.     Financial Statements                                24

  "         Item 8.     Changes in and Disagreements
                        with Accountants on Accounting
                        and Financial Disclosure                            24

Part III,   Item 9.     Directors, Executive Officers,
                        Promoters and Control Persons;
                        Compliance with Section 16(a)
                        of the Exchange Act                            25 - 26

  "         Item 10.    Executive Compensation                         26 - 28

  "         Item 11.    Security Ownership of Certain
                        Beneficial Owners and Management               28 - 30

  "         Item 12.    Certain Relationships and Related
                        Transactions                                   30 - 32

Part IV,    Item 13.    Exhibits and Reports on Form 8-K                    33

Signatures                                                                  34

Exhibit Index                                                          35 - 40

PART I, ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

      Transtech Industries, Inc. ("Transtech") was incorporated under the laws of the State of Delaware in 1965. Transtech, directly and through its subsidiaries (Transtech and its subsidiaries collectively referred to as the "Company"), generates electricity utilizing methane gas, supervises and performs landfill monitoring and closure procedures and manages methane gas recovery operations (see "Continuing Operations" below).

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

      At December 31, 1997, the Company employed 20 persons on a full-time basis.

CONTINUING OPERATIONS

      ELECTRICITY GENERATION. Revenues from operations which generate electricity utilizing methane gas as fuel represented 55% and 73% of consolidated net revenues in the years ended December 31, 1997 and 1996, respectively. The electricity generating facility consists of four diesel/generating units each capable of generating approximately 48,000 kwh/day at full capacity. Methane gas is a component of the landfill gas generated by a landfill site owned by the Company. Engineering studies indicate sufficient quantities of gas at the landfill to continue the operation of the facility for approximately fourteen years. Electricity generated is sold pursuant to a long term contract with a local utility. The contract has seven years remaining. Revenues are a function of the number of kilowatt hours sold, the rate received per kilowatt and capacity payments. The Company sold 10.6 million kwh during the year ended December 31, 1997 compared to 8.5 million sold in the prior year. The operation experienced fewer equipment failures and down-time for repairs in 1997 when compared to 1996. Elements of the landfill gas are more corrosive to the equipment than traditional fuels, therefore resulting in more hours dedicated to repair and maintenance than with equipment utilizing traditional fuels.

      ENVIRONMENTAL SERVICES. The environmental services subsidiary supervises and performs landfill monitoring and closure procedures and manages methane gas operations. Approximately 38% of the environmental services subsidiary's gross revenues for 1996, compared to 65% for the prior year, were from other members of the consolidated group, and therefore eliminated in consolidation. The subsidiary contributed 45% and 23% to consolidated revenues in each of the years ended December 31, 1997 and 1996, respectively, after elimination of intercompany sales. Substantially all third party sales during 1997 and 1996 were to four and one customer(s), respectively. The increase in sales to third parties was primarily due to the commencement of a six month construction project in mid-year 1997.

      The Company is continuing its efforts to expand the customer base of this subsidiary to entities outside the consolidated group. During the last four years, the subsidiary has provided, and continues to provide, quotes on construction and maintenance projects involving the closure and remediation of waste sites and contaminated properties. The subsidiary participates in a competitive market on the basis of price and experience. Some construction projects may have bonding requirements which are beyond the subsidiary's ability to secure. The subsidiary continues performing closure activities on sites previously operated by other subsidiaries of the Company. During August 1995 the subsidiary entered into a joint marketing agreement with a national engineering firm with respect to projects involving the closure and remediation of municipal waste sites in the northeastern United States. Since entering into the agreement, the subsidiary and engineering firm had jointly evaluated five projects and bid on two of those projects, but had not been awarded a contract. The agreement terminated during December 1996, however the Company continues to conduct business with the engineering firm.

      OTHER BUSINESSES In July 1989, Transtech entered into a purchase agreement (the "Computer Purchase Agreement") with The Tax Strategy Group, Inc. ("TSG") pursuant to which Transtech purchased certain high-end IBM mainframe computer equipment (the "Equipment") subject to a master lease with Computer Leasing, Inc. for a term of eight years (the "Master Lease") and user leases of varying terms. The purchase price of the Equipment was $35.8 million, of which $2.6 million was paid in cash at closing and the balance of $33.2 million payable in equal consecutive monthly installments of $586,741 (representing principal and interest at the rate of 13.5% per year) over an eight year period.

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

      Beginning in 1991, the Company reduced its estimate of the future rental and residual value of the Equipment to reflect the decline in market values and lease rates of equipment of the type owned by the Company. Terms of the Computer Purchase Agreement granted the Company the right to require TSG to repurchase the Equipment if the leases' cumulative financial benefits to the Company through December 31, 1994 or 1995 were less than a specified amount, as measured by the rate of return on the Company's investment. This right was exercisable in the first two months of 1995 or 1996, and was forfeited for the remaining life of the Computer Purchase Agreement when it was not exercised. The purchase price of the Equipment which TSG would have been required to pay the Company if the Company had exercised the right would have equalled the amount necessary for the Company to achieve the specified rate of return. The rate of return through December 31, 1995 was greater than the specified rate, therefore the Company was unable to exercise this right.

      The Master Lease terminated during July, 1997 and all but one piece of Equipment had been sold by the Company to the end-users. The market value of the remaining piece of Equipment is nominal. The Company reported income of $12,000 for the year ended December 31, 1997 in recognition of proceeds from the sale of Equipment in excess of book value.

      The Internal Revenue Service questioned the deductions claimed by the Company in connection with its investment in the Equipment (see Part I, Item 3, Legal Proceedings).

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

      The Company's accruals for closure and remediation activities equal the present value of the Company's estimated share of future costs related to a site less funds held in trust for such purposes. Such estimates require a number of assumptions, and therefore may differ from the ultimate outcome. The costs of litigation associated with a site are expensed as incurred. The Company has accrued remediation and closure costs for Kinsley's landfill and Mac landfill, and for the Kin-Buc landfill prior to December 31, 1997. Amounts held in certain trusts dedicated to post-closure activities of Kinsley's are netted against the accrual for presentation in the Company's balance sheet.

      The impact of future events or changes in environmental laws and regulations, which cannot be predicted at this time, could result in material changes in remediation and closure costs related to the Company's past waste handling activities, possibly in excess of the Company's available financial resources.

      At December 31, 1997, the Company has accrued approximately $11.2 million for its portion of the estimated closure and remediation costs of these landfills. Of such amount, approximately $9.1 million is held in trusts maintained by trustees for post-closure activities at Kinsley's landfill (see
Part I, Item 3, Legal Proceedings).

      KIN-BUC. On December 23, 1997, the Company entered into four agreements which settled lawsuits related to the allocation of costs of remediation of the landfill owned and operated by Kin-Buc (the "Kin-Buc Landfill") and substantially relieved the Company from future obligation with respect to the site (see Part I, Item 3, Legal Proceeding).

      The Kin-Buc Landfill, located in Edison, New Jersey, was operated by Kin-Buc through August 1975. From September 1975 until the landfill ceased operations in November 1977, the landfill was managed by Earthline Company ("Earthline"), a partnership formed by Wastequid, Inc. ("Wastequid"), then a wholly-owned subsidiary of the Company, and Chemical Waste Management of New Jersey, Inc. ("CWMNJ"), a wholly-owned subsidiary of SCA Services, Inc. ("SCA") and an affiliate of Waste Management, Inc. (formerly known as WMX
Technologies, Inc.) ("WMI"). The Company and others have been remediating the Kin-Buc Landfill and certain neighboring areas under orders (the "Orders") issued by the United States Environmental Protection Agency ("EPA") in September 1990 and November 1992 to 12 respondents: the Company, Kin-Buc, Earthline, Wastequid, CWMNJ, SCA, Chemical Waste Management, Inc. (an affiliate of WMI), Filcrest Realty, Inc. (a wholly-owned subsidiary of the Company), Inmar Associates, Inc. (a company owned and controlled by Marvin H. Mahan, a former director, officer and principal shareholder of the Company), Marvin H. Mahan, Robert Meagher (a former director and officer of the Company and Inmar Associates, Inc.) and Anthony Gaess (a former director and officer of SCA). Contractors have completed the construction required by EPA. Maintenance of remedial systems installed at the site and operation of a fluid treatment plant that was constructed to treat fluids at the site are required for a 30-year period beginning in 1995. The total cost of the construction, operations and maintenance of remedial systems over this period plus the cost of past remedial activities is estimated to be in the range of $80 million to $100 million.

      In January 1996, a design for a remedial program involving the installation of a slurry cut-off wall around a one-acre parcel of land adjacent to the Kin-Buc Landfill was presented to the EPA for its review and approval. EPA approved the plan, and construction began in August 1996, and is now complete. The cost of such installation has been estimated at $1.3 million and has been financed by SCA and its affiliates.

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

      Prior to the settlements reached on December 23, 1997 the Company had contested the validity of a 1986 agreement among the Company, on the one hand, and SCA and certain of its affiliates, on the other hand (the "SCA Group"). That agreement allocated to the Company 75% of the costs incurred by the parties for the remediation of the Kin-Buc site. In 1993, the Company filed a demand for arbitration (the "Transtech Arbitration") seeking rescission or reformation of the agreement with the SCA Group. SCA moved to enjoin the Transtech Arbitration on the grounds that the Company's demand was barred by the statute of limitations. In March 1995, the SCA Group filed its own demand for arbitration (the "SCA Arbitration") seeking reimbursement from the Company of approximately $17 million, representing 75% of the remediation expenses purportedly funded by the SCA Group through that time. Certain issues raised by SCA's motion to enjoin the Company Arbitration were referred to a referee. While final discovery in the SCA Arbitration was being completed and immediately prior to the commencement of hearings in the SCA Arbitration and the rescheduling of the referee's hearing in the Transtech Arbitration, the Company and the SCA Group agreed to postpone proceedings in both arbitrations pending the outcome of settlement discussions. In addition, certain other potentially responsible parties ("PRPs") contend the Company is liable for the payment of some or all of the PRPs' shares of remediation costs pursuant to disposal agreements with such PRPs which provided for indemnification of those PRPs against certain liabilities. However, the enforceability of such indemnification provisions was contested by the Company in the 1990 Action. Indemnification provisions in such agreements vary greatly in scope and import, and the Company had contested them on various grounds. The foregoing actions were resolved by the settlements reached on December 23, 1997.

      In conjunction with the remediation, 26 acres of undeveloped land neighboring the site and owned by a wholly-owned subsidiary of the Company were utilized for the construction of the containment system, treatment plant and related facilities. The property had been reflected at nominal value on the Company's financial statements.

      At December 31, 1996, the Company had accrued approximately $10.6 million for its share of the costs of such remediation and closure. The Company has reversed the balance of such accrual as a result of the settlements described above, and recognized income of $10.6 million in the year ended December 31, 1997 due to the elimination of such accrual.

      The substantial expense of the Company's prosecution and defense of claims in the litigation, the prosecution of the Transtech Arbitration, the defense of the SCA Arbitration, and the prosecution and defense of the litigation related to the Transtech Arbitration and the SCA Arbitration, as well as the substantial expense of the Company's efforts in respect to the December 23, 1997 settlements referred to above, which the Company has incurred through 1997, will no longer be borne by the Company. There may be some continuing expenses in respect of the Kin-Buc Landfill, but not of the magnitude experienced in the past.

      KINSLEY'S. Kinsley's Landfill, Inc. ("Kinsley's"), a wholly-owned subsidiary of the Company, ceased accepting solid waste at its landfill in Deptford Township, New Jersey on February 6, 1987 and commenced closure of that facility at that time. At December 31, 1997, Kinsley's has accrued $11.1 million for remaining costs of closure and post-closure care of this facility, of which $9.1 million is being held in interest-bearing trust accounts. Such funds are presently anticipated to be adequate to finance post- closure care at the site through the year 2016 based on current costs and absent any unforeseen changes in the condition of the site.

      MAC. Mac Sanitary Land Fill, Inc. ("Mac"), a wholly-owned subsidiary of the Company, operated a landfill in Deptford Township, New Jersey that ceased operations in 1977. The costs of maintaining and monitoring at the facility are being funded by the Company and were approximately $10,000 and $34,000 for the years ended December 31, 1997 and 1996, respectively. At December 31, 1997, Mac has accrued closing costs amounting to $131,000 for the costs of continuing post-closure care and monitoring at the facility. The Company increased its accrual for closure costs by $11,000 during 1996 and $131,000 during 1995 due to unanticipated engineering and testing costs incurred to respond to inquiries from environmental agencies. The accrual as of December 31, 1997 is based upon the present value of the estimated maintenance costs of the site's containment systems through the year 2007.

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


DISCONTINUED OPERATIONS

      VALVE MANUFACTURING SEGMENT. Hunt Valve Company, Inc., located in Salem, Ohio, manufactures specialty directional and flow control valves, fluid power components, hydraulic and pneumatic cylinders and complete valve systems for commercial and military use. On August 17, 1995, the Company executed a letter of intent pursuant to which the Company's wholly-owned subsidiary, THV Acquisition Corp. ("THV"), agreed to sell all of the issued and outstanding stock of HVHC, Inc., a Delaware corporation ("HVHC"), the then parent of Hunt Valve Company, Inc., an Ohio corporation ("Old Hunt") to ValveCo Inc. On October 24, 1995, the Company executed the definitive stock purchase agreement. Hunt's sales constituted 92% of the Company's consolidated operating revenue in 1994.

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

      ValveCo Inc. ("ValveCo"), a Delaware corporation organized by Three Cities Research, Inc. ("TCR"), a Delaware corporation unaffiliated with the Company or any of its directors and officers, purchased 100% of the Hunt common stock owned by THV, representing 79.05% of the issued and outstanding Hunt common stock. Eighty- five percent of the common stock issued by ValveCo was purchased by TCR investors and 15% was purchased by certain directors and executive officers who are members of management of the Company and/or Hunt, namely, Robert V. Silva, David Huberfield, Andrew J. Mayer, Jr. and Gerald Bogner, for $150,000. Such directors and executive officers also obtained the right to acquire, for an aggregate cost of $2.3 million, an additional 12.5% of ValveCo's common stock pursuant to the exercise of performance and value- based options. In addition, the aforementioned directors and executive officers of the Company and Hunt were employed in various capacities by ValveCo and Hunt after the sale (see Part III, Item 12, Certain Relationships and Related Transactions).

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

      In September 1996, the Company, Hunt and ValveCo Inc. entered into a letter agreement which resolved certain issues related to the allocation of Hunt's 1995 income tax liability between the Company and Hunt, and certain issues related to provisions of the 1991 tax sharing agreement between the Company and Hunt which continues to bind both parties. The purpose of the letter agreement was to rectify an unintended consequence of tax regulations concerning the allocation of such tax liability. The

Company agreed to include $360,000 (equal to 87% of Hunt's 1995 income) of income in its federal tax return in respect of the 360- day period of 1995 during which Hunt was a member of the Company's consolidated tax group. Hunt agreed to waive reimbursement for the Company's carryback of Hunt's post-consolidation net losses (incurred during the period from January 1 through February 29, 1996) to periods in which Hunt was a member of the consolidation group. Hunt also agreed to reimburse the Company for certain professional fees incurred by the Company with respect to these matters. In 1997, the Company notified Hunt that based upon the Company's review of Hunt's post-consolidation federal income tax return, the Company believes additional deductions regarding the write-off of certain financing costs should have been reflected in Hunt's reported net loss. Discussions regarding the appropriateness of such deductions are continuing.

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

PART I, ITEM 2.  DESCRIPTION OF PROPERTIES.

      1. A subsidiary of the Company, Filcrest Realty, Inc., owns parcels of land totalling approximately 125 acres in Edison Township, Middlesex County, New Jersey, which are currently not being used. This property is located in the vicinity of the Kin- Buc, Inc. property (see Paragraph 5 below). Approximately 26 acres of Filcrest's property has been dedicated to the remediation of areas neighboring the Kin-Buc, Inc. property.

      2. One of the Company's subsidiaries, Kinsley's Landfill, Inc., owns approximately 320 acres in Deptford Township, Gloucester County, New Jersey which are currently being held for sale. The subsidiary operated a landfill on approximately 100 acres of this site through February 1987. This landfill is now undergoing post- closure procedures.

      3. Another subsidiary and Transtech own approximately 108 acres in Deptford Township, Gloucester County, New Jersey, which are currently being held for sale. Certain of these parcels are subject to mortgages which total approximately $28,000 as of
December 31, 1997.

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

      6. Harrison Returns, Inc. (f/k/a Cal-Lime, Inc.), a subsidiary of the Company, owns approximately two acres of real property in Readington Township, Hunterdon County, New Jersey on which a single-story office building and a two-story single family house are situated. This property was categorized as held for sale as of December 31, 1997. This property was sold in March 1998.

      7. The Company leases its principal executive offices in Piscataway, New Jersey pursuant to a lease with an initial term of February 1992 to February 28, 1997. The monthly rent equalled $4,000 from inception through August 1992, $4,277 through June 1994, and $4,277 from December 1994 through February 28, 1997. The area subject to lease was approximately 5,132 square feet. The Company amended the expiring lease effective March 1, 1997. The amended lease reduced the area to 2,572 square feet at a monthly rent of $2,893 and expires August 30, 2000.

PART I, ITEM 3.  LEGAL PROCEEDINGS.

AS TO FEDERAL TAX LIABILITIES

      In 1991, the Internal Revenue Service (the "Service") asserted numerous adjustments to the tax liability of the Company and its subsidiaries for tax years 1980 through 1988, along with interest and penalties thereon. In 1993, after the conclusion of administrative proceedings, the Service issued a deficiency notice to the Company asserting adjustments to income of $33.3 million and a corresponding deficiency in federal income taxes of approximately $13.5 million, as well as penalties of $2.5 million and interest on the asserted deficiency and penalties. In addition, the Service challenged the carryback of losses incurred by the Company in taxable years 1989 through 1991, thereby bringing those years, which had been the subject of an ongoing audit, into the deficiency notice. In 1994, the Company filed a petition with the Tax Court contesting many of the proposed adjustments asserted in the deficiency notice. On June 5, 1995, August 14, 1995, March 7, 1996, July 31, 1996 and January 22, 1998, respectively, the Company and the Service executed a stipulation of partial settlement, first, second and third revised stipulations of partial settlement and a supplement to the third revised stipulation of partial settlement. These partial settlements resolved all but one of the adjustments asserted in the deficiency notice.

      The Service's audit of the Company's 1989-91 federal income tax returns, resulted in the Service's challenging the deductions claimed by the Company in connection with its investment in computer equipment under lease (see Note 9 of the Company's Consolidated Financial Statements). The Service also asserted a number of smaller adjustments which were settled in 1995 and 1996.


      The stipulation of settlement executed on January 22, 1998 resolved the computer equipment issue by the Company's agreeing to the disallowance of approximately $3.8 million of deductions for 1989 and no other adjustments to deductions and income in respect of the computer equipment transaction for 1989 or subsequent years.

      Taking into account the settlements that have been concluded to date, the Company has accepted approximately $5.9 million of the $33.3 million of total adjustments to income asserted by the Service for the 1980-88 period. Many of the adjustments accepted by the Company relate to issues on which the Service would likely have prevailed in Tax Court. The Service has conceded adjustments totalling $26.7 million of taxable income and $2.5 million of penalties, leaving only one issue unresolved. The remaining issue in the case relates to the timing of significant deductions taken by the Company for certain landfill closing costs in several taxable years from the 1980-88 period. The Company cannot predict the outcome of further settlement negotiations or litigation with the Service over the remaining issue. See Note 2 for a discussion of the impact of the tax litigation on the Company's capital resources.

AS TO THE KIN-BUC LANDFILL

      On December 23, 1997, the Company entered into four agreements which settled lawsuits relating to the remediation of the Kin-Buc Landfill.

      In February 1979, EPA brought suit in the United States District Court for the District of New Jersey against Transtech, its subsidiaries Kin-Buc and Filcrest Realty, Inc. (a wholly owned subsidiary of the Company) ("Filcrest"), certain former officers, directors and shareholders of Transtech, and Inmar Associates, Inc.

(a corporation owned and controlled by a former principal shareholder, director and officer of the Company)("Inmar"), in connection with the ownership and operation of the Kin-Buc Landfill. This suit was placed on administrative hold by the Court because the Company and SCA agreed to undertake the remediation of the Kin-Buc Landfill.

      In 1986, the Company sold the stock of its subsidiary Wastequid, Inc. to SCA, and, simultaneously therewith, Transtech, Kin-Buc, Filcrest and Inmar (the "Transtech Group") entered into the 1986 Agreement with the SCA Group regarding the sharing of the costs of remediating the Kin-Buc Landfill, pursuant to which the Transtech Group agreed to pay 75% of such costs and the SCA Group the remaining 25% (the "Sharing Formula").

      In 1990, Transtech, Kin-Buc and Filcrest commenced a suit in the United States District Court for the District of New Jersey entitled TRANSTECH INDUSTRIES, INC. ET AL. V. A&Z SEPTIC CLEAN ET AL. against generators and transporters of hazardous waste disposed of at the Kin-Buc Landfill (the "PRPs") for contribution towards the cost of remediating the Kin-Buc Landfill. In 1991, 1992 and 1993, the Transtech Group, the SCA Group and WMI presented settlement proposals to the PRPs believed to have been responsible, individually, for no more than 1% of the non-municipal waste disposed of at the Kin-Buc Landfill (the "De Minimis PRPs"). These settlements resulted in a contribution by certain De Minimis PRPs of approximately $10 million towards the cost of remediating the Kin-Buc Landfill. From 1993, the litigation proceeded against the non-settling De Minimis and non-De Minimis PRPs, believed to have been responsible, in the aggregate, for approximately 90% of the non-municipal waste disposed of at the Kin-Buc Landfill, and in 1995, generators and transporters of municipal hazardous waste disposed of at the Kin-Buc Landfill were joined in the litigation. After 1995 and continuing through 1997, the SCA Group and WMI entered into settlements with other non-municipal waste PRPs without the participation of the Transtech Group. These settlements resulted in substantial additional contributions towards the cost of remediation. Discovery and other pre-trial proceedings had taken place and a trial date had been tentatively set as settlement discussions among the Transtech Group, the SCA Group and WMI, on the one hand, and among a large group of non- municipal waste PRPs (the "AFP Group"), the SCA Group and WMI, on the other, were taking place.

      In 1992, substantially all of the non-municipal waste PRPs, including substantially all of the AFP Group, filed two pleadings in the litigation involving the Company. The first was a counterclaim against Transtech, Kin-Buc and Filcrest and a third-party complaint against other owners or operators of the Kin-Buc Landfill, including, among others, Inmar, Dock Watch Quarry Pit, Inc. (a subsidiary of Inmar), Marvin H. Mahan, Meagher, the SCA Group, WMI and Gaess (the "Owner-Operator Counterclaim"). The
second pleading involving the Company was a counterclaim against Transtech and a third-party complaint against parties to transactions with Transtech, including Inmar and Marvin H. Mahan, which were alleged to have been fraudulent conveyances (the "Fraudulent Conveyances Counterclaim"). In that pleading, the PRPs sought to have the consideration paid by Transtech in the conveyances returned and placed in the hands of a receiver. Discovery on the issues presented in the Fraudulent Conveyances Counterclaim and the Owner-Operator Counterclaim was proceeding, and motions to join additional parties to the Fraudulent Conveyances Counterclaim were pending at the time settlement discussions between Transtech and the AFP Group were taking place.

      In 1993, the Transtech Group served a demand for arbitration (the "Transtech Arbitration") on the SCA Group and WMI seeking either rescission of the 1986 Agreement or reformation of the Sharing Formula. In response, the SCA Group and WMI brought an action in the Supreme Court of the State of New York to enjoin the Transtech Arbitration. Pending a decision by that Court, the Transtech Arbitration was stayed. In 1995, during the stay, the SCA Group filed a demand for arbitration (the "SCA Arbitration") seeking reimbursement from the Transtech Group of 75% of remediation expenses fully funded by the SCA Group to that point, and the Transtech Group brought an action in the Supreme Court of the State of New York to stay the SCA Arbitration pending a decision on the motion to enjoin the Transtech Arbitration. On motion brought by the SCA Group, the Court narrowed the issues to be arbitrated in the SCA Arbitration and made any findings on such issues subject to resolution of the issues in the Transtech Arbitration. After discovery on these issues was completed, the Transtech Group, the SCA Group and WMI agreed to postpone proceedings in both the SCA Arbitration and the Transtech Arbitration pending the outcome of settlement discussions.

      On December 23, 1997, settlements of the litigation, including claims for contribution towards the cost of remediating the Kin-Buc Landfill, the Owner-Operator Counterclaim and the Fraudulent Conveyances Counterclaim, and settlements of the Transtech Arbitration, the SCA Arbitration and litigation relating thereto, resulting from discussions among the Transtech Group, the SCA Group and WMI, on the one hand, and among the AFP Group, the SCA Group and WMI, on the other, were reached, and four agreements effecting these settlements were executed and delivered.

      The first of these four settlement agreements was among Transtech, Kin-Buc, Filcrest, Marvin H. Mahan, Meagher, the SCA Group and the AFP Group (consisting of all but 29 non-municipal waste PRPs). In this agreement, among other things, all members of the AFP Group released all their claims against Transtech, Kin-Buc, Filcrest, Marvin H. Mahan, Meagher, Inmar and Dock Watch, among others, arising from or relating to claims for contribution and the Owner-Operator Counterclaim.

      The second settlement agreement was among Transtech, Kin-Buc, Filcrest, Marvin H. Mahan, Meagher, Inmar, Dock Watch, the SCA Group, WMI and Gaess. In this agreement, among other things, the parties agreed to terminate the 1986 Agreement and all the other agreements between or among any of them relating to the Kin-Buc Landfill, to dismiss the Transtech Arbitration and the SCA Arbitration and the related litigation, and to dismiss all their claims against the other parties arising from or relating to the Kin-Buc Landfill, including claims for contribution and the Owner- Operator Counterclaim. Transtech, Kin-Buc and Filcrest agreed to continue to prosecute their pending suit against former excess insurance carriers and to pay SCA 75% of the net recoveries of such suit, after allowances for related legal fees and federal and state income tax obligations resulting from the audit of the Company's income tax returns for the years 1982 through 1992, up to a maximum of $3.5 million. Transtech also agreed to turn over the work products of its expert witness and its attorney in the litigation to SCA, who will defend and indemnify Transtech, Kin-Buc, Filcrest, Marvin H. Mahan, Meagher, Inmar and Dock Watch from continuing claims by non-settling non-municipal waste and municipal waste PRPs in the litigation. SCA will also defend and indemnify the Company from all future liability for or in connection with the remediation of the Kin-Buc Landfill.

      The third settlement agreement was among the AFP Group and certain other PRPs, Transtech, all the third-party defendants to the Fraudulent Conveyances Counterclaim, and other parties sought to be joined in the Fraudulent
Conveyances Counterclaim. In this agreement, the AFP Group and the other settling PRPs dismissed all their claims in the Fraudulent Conveyances Counterclaim in exchange for a payment $1.5 million. Of this amount, $480,000 was paid by Transtech and the balance was or will be paid by the third-party defendants and such other parties.

      The fourth settlement agreement was among the SCA Group, WMI, Transtech, all the third-party defendants to the Fraudulent Conveyances Counterclaim, and the other parties sought to be joined in the Fraudulent Conveyances Counterclaim. In this agreement, the SCA Group and WMI dismissed all their claims in the Fraudulent Conveyances Counterclaim and agreed to defend and indemnify Transtech, the third-party defendants and such other parties against continuing claims by non-settling PRPs (consisting of a group of four non-municipal waste PRPs). In addition, the third-party defendants and such other parties released Transtech from all liability to them arising from the settlement of the Fraudulent Conveyances Counterclaim.

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

INSURANCE

      In 1995, Transtech, Kin-Buc and Filcrest commenced suit in the Superior Court of New Jersey, Middlesex County, entitled TRANSTECH INDUSTRIES, INC. ET. AL V. CERTAIN UNDERWRITERS AT LLOYDS ET AL., Docket No. MSX-L-10827-95, to obtain indemnification from its excess insurers during the period 1965 through 1986 against costs incurred in connection with the remediation of the Kin-Buc Landfill and the Tang Site and for the defense of litigation related thereto. The defendant insurers, which include various London and London Market insurance companies, First State Insurance Company and International Insurance Company, have answered the complaint against them and discovery is proceeding. All of the policies of excess insurance issued by the defendant insurers cover Transtech, its present subsidiaries and former subsidiaries, some of which Transtech no longer controls. They also cover Inmar and other companies presently or formerly owned or controlled by Marvin H.
Mahan.

AS TO THE CLAY DEPOSITS

      In 1988, Kin-Buc purchased 150,000 cubic yards of clay for use in the closure of the Kin-Buc Landfill for $1.2 million from Inmar. Pursuant to the agreement for the purchase of the clay, Kin-Buc is entitled to a refund of the purchase price of clay it is unable to mine or can not use. The Company used a small portion of the clay for the closure of the Kin-Buc Landfill and was planning to sell the remainder to third parties. In October 1996, the Company learned that Inmar had contracted to sell a substantial portion of its land, upon which a substantial amount of the clay is situated, to Edison Expansion, Inc. ("Expansion"). In November 1996, Kin-Buc brought suit entitled KIN-BUC, INC. V. INMAR ASSOCIATES, INC. AND EDISON EXPANSION, INC. in Superior Court, Morris County, New Jersey against Inmar and Expansion for, among other things, a declaratory judgment that Kin-Buc's rights in the clay would survive a sale of the land to Expansion and, alternatively, a money judgment against Inmar. Kin-Buc also filed a lis pendens against the Inmar property. In December 1996, Expansion sought and obtained a discharge of the lis pendens and a closing of the sale to Expansion took place in January 1997. In accordance with a Court order entered in another Inmar matter, the net proceeds of the sale totalling approximately $530,000 was paid into Court to secure the payment of costs of remediation of the Carlstadt, New Jersey Superfund Site discussed below for which Inmar or Marvin H. Mahan is held liable. An appeal of this order brought by Inmar is pending. The order permitted Inmar to apply to the Court for permission to withdraw proceeds for other purposes. In March 1997, the Court denied Kin-Buc's request that the proceeds be dedicated to the payment of whatever money judgment Kin-Buc might obtain against Inmar, but agreed that Kin-Buc could reapply for such relief when and if it obtained such a judgment. In June 1997, Kin- Buc requested the entry of a default against Inmar for its failure to answer Kin-Buc's complaint and in
August, Kin-Buc obtained such a judgment in the amount of approximately $1.1 million. In October 1997, the Court granted summary judgment to Expansion, dismissing Kin-Buc's suit for a declaratory judgment that Kin-Buc's rights to the clay survived the sale of the land to Expansion. Kin-Buc did not appealed this decision. There is substantial uncertainty that Inmar is financially capable of responding to this judgment and there is no assurance as to the amount of money that Kin-Buc will be permitted to draw from the deposit with the Court. Kin-Buc is engaged in negotiations with Inmar concerning satisfaction of the default judgment.

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

      In September 1995, the Court approved a settlement of the AT&T Suit among Transtech, Inmar, Marvin H. Mahan, the AT&T Group and other generators and transporters of waste handled at the Carlstadt site who had contributed to the costs of the remediation of the site. Pursuant to such settlement, Transtech, Inmar and Marvin H. Mahan agreed to (i) pay $4.1 million of proceeds from settlements with primary insurers of a coverage action brought by the Company and Inmar against their primary and excess insurers, (ii) pay an additional $145,000 ($72,500 from Transtech and $72,500 from Inmar and Marvin H. Mahan), and (iii) assign their Carlstadt site-related insurance claims against an excess insurer in exchange for a complete release from these parties of all liability arising from or on account of environmental contamination at the Carlstadt site and the parties' remediation of the same. Notwithstanding such settlement, the Company may have liability in connection with the site to the EPA for its costs of overseeing the remediation of the site, and to parties who had not contributed to the remediation at the time the settlement was approved but who may later do so. The Company has received no indication that the EPA intends to assert a claim for oversight costs.

      In a related matter, in October 1989, the Company, together with owners and operators of industrial sites in the Hackensack, New Jersey meadowlands, including a site in Wood-Ridge, were sued in the United States District Court for the District of New Jersey for contribution towards the cost of remediation of those sites, adjacent lands and adjacent water courses, including Berry's Creek. The plaintiffs in this suit, Morton International, Inc., Velsicol Chemical Corp. and other parties who have been ordered to remediate such industrial sites, adjacent lands and adjacent water courses, seek contribution from the Company towards the cost of remediating Berry's Creek, which, they allege, was contaminated, in part, by the Company's operations at a nearby solvents recovery facility at Carlstadt, New Jersey. Shortly after the institution of suit, the plaintiffs began negotiating with the governmental entities which ordered the remediation of the sites, adjacent land and adjacent water courses, as to the scope of remediation and, pending those negotiations, had stayed the suit. In August 1996, the plaintiffs reinstituted the suit but shortly thereafter agreed to sever claims against the Company and proceed against other defendants. As a result, the claims against the Company have again been stayed. Since the plaintiffs' negotiations concerning the scope of the remediation of Berry's Creek are still ongoing, and no discovery has taken place concerning allegations against the Company, it is not possible to estimate the Company's ultimate liability in this matter.

      In December 1989, Inmar and Transtech agreed to share equally certain costs in connection with the AT&T Suit. As of December 31, 1992, Transtech paid $514,000 towards such costs. Inmar has disputed which expenses are to be shared. Further, in April 1991, Marvin H. Mahan made a demand upon Transtech for reimbursement of approximately $300,000 in costs which he incurred in connection with the AT&T Suit. The dispute concerning the shared expenses and Marvin H. Mahan's demand for reimbursement are subjects of the negotiations with Inmar discussed below.

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

AS TO NEGOTIATIONS WITH INMAR, TANG AND MARVIN H. MAHAN

      Transtech has been negotiating with Inmar, Tang and Marvin H. Mahan (collectively, the "Mahan Interests") toward a settlement of disputes with Transtech mentioned above, namely, Inmar's demand for damages for loss of value of property adjoining the Kin-Buc Landfill, the sharing of expenses of the AT&T Suit, and the reimbursement of remediation costs at the Tang site. Negotiations have recently broadened to include the Mahan Interests' joining in the settlement of the Fraudulent Conveyances Counterclaim, the satisfaction of Kin-Buc's $1.1 million judgment against Inmar and the Mahan Interests' cooperation in the prosecution of the suit against Transtech's insurers. Efforts to resolve all outstanding issues are continuing.

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

      The uncertainty of the outcome of the aforementioned tax litigation and insurance litigation and the impact of future events or changes in environmental laws or regulations, which cannot be predicted at this time, could result in increased remediation and closure costs, and increased tax and other potential liabilities. A significant increase in such costs could have a material adverse effect on the Company's financial position, results of operations and net cash flows. The Company may ultimately incur costs and liabilities in excess of its available financial resources.


PART I, ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITY HOLDERS.

      None during the quarter ended December 31, 1997.

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

PART II, ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      The information required under this Item has been previously reported by the Registrant on its Current Report on Form 8-K dated May 23, 1997.

                                   PART III

PART III, ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                   AND CONTROL PERSONS; COMPLIANCE WITH SECTION
                   16(A) OF THE SECURITIES EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      Robert V. Silva (54) - President and Chief Executive Officer and a director of the Company from April 1991 and Chairman of the Board of Directors from November 1991. Mr. Silva served as a consultant to the Company from December 1990 until his appointment in April 1991 as an officer of the Company. Mr. Silva was employed from September 1987 to December 1990 as Executive Vice President of Kenmare Capital Corp. ("Kenmare"), an investment firm, and provided financial and management consulting services to companies acquired by Kenmare's affiliates. In connection with such financial and management services, Mr. Silva served as Vice President and a Director of Old American Holdings, Inc. and its subsidiary from 1988 to 1990, and Vice President and a Director of Compact Video Group, Inc. and its subsidiaries from 1988 to 1991 and of Manhattan Transfer/Edit, Inc. from 1989 to 1991. Mr. Silva also served as a Director of General Textiles from 1989 to 1991. From June 1985 to September 1987, Mr. Silva served as Vice President of, and provided management consulting services to, The Thompson Company, a private investment firm controlled by the Thompson family of Dallas, Texas. Mr. Silva served as Chairman and Chief Executive Officer of Hunt Valve Company, Inc., a former subsidiary of the Company, from March 1, 1996 to his resignation effective January 1, 1997. Mr. Silva also served as Vice President and a Director of ValveCo Inc., the entity which acquired Hunt, from October 10, 1995 to his resignation effective January 1, 1997. From September 1996 to February 14, 1997, Mr. Silva served as a Director of Hunt's subsidiary, Hunt SECO Engineering, Ltd. and its subsidiaries. Mr. Silva remains a Director of Hunt. Mr. Silva is also the principal of Robert V. Silva and Company, Inc., an investment firm. Mr. Silva's wife is the sister-in-law of Gary Mahan, the son of Marvin
H. Mahan and Ingrid T. Mahan.

      Arthur C. Holdsworth, III (50) - A director of the Company since 1988. Since August 1991, Mr. Holdsworth has been Vice President of Sales at Millington Quarry, Inc. Prior to that and from 1977, Mr. Holdsworth was General Manager of Dallenbach Sand Co., Inc. Millington Quarry, Inc., is owned by members of the Mahan family. Dallenbach Sand was previously owned by members of the Mahan family.

      Andrew J. Mayer, Jr. (42) - Vice President-Finance and Chief Financial Officer of the Company from November 1991 and a director of the Company from December 1991 and, from April 1992, Secretary of the Company. From 1988 to November 1991, Mr. Mayer served as Vice President, Secretary and Treasurer of Kenmare. From 1984 to

1988, Mr. Mayer served as Financial Analyst and Controller of Kenmare. In connection with management and financial services provided by Kenmare, Mr. Mayer served in a variety of capacities for the following companies: Old American Holdings, Inc. and its subsidiary from 1988 to 1991; The Shannon Group, Inc. and its subsidiaries from 1988 to 1990; Detroit Tool Group, Inc. and its subsidiaries from 1989 to 1990; Compact Video Group, Inc. from 1988 to 1991; Manhattan Transfer/Edit, Inc. from 1989 to 1991; and General Textiles from 1989 to 1990. Mr. Mayer served as Executive Vice President of Hunt Valve Company, Inc., a former subsidiary of the Company from March 1, 1996, the date the Company sold Hunt, to his resignation effective January 1, 1997. Mr. Mayer also served as Vice President - Chief Financial Officer of ValveCo Inc. from April 3, 1996 through his resignation effective January 1, 1997. From September 1996 to February 14, 1997, Mr. Mayer served as a Director of Hunt's subsidiary, Hunt SECO Engineering, Ltd. and its subsidiaries.

COMPLIANCE WITH SECTION 16(A) OF SECURITIES
EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Base solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the Company's fiscal year ending December 31, 1997 all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with, except for the late filing of a report on Form 4 as to one transaction completed by Arthur C. Holdsworth, III.

PART III, ITEM 10.  EXECUTIVE COMPENSATION.

                          SUMMARY COMPENSATION TABLE

      The following table summarizes the compensation paid to or earned by the President and Chief Executive Officer (the "Chief Executive Officer") and the Vice President-Finance, Chief Financial Officer and Secretary (the "Named Executive Officer") in the years ending December 31, 1997, 1996 and 1995 ("Fiscal 1997", "Fiscal 1996" and "Fiscal 1995", respectively) for services rendered by them to the Company in all capacities during such years. Both the Chief Executive Officer and the Named Executive Officer were the only executive officers of the Company whose total annual salary and bonus exceeds $100,000 and were serving as executive officers of the Company at December 31, 1997.

                                                                          Long Term Compensation
                                      Annual Compensation                Awards            Payouts

                                                      Other                   Options/     Long-Term  All
  Name and                                            Annual      Restricted  Stock App-   Incentive  Other
  Principal            Fiscal                         Compen-     Stock       reciation    Plan       Compen-
  Position             Year   Salary      Bonus       sation (a)  Awards      Rights       Payouts    sation

  Robert V. Silva      1997   $159,898    $77,500     $0          0           0           0           0
  President and Chief  1996   $176,804(b) $0          $90         0           0           0           0
  Executive Officer    1995   $278,688(c) $25,000(c)  $1,964      0           0           0           0

  Andrew J. Mayer, Jr. 1997   $135,792    $20,000     $994        0           0           0           0
  Vice President-      1996   $136,000    $0          $1,360      0           0           0           0
  Finance, Chief       1995   $136,000    $0          $1,435      0           0           0           $10,000(d)
  Financial Officer
  and Secretary

      (a) In each case, the amount shown as other annual compensation is the Company's matching contributions to its 401(k) Plan on behalf of the Chief Executive Officer and the Named Executive Officer during each of Fiscal 1997, Fiscal 1996 and Fiscal 1995. In each of Fiscal 1997, Fiscal 1996 and Fiscal 1995, the Company's 401(k) Plan provided for a match equal to 50% of a participant's contribution to the plan in that year, subject to a maximum of (i) 2% of compensation in that year or (ii) applicable Internal Revenue Service limits.

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

      (d) Represents Fiscal 1995 director fees paid by Hunt.

                              STOCK OPTION PLANS

      The following table sets forth, with respect to grants of stock options and stock appreciation rights ("SARs") to the Chief Executive Officer and the Named Executive Officer during Fiscal 1997: (a) the number of options granted;
(b) the percent the grant represents of total options granted to employees during Fiscal 1997; (c) the per-share exercise price of the options granted; and
(d) the expiration date of the options.


                       OPTION/SAR GRANTS IN FISCAL 1997



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

      The following table sets forth: (a) the number of shares
received and the aggregate dollar value realized in connection with each exercise of outstanding stock options during Fiscal 1997 by the Chief Executive Officer and the Named Executive Officer; (b) the total number of all outstanding, unexercised options (separately identifying exercisable and unexercisable options) held by such executive officers as of the end of Fiscal 1997; and (c) the aggregate dollar value of all such unexercised options that are in-the-money (i.e., options as to which the fair market value of the underlying common stock of the Company that is subject to the option exceeds the exercise price of the option), as of the end of Fiscal 1997.

                AGGREGATED OPTION/SAR EXERCISES IN FISCAL 1997
                     AND FISCAL YEAR-END OPTION/SAR VALUES



                                                                Number of          Value of Unexercised
                                                                Unexercised        In-the-Money
                                                                Options/SARs* at   Options/SARs* at
                                                                Fiscal Year-End(#) Fiscal Year-End($)

                         Shares Acquired                        Exercisable/       Exercisable/
 Name                    on Exercise (#)     Value Realized ($) Unexercisable      Unexercisable

  Robert V. Silva         0                   N/A                50,000/0           0/0

  Andrew J. Mayer, Jr.    0                   N/A                5,000/0            0/0



      * No SARs have been issued by the Company.


                           COMPENSATION OF DIRECTORS

      Directors of the Company who are not also employees are paid annual directors' fees of $1,875 per calendar quarter, plus $500 for attending each meeting of the board. In Fiscal 1997, Arthur C.
Holdsworth, III earned fees of $11,500.



PART III, ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT.

      As of the close of business on March 18, 1998, the Company has issued and outstanding 2,829,190 shares of Common Stock, which figure excludes 1,885,750 shares owned by the Company which are not outstanding and are not eligible to vote.

      Set forth below is a table showing, as of March 18, 1998, the number of shares of Common Stock owned beneficially by:

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


Name and Address of
Beneficial Owner and               Number of Shares                Percentage
Identity of Group                  Beneficially Owned              of Class
==============================================================================
Herzog, Heine & Geduld             329,973 (a)                        11.7%
525 Washington Blvd.
Jersey City, NJ 07310

Roger T. Mahan                     325,435 (b),(e)                    11.5%
47 McGregor Avenue
Mt. Arlington, NJ 07856

Nancy M. Ernst                     321,775 (b),(c),(e)                11.4%
2229 Washington Valley Rd.
Martinsville, NJ 08836

Gary A. Mahan                      310,601 (b),(d),(e)                11.0%
53 Cross Road
Basking Ridge, NJ 07920

Robert V. Silva                     78,322 (f)                         2.8%
200 Centennial Avenue
Piscataway, NJ 08854

Arthur C. Holdsworth, III            3,200                              .1%
200 Centennial Avenue
Piscataway, NJ 08854

Andrew J. Mayer, Jr.                 5,000 (g)                          .2%
200 Centennial Avenue
Piscataway, NJ 08854

All executive officers              86,522 (h)                         3.1%
and  directors
as a group
(3 in group)
==============================================================================

      (a) Includes 28,200 shares owned by customers of this firm.

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

      (f) Includes incentive options to purchase 50,000 shares at $.75 per share, all of which are presently exercisable, and 6,822 shares held in the Company's 401K Plan.

      (g) Represents incentive options to purchase 5,000 shares at $0.438 per share, all of which are presently exercisable.

      (h) Includes incentive options to purchase 55,000 shares held by two officers of the Company, all of which are presently exercisable.



PART III, ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      In 1988, Marvin H. Mahan, a former officer, director and principal shareholder of the Company, Inmar Associates, Inc. ("Inmar"), a New Jersey corporation controlled by Marvin H. Mahan, and Transtech were sued in a civil action in the United States District Court for the District of New Jersey entitled AT&T TECHNOLOGIES, INC. ET AL. V. TRANSTECH INDUSTRIES, INC. ET AL. V. ALLSTATE INSURANCE COMPANY ET AL. (the "AT&T Suit") by a group of generators of waste (the "AT&T Group") alleging, among other things, that the primary responsibility for the clean-up and remediation of a Carlstadt, New Jersey site operated by the Company as a solvents recovery plant for a five year period ended in 1970 rests with the Company, Inmar and Marvin H. Mahan. Thereafter, the Company and Inmar brought third-party actions against, among others, the insurance companies which issued policies of comprehensive general liability insurance to them and to another operator of the site now in dissolution. Settlements with these insurers in 1995 resulted in payments to Transtech, Inmar and Marvin H. Mahan of a total of $4.075 million which was applied to the Company's, Inmar's and Marvin H. Mahan's liability to the AT&T Group. The Company believes that the terms of the settlements are no less favorable to the Company than could be obtained with non-affiliated parties.

      In December 1989, the Company and Inmar agreed to share equally certain expenses in connection with the AT&T Suit. As of December 31, 1992, the Company paid $514,000 towards such costs. Inmar has disputed which expenses are to be shared. Further, in April 1991, Marvin H. Mahan made a demand upon the Company for reimbursement of approximately $300,000 in costs which he incurred in connection with the AT&T Suit. The dispute concerning the shared expenses and Marvin H. Mahan's demand for reimbursement are subjects of the negotiations with Inmar discussed below.

      Pursuant to a December 1988 agreement with Tang Realty, Inc. ("Tang"), a corporation controlled by Marvin H. Mahan, in 1988, 1989 and 1990 the Company spent approximately $4.3 million for the remediation of a Piscataway, New Jersey site owned by Tang and operated by the Company for a limited period of time. In October 1990, the Company determined that it would no longer continue to contribute to the remediation of that site and in March 1991 the Company made a demand upon Tang for reimbursement of the amounts it had expended in connection with such remediation. In April 1991 Tang rejected the demand for reimbursement and demanded the Company resume the remediation. These demands are the subject of negotiations with Tang discussed below. One of the Company's wholly-owned subsidiaries, Kin-Buc, Inc. ("Kin-Buc"), leased from Inmar approximately 50 acres of land upon which a portion of the Kin-Buc landfill (the "Kin-Buc Landfill") is located. This lease ran to July 1995. The annual base rent of $162,500 had been waived by Inmar because the Kin-Buc Landfill was not operating. In April 1991, Inmar demanded that, in accordance with certain provisions of the Kin-Buc Lease, the Company indemnify Inmar and Marvin H. Mahan against liability for remediation of the leased tract, and pay Inmar $6.6 million in damages for loss of value of its adjoining property. The claim for damages is the subject of negotiations with Inmar discussed below.

      In 1988, Kin-Buc paid $1,200,000 to Inmar for clay to be used for the closure of the Kin-Buc Landfill. Under its agreement with Inmar, the Company has a right to a refund of the purchase price of the clay if it is unable to extract or use the clay. However, there is substantial uncertainty that the Company will be able to obtain a refund of the purchase price for the unused clay (see Part I, Item 3. Legal Proceedings - "As to the Clay Deposits").

      Since Marvin H. Mahan's retirement from the Company, it has provided Marvin H. Mahan the use of an automobile and contributed to the expenses of maintaining an office for his use including secretarial services. Such expenses totalled approximately $21,000 and $14,000 in 1997 and 1996, respectively. In addition, the Company agreed to pay $40,000 in 1997 toward legal fees incurred by Marvin H. Mahan with respect to litigation related to the Kin-Buc Landfill.

      The Company has been negotiating with Inmar, Tang and Marvin H. Mahan (collectively, the "Mahan Interests") toward a settlement of disputes with the Company mentioned above, namely Inmar's demand for damages for loss of value of property adjoining the Kin-Buc Landfill, the sharing of expenses of the AT&T Suit, and the reimbursement of remediation costs at the Tang site. Negotiations have recently broadened to include the Mahan Interests' joining in the settlement of the Fraudulent Conveyances Counterclaim, the satisfaction of Kin-Buc's $1.1 million judgment against Inmar and the Mahan Interests' cooperation in the prosecution of the suit against Transtech's insurers. Efforts to resolve all outstanding issues are continuing.

      On August 28, 1992, the Company made an advance of $10,000 to Robert V. Silva, President and Chairman of the Board of the Company. The advance was evidenced by an interest bearing note. The note and accrued interest thereon was repaid in full during 1996. On April 22, 1994 the Company made a loan of $75,000 to Mr. Silva evidenced by a note which bears interest at a floating prime rate plus 1% and is due and payable in as determined by the Board of Directors. A total of $101,000 was outstanding with respect to the loan, including interest, as of December 31, 1997.

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

                                    PART IV

PART IV, ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

      EXHIBITS

      The exhibits to this report are listed in the Exhibit Index on pages 35 to 39.

      REPORTS ON FORM 8-K

      The Company filed a report on Form 8-K dated December 23, 1997 to report the Company's execution of four agreements which settled lawsuits relating to the remediation of the landfill owned and operated by the Company's subsidiary, Kin-Buc, Inc. (see Part I, Item 3, Legal Proceedings).

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


Dated: March 30, 1998


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


/s/ Robert V. Silva                    March 30, 1998
--------------------------------
Robert V. Silva, President and
Chief Executive Officer
and Director


/s/ Andrew J. Mayer, Jr.               March 30, 1998
--------------------------------
Andrew J. Mayer, Jr.
Vice President-Finance, Chief
Financial Officer, Secretary and
Director

                                 EXHIBIT INDEX


Exhibit                                                             Sequential
No.                                                                  Page No.

 3       Articles of Incorporation and By-Laws:

 3(a) Articles of incorporation: Incorporated by reference to Exhibit 3(a) to the Company's Annual
         Report on Form 10-K for fiscal year ended
         December 31, 1989

 3(b)    By-laws:  Incorporated  by  reference  to
         Exhibit 3 (b) to the Company's Annual Report on Form 10-K for fiscal year ended December
         31, 1989

 3(c)    Amended and restated by-laws:  See "G" below

10       Material contracts:

10(a) Stock Purchase Agreement dated June 29, 1989 among the Company and the Tendering Shareholders, as therein defined: See "A" below

10(b)    Stock Option Cancellation Agreement dated June
         29, 1989 among the Company, Charles F. Trapp and Edward Egan: See "B" below

10(c) Purchase Agreement dated as of July 14, 1989 between The Tax Strategy Group, Inc. and the
         Company:  See "B" below

10(d)    Non-Negotiable, Non-Recourse Installment
         Promissory Note dated as of July 14, 1989 by the Company to The Tax Strategy Group, Inc.:
         See "B" below

10(e) Security Agreement dated as of July 14, 1989 between the Company and The Tax Strategy Group,
         Inc.: See "B" below

10(f)    Master Lease Agreement dated as of July 14,
         1989 between The Tax Strategy Group, Inc. and
         CLI Equity Resources XV, L.P. ("CLI"),
         assigned by CLI to the Company by Consent and Assignment Agreement dated as of July 14,
         1989:  See "B" below

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

10(ac)      Settlement Agreement and Release dated
            September 16, 1994 among Transtech Industries, Inc., and its subsidiaries and affiliates,

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

10 (az)     Settlement Agreement for Matters Relating to               40 - 63
            the Kin-Buc Landfill dated December 23, 1997 among Transtech Industries, Inc. and certain of its subsidiaries, Waste Management, Inc.
            and certain of its affiliates including SCA
            Services, Inc., Inmar Associates, Inc., Dock
            Watch Quarry, Inc., Marvin H. Mahan, Robert J.

                                                                    Sequential
Exhibit No.                                                          Page No.

Meagher, and Anthony Gaess

10 (ba)     Stipulation of Settlement and Release dated                64 - 71
            December 23, 1997 among Transtech Industries,
            Inc. and certain of its shareholders and former officers, Inmar Associates, Inc., Tang
            Realty, Inc., Waste Management, Inc. and certain of its affiliates including SCA
            Services, Inc.

11          Statement regarding computation of net loss                     72
            per share

13          Annual Report to Stockholders                             73 - 132

21          Subsidiaries of the Registrant                                 133

------------------------------------------------------------------------------


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