Form 10QSB
period 1998-03-31
TRANSTECH INDUSTRIES INC
filed 1998-05-14
CIK 87799

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           ___________

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998

                              or

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,829,190 shares of common stock, $.50 par value, outstanding as of March 31, 1998. In addition, at such date, the issuer held
1,885,750 shares of common stock, $.50 par value, in treasury.

Transitional Small Business Disclosure Format
(Check One): Yes     No  X
                                               Page 1 of 28 pages
                                         Exhibit index on page 27

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                            I N D E X

                                                          Page(s)
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

      Consolidated Balance Sheets as of March 31,
        1998 and December 31, 1997                         3 -  4

      Consolidated Statements of Operations for the
        Three Months Ended March 31, 1998 and 1997              5

      Consolidated Statements of Cash Flows for the
        Three Months Ended March 31, 1998 and 1997         6 -  7

      Notes to Consolidated Financial Statements           8 - 12

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations           13 - 20

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                 21 - 24

Item 6. Exhibits and Reports on Form 8-K                       25


SIGNATURES                                                     26

EXHIBIT INDEX                                                  27

EXHIBITS                                                       28

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)

                             ASSETS
                                       March 31,     December 31,
                                         1998            1997
                                      (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents            $   445         $   311
  Marketable securities                  2,357           2,610
  Accounts and notes receivable
    (net of allowance for doubtful
    accounts of $15)                       144             125
  Deferred income taxes                     30              30
  Prepaid expenses and other               356             331

      Total current assets               3,332           3,407

PROPERTY, PLANT AND EQUIPMENT
  Machinery and equipment                2,898           2,892
  Less accumulated depreciation         (2,757)         (2,742)
  Net property, plant and equipment        141             150

OTHER ASSETS
  Notes receivable                         175             178
  Assets held for sale                   1,313           1,581
  Receivable, clay deposit                 530             530
  Escrowed funds from sale of
    subsidiary                             828             817
  Deferred income taxes                    305             302
  Other                                     32              33

       Total other assets                3,183           3,441

TOTAL ASSETS                           $ 6,656         $ 6,998







         See Notes to Consolidated Financial Statements
                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

               CONSOLIDATED BALANCE SHEETS, Cont'd
                           (In $000's)

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                       March 31,    December 31,
                                         1998            1997
                                      (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt    $    22         $    22
  Accounts payable                         163             256
  Accrued income taxes and related
    interest                             4,140           4,192
  Accrued miscellaneous expenses           242             157

        Total current liabilities        4,567           4,627

OTHER LIABILITIES
  Long-term debt                            33              38
  Accrued remediation and closure
    costs                                2,133           2,135

        Total other liabilities          2,166           2,173

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.50 par value,
    10,000,000 shares authorized:
    4,714,940 shares issued              2,357           2,357
  Additional paid-in capital             1,516           1,516
  Retained earnings                      7,035           7,305
  Net unrealized gains on marketable
    securities                              29              34
        Subtotal                        10,937          11,212
  Treasury stock, at cost -
    1,885,750 shares                   (11,014)        (11,014)

        Total stockholders' equity
          (deficit)                        (77)            198

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)       $ 6,656         $ 6,998




         See Notes to Consolidated Financial Statements
                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)
                                     For the Three Months Ended
                                              March 31,
                                         1998           1997

REVENUES                                $  205         $  108

COST OF OPERATIONS
  Direct operating costs                   185            124
  Selling, general and
    administrative expenses                412            496
    Total cost of operations               597            620

INCOME (LOSS) FROM OPERATIONS             (392)          (512)

OTHER INCOME (EXPENSE)
  Investment income (loss)                  53             76
  Interest expense                          (2)            (2)
  Interest related to income taxes
    payable                                (88)           (44)
  Gain (loss) from sale of property         -              -
  Miscellaneous income (expense)            19             21
    Total other income (expense)           (18)            51

INCOME (LOSS) BEFORE INCOME TAXES
  (CREDIT)                                (410)          (461)

  Income taxes (credit)                   (140)            -

NET INCOME (LOSS)                       $ (270)        $ (461)

INCOME (LOSS) PER COMMON SHARE:

NET INCOME (LOSS)                        $(.10)         $(.16)

NUMBER OF SHARES USED IN
  CALCULATION                        2,829,190      2,829,090





         See Notes to Consolidated Financial Statements

                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

                PART I - FINANCIAL INFORMATION, Cont'd

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In $000's)
                              (Unaudited)
                                        For the Three Months Ended
                                                 March 31,
                                            1998           1997
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers           $  186         $  121
    Cash paid to suppliers and employees     (614)          (358)
    Interest and dividends received            43             68
    Interest paid                              (2)            (2)
    Other income received                      18             18
    Income taxes paid                          -             (14)
      Net cash provided by (used in)
        operating activities                 (369)          (167)

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale and maturity
      of marketable securities                247            918
    Purchase of marketable securities          -            (501)
    Purchase of property, plant and
      equipment                                (6)           (32)
    Proceeds from sale of property,
      plant and equipment                     267            149
    Collections of notes receivable             3             12
    Rent sharing payments from
      computer leases                          -              15
      Net cash provided by (used in)
        investing activities                  511            561

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt       (5)            (5)
    Payment of remediation and closure
      costs                                    (3)            (2)
      Net cash provided by (used in)
        financing activities                   (8)            (7)

  NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                               134            387
  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE YEAR                               311            260
  CASH AND CASH EQUIVALENTS AT END
    OF THE QUARTER                         $  445         $  647

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                           (In $000's)
                           (Unaudited)
                                        For the Three Months Ended
                                                 March 31,
                                            1998           1997
RECONCILIATION OF NET INCOME (LOSS)
 TO NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:
  NET INCOME (LOSS)                       $  (270)      $  (461)

  ADJUSTMENTS TO RECONCILE NET INCOME
   (LOSS) TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES:
    Depreciation and amortization              15            14
    Increase (decrease) in deferred
      income taxes                             (1)           -
    (Increase) decrease in assets:
      Accounts and notes receivable,
        trade-net                             (19)           20
      Prepaid expenses and other              (25)           98
      Escrowed funds from sale of subsidiary  (10)          (13)
    Increase (decrease) in liabilities:
      Accounts payable and accrued
        expenses                               (8)          145
      Accrued taxes and related interest      (51)           30

 NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                   $  (369)      $  (167)














         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1998
                           (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of this Form 10-QSB may wish to refer to the Company's Form 10-KSB for the year ended December 31, 1997 for further information.

     The financial information has been prepared in accordance with the Company's customary accounting practices except for certain reclassifications to the 1997 financial statements in order to conform to the presentation followed in preparing the 1998 financial statements. Quarterly financial information has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature except as disclosed herein.

NOTE 2 - MARKETABLE SECURITIES

     The Company classifies all equity securities and debt securities purchased with remaining maturities of less than two years as available-for-sale securities. Available-for-sale debt securities are carried at amortized cost, which approximates fair value because of their short term to maturity. At March 31, 1998, available-for-sale debt securities consisted of $2,276,000 of U.S. Government Securities with maturities through April 1999. Available-for-sale equity securities are carried at fair value as determined by quoted market prices. The portfolio of available-for-sale equity securities had a cost of $38,000 and a market value of $81,000 as of March 31, 1998. The aggregate excess of market value over cost of such securities as of March 31, 1998 of $43,000 is presented less deferred income taxes of $14,000 and included as a separate component of stockholders' equity. The excess of fair value over cost consisted of gross unrealized gains of $66,000 and gross unrealized losses of $23,000 as of March 31, 1998. The cost of marketable securities sold is determined on the specific identification method and realized gains and losses are reflected in income. Proceeds from sale of available-for-sale securities during the quarter ended March 31, 1998 amounted to $247,000. Dividend and interest income is accrued as earned.

NOTE 3 - ASSETS HELD FOR SALE

     Assets held for sale consist of real estate which is carried at a cost of $1,313,000 as of March 31, 1998. The real estate included in this category as of March 31, 1998 consists of approximately 430 acres in Deptford, N.J., including approximately 100 acres upon which a landfill owned and operated by the Company's subsidiary, Kinsley's Landfill, Inc., is situated. The Company is pursuing the disposition of these properties. However, based upon market conditions for real estate of this type the Company is unable to determine when such sales will be consummated.

     During March 1998, the Company sold approximately two acres of property in Readington Township, N.J., classified as assets held for sale, for net proceeds, after expenses, of $267,000. No gain or loss related to the sale has been reported since the proceeds approximated the carrying value of the property.

NOTE 4 - RECEIVABLE, CLAY DEPOSIT

     In 1988, Kin-Buc, Inc. ("Kin-Buc") purchased 150,000 cubic yards of clay for use in the closure of the Kin-Buc Landfill for $1.2 million from Inmar Associates, Inc. ("Inmar"), a corporation owned and controlled by a former principal shareholder, director and officer of the Company, and applied this amount against its accrual for remediation and closure costs. In 1992, the Company reclassified approximately $1.1 million of this accrual, representing the cost of the clay not required for such closure, to other long-term assets, recognizing the Company's plan to market the clay to third parties. Pursuant to the agreement for the purchase of the clay, Kin-Buc is entitled to a refund of the purchase price of clay it is unable to mine or can not use. In October 1996, the Company learned that Inmar had contracted to sell a substantial portion of its land, upon which a substantial portion of the clay is situated. In November 1996, Kin-Buc brought suit against Inmar and the prospective buyer. For a discussion of this suit, see Item 1 of Part II of this Form 10-QSB. In January 1997, the closing of the sale took place. In accordance with a court order entered in another suit against Inmar, the net proceeds of the sale were paid into the Court. These proceeds are substantially less than Kin-Buc's judgment against Inmar and Inmar may use the proceeds for other purposes if it obtains Court approval to do so.

     During the fourth quarters of 1997 and 1996, the Company charged $47,000 and $500,000, respectively, to operations to reduce the carrying value of this asset to management's best estimate of the values it may ultimately realize from resolution of these matters, considering the amount of the proceeds held by the Superior Court and assuming the Company will be able to recover such proceeds. There is no assurance that Kin-Buc will be permitted to draw against the proceeds in the Superior Court.

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

NOTE 6 - LONG-TERM DEBT

   At March 31, 1998, long-term debt consisted of the following (in
$000's):

        10.5% mortgage payable in                      $ 25
          installments through April 2000;
          secured by land and buildings
        Other                                            30
          Total long-term debt                           55
          Less: current portion                         (22)
                                                       $ 33

NOTE 7 - REMEDIATION AND CLOSURE COSTS

   The Company and certain subsidiaries were previously active in the resource recovery and waste management industries. These activities included the hauling of waste and the operation of three landfills. Although the sites are now closed, the Company continues to own and/or remediate two of the sites and has both incurred and accrued for the substantial costs associated therewith.

   The Company's accruals for closure and remediation activities equal the present value of its allocable share of the estimated future costs related to a site less funds held in trust for such purposes. Such estimates require a number of assumptions, and therefore may differ from the ultimate outcome. The costs of litigation associated with a site are expensed as incurred.

   As of March 31, 1998, the Company has accruals totalling $11.2 million for its estimated share of remediation and closure costs in regard to the Company's former landfill operations, $9.1 million of which is held in trusts and maintained by trustees for financing of the estimated $11.1 million required to fund the closure plan related to the landfill owned by the Company's subsidiary, Kinsley's Landfill, Inc.

     On December 23, 1997, the Company entered into four agreements which settled lawsuits related to the allocation of costs of remediation of the landfill in Edison, New Jersey owned and operated by Kin-Buc, Inc., a wholly-owned subsidiary of the Company, and which substantially relieved the Company from future obligation with respect to the site. The Kin-Buc Landfill ceased operations in 1977. The Company and other respondents have been remediating the Kin-Buc Landfill under an Amended Unilateral Administrative Order issued by the United States Environmental Protection Agency (the "EPA") in September 1990. In November 1992, EPA issued an Administrative Order for the remediation of certain areas neighboring the Kin-Buc Landfill.

     At December 31, 1996, Kin-Buc had accrued approximately $10,672,000 for its share of the costs of such remediation and closure. The Company has reversed the balance of such accrual as a result of the December 1997 settlements and recognized income of $10.6 million in the year ended December 31, 1997 due to the elimination of such accrual.

   The impact of future events or changes in environmental laws and regulations, which cannot be predicted at this time, could result in material increases in remediation and closure costs related to the Company's past waste related activities, possibly in excess of the Company's available financial resources. A significant increase in such costs could have a material adverse effect on the Company's financial position, results of operations and net cash flows.

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

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Results of Operations

   The three months ended March 31, 1998 compared to the three months ended March 31, 1997

   Consolidated revenues by business segment for the three months ended March 31, 1998 and 1997 were as follows (in $000):

                                     1998           1997

     Electricity Generation          $ 65           $ 81
     Environmental Services           244            261
     Intercompany                    (104)          (234)
       Total                         $205           $108

   Consolidated net revenues for the three months ended March 31, 1998 were $205,000, an increase of $97,000 or 90% compared to the same period of 1997.

   Revenues from the operation which generates electricity using methane gas as fuel were $65,000 for the three months ended March 31, 1998, a decrease of $16,000 or 20% compared to the same period of the prior year. The electricity generating facility consists of four diesel/generating units each capable of generating approximately 48,000 kwh/day at full capacity. Methane gas is a component of the landfill gas generated by a landfill site owned by the Company. Engineering studies indicate sufficient quantities of gas at the landfill to continue the operation of the facility for approximately 14 years. Electricity generated is sold pursuant to a long term contract with a local utility. Revenues are a function of the number of kilowatt hours sold, the rate received per kilowatt and capacity payments. The Company sold 2.6 million kwh during the three months ended March 31, 1998 compared to 2.7 million kwh sold in the same period of the prior year. The combined rate received per Kilowatt and capacity payment declined 16% in the current period when compared to the comparable period last year.

   The environmental services segment reported $244,000 of operating revenues for the three months ended March 31, 1998 (prior to elimination of intercompany sales) compared to $261,000 for 1997, a decrease of 7%. Approximately $104,000 or 43% of the environmental services segment's revenues for the period, compared to $234,000 or 90% for last year, were for services provided to other members of the consolidated group and therefore eliminated in consolidation. Third party sales during the period in 1998 and 1997 were $140,000 and $27,000, respectively. The increase in sales to third parties during 1998 was primarily due to commencement of a six month construction project during the second half of 1997.

     Consolidated direct operating costs for the three months ended March 31, 1998 were $185,000, an increase of $61,000 or 49% when compared to the same period in 1997. The costs of the electricity generating operation increased 3% for the three months ended March 31, 1998 when compared to the same period in 1997 due to an increase in repair and maintenance costs related to the electric generating equipment. Costs of the environmental services segment increased 132% overall due primarily to the increase in sales volume.

     Consolidated selling, general and administrative expenses for the three months ended March 31, 1998 were $412,000, a decrease of $84,000 from the same period in 1997. The decrease was primarily due to lower professional fees and expenses incurred with respect to the Company's environmental litigation. Professional fees and administrative costs are incurred in support of the Company's ongoing litigation, marketing and asset divestiture efforts (see Liquidity and Capital Resources - Liquidity).

   The Company's consolidated operating loss for the three months ended March 31, 1998 decreased to $392,000 from a loss of $512,000 for the same period in 1997.

   Consolidated investment income decreased by $23,000 to $53,000 for the three months ended March 31, 1998 from $76,000 for the comparable period last year.

   Consolidated interest expense of $2,000 for the three months ended March 31, 1998 was unchanged from the same period last year.

   Interest expense or credit reported as "Interest related to income taxes payable" represents the increase or decrease, respectively, in the amount of interest accrued on estimated income taxes payable as a result of the Company's tax litigation discussed below. Such interest expense for the three months ended March 31, 1998 was $88,000 versus $44,000 reported for the comparable period in 1997.
   Consolidated miscellaneous income for the three months ended March 31, 1998 decreased $2,000 to $19,000 when compared to the same period of 1997.

   The consolidated loss before income tax credits was $410,000 for the three months ended March 31, 1998, compared to a loss of $461,000 for the same period last year.

   Income tax credit for the three months ended March 31, 1998 equalled $140,000. No provision for taxes has been recognized for the same period of 1997.

   Consolidated net loss for the three months ended March 31, 1998 was $270,000 or $.10 per share, compared to net loss of $461,000, or $.16 per share, for the three months ended March 31, 1997.

Liquidity and Capital Resources

Liquidity

   Net cash used in operating activities for the three months ended March 31, 1998 increased to $369,000 from $167,000 when compared to the same period last year. Net cash provided by investing activities decreased for the current period to $511,000 from $561,000 reported for the same period of last year. The amount of cash used in financing activities increased to $8,000 from $7,000 for the same period last year. Funds held by the Company in the form of cash and cash equivalents decreased as of March 31, 1998 to $445,000 from $647,000 as of March 31, 1997. The sum of cash, cash equivalents and marketable securities as of March 31, 1998 decreased $1,203,000 to $2,802,000 when compared to March 31 of last year.

   Working capital deficit was $(1,235,000) and the ratio of current assets to current liabilities was .73 to 1 as of March 31, 1998, versus $(1,220,000) and .74 to 1 as of December 31, 1997.

     The Company faces significant short-term and long-term cash requirements for (i) federal and state income tax obligations discussed below, most of which will become due following the conclusion of litigation or a settlement with the Internal Revenue Service (the "Service") of the Company's tax liability for the years 1980 through 1991, (ii) funding its professional and administrative costs, and (iii) funding remediation costs associated with sites of past operations. In addition, the Company's past participation in the waste handling and disposal industries subjects the Company to future events or changes in environmental laws or regulations, which cannot be predicted at this time, which could result in material increases in remediation and closure costs, and other potential liabilities that may ultimately result in costs and liabilities in excess of its available financial resources.

     Although the Company has completed the sale of two business segments, one in each 1995 and 1996, and continues to pursue the sale of property held for sale and claims against insurance carriers for recoveries of past remediation costs, no assurance can be given that the timing and amount of the proceeds from such sources will be sufficient to meet the capital requirements of the Company as they come due. In addition, the Company cannot ascertain whether its remaining operations and funding sources will be adequate to satisfy its future capital requirements, including its anticipated tax liabilities. In the event of an unfavorable resolution of the tax and insurance litigation, or the proceeds of asset sales are insufficient to meet the Company's future capital requirements, including its tax liabilities, then, if other alternatives are unavailable at that time, the Company will be forced to consider a plan of liquidation of its remaining assets, whether through bankruptcy proceedings or otherwise.

Taxes

     As discussed in greater detail below, the Company is currently litigating with the Service in Tax Court over its tax liability for taxable years 1980-88. Certain issues from taxable years 1989-91 are also part of the Tax Court litigation because losses from those years were carried back to 1988. The Company estimates that after taking into account partial settlements that have been reached through January 22, 1998 of all but one of the adjustments asserted by the Service, and taking into account available net operating losses and tax credits as of March 31, 1998, approximately $3.4 million of federal income tax and $127,000 of state income tax and $8.1 million of federal interest, calculated through March 31, 1998, would be owed if the Company were unsuccessful in its defense of the remaining unsettled issue in the Tax Court litigation. (The tax liability estimates presented herein exclude penalties. The Service has conceded all of the penalties that it had asserted in the Tax Court litigation, but state tax authorities may assert that penalties are due.)

     In 1991, the Service asserted numerous adjustments to the tax liability of the Company and its subsidiaries for tax years 1980 through 1988, along with interest and penalties thereon. In 1993, after the conclusion of administrative proceedings, the Service issued a deficiency notice to the Company asserting adjustments to income of $33.3 million and a corresponding deficiency in federal income taxes of approximately $13.5 million, as well as penalties of $2.5 million and interest on the asserted deficiency and penalties. In addition, the Service challenged the carryback of losses incurred by the Company in taxable years 1989 through 1991, thereby bringing those years, which had been the subject of an ongoing audit, into the deficiency notice. In 1994, the Company filed a petition with the Tax Court contesting many of the adjustments asserted in the deficiency notice. On June 5, 1995, August 14, 1995, March 7, 1996, July 31, 1996 and January 22, 1998,
respectively, the Company and the Service executed a stipulation of partial settlement, first, second and third revised stipulations for partial settlement, and a supplement to the third revised stipulation of settlement. These partial settlements resolved all but one of the adjustments asserted in the deficiency notice.

     Taking into account the settlements to date, the Company has accepted approximately $5.9 million of the $33.3 million of total adjustments to income asserted by the Service for the 1980-88 period. Many of the adjustments accepted by the Company relate to issues on which the Service would likely have prevailed in Tax Court. The Service has conceded adjustments totalling $26.7 million of taxable income and $2.5 million of penalties, leaving only one issue, involving several taxable years, unresolved from the 1980-88 period. The Company cannot predict the outcome of further settlement negotiations or litigation with the Service over the one remaining issue.

     All of the adjustments from the 1989-91 period were settled in the revised stipulations of partial settlement, except for the adjustment relating to computer equipment acquired in 1989. The computer leasing issue was settled in the supplement to the third stipulation of settlement that was executed on January 22, 1998. The computer equipment issue was resolved by the Company agreeing to the disallowance of approximately $3.8 million of deductions for 1989 and no other adjustments to deductions or income in respect of the computer equipment transaction for 1989 or subsequent years.

     The Company has net operating loss and tax credit carryforwards that will partly offset the tax liability resulting from the settled adjustments to taxable income. Taking into account such carryforwards, the estimated federal income tax and interest that is owed on account of the settlements reached to date is approximately $4,014,000, with interest through March 31, 1998 ($1,672,000 of taxes and $2,342,000 of interest). The settlements also will result in approximately $237,000 of state income tax (not including penalties and penalty interest that may be assessed) $110,000 of which was paid to one state during the second quarter of 1996. This state had a tax amnesty program in effect pursuant to which all interest and penalties for back taxes were waived upon payment of the tax liability. In conjunction with the $110,000 payment, the Company reversed approximately $240,000 of interest that was previously accrued on the $110,000 tax liability. Payment of the federal tax liability and the remaining state tax liability from both the settled issues and the remaining unsettled issue will be due after the conclusion of the Tax Court case. The above $4,014,000 estimated tax liability to be paid at that time (plus additional interest from April 1, 1998 forward) exceeds the Company's current liquid assets (i.e., cash and marketable securities).

     The remaining issue in the case relates to the timing of significant deductions that were taken by the Company for certain landfill closing costs in several taxable years from the 1980-88 period. The incremental amount of federal income tax and interest that the Company would owe if it were unsuccessful in its defense of this issue from the 1980-88 period is approximately $1.7 million of federal income taxes and $5.8 million of interest, calculated through March 31, 1998. (This is in addition to the tax of $1.7 million and interest of $2.3 million, discussed above, that the Company owes as a result of the partial settlements entered into to date.) No additional state income tax or interest is anticipated on account of the remaining unsettled issue.

Remediation and Closure Costs

     As of March 31, 1998, the Company has accrued $11.2 million for its estimated share of remediation and closure costs related to the Company's former landfill and waste handling operations. Approximately $9.1 million is held in trust and maintained by trustees for the post-closure activities of one site located in Deptford, New Jersey (see Note 7 to the Company's Consolidated Financial Statements).

     On December 23, 1997, the Company entered into four agreements which settled lawsuits related to the allocation of costs of remediation of the Kin-Buc Landfill and substantially relieved the Company from future obligation with respect to the site. The Company and other responsible parties have been remediating the Kin-Buc Landfill, located in Edison, New Jersey, under an Amended Unilateral Administrative Order issued by the United States Environmental Protection Agency ("EPA") in September 1990. In November 1992, EPA issued an Administrative Order for the remediation of certain areas neighboring the Kin-Buc Landfill. The Company initiated a suit in 1990 against generators and transporters of waste deposited at a site with the intent of obtaining contribution toward the cost of remediation.

     The Company carried an accrued remediation liability of approximately $10 million related to the Kin-Buc Landfill, essentially all of which has been reversed as a result of the settlements described above. The Company recognized income in an amount equal to the reduction of such accrued remediation liability in the year ended December 31, 1997.

     The substantial expense of the Company's prosecution and defense of claims in the litigation relating to the Kin-Buc Landfill as well as the substantial expense of the Company's efforts in respect to the settlements described above, which the Company has incurred through 1997, will no longer be borne by the Company. There may be some continuing expenses in respect of the Kin-Buc Landfill, but not of the magnitude experienced in the past.

Assets Held for Sale/Claims for Past Remediation Costs

     Assets held for sale consist of real estate and certain equipment remaining from the alkali products segment which are carried at a cost of $1,313,000 and $1,581,000 as of March 31, 1998 and December 31, 1997, respectively. The real estate included in this category as of December 31, 1997 consisted of approximately 430 acres located in Deptford, N.J. (including approximately 100 acres upon which the landfill owned and operated by the Company's subsidiary Kinsley's Landfill, Inc. is situated) and approximately two acres located in Readington Township, N.J. During the fourth quarter of 1997 the Company charged $33,000 to operations to reduce the carrying value of the Readington Township, N.J. property to $268,000, the approximate proceeds received by the Company from the March 1998 sale of such property. The Company is actively pursuing the disposition of the remaining properties. However, based upon market conditions for real estate of this type the Company is unable to determine when such sales will ultimately be consummated.

     In 1995, the Company commenced suit to obtain indemnification from its excess insurers during the period 1965 through 1986 against costs incurred in connection with the remediation of the Kin-Buc Landfill, a site located in Piscataway, N.J., and for the defense of litigation related thereto. The defendant insurers, which include various London and London Market insurance companies, First State Insurance Company and International Insurance Company, have answered the complaint against them and discovery is proceeding. All of the policies of excess insurance issued by the defendant insurers cover Transtech, its present subsidiaries and former subsidiaries, some of which Transtech no longer controls. They also cover companies presently or formerly owned or controlled by a former principal shareholder, director and officer of the Company.

     The Company can not assure that the timing and amount of the net proceeds from the sale of such assets held for sale and the successful litigation or settlement of the insurance claims will be sufficient to meet the capital requirements of the Company discussed above.

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                   PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     In 1988, the Company's subsidiary, Kin-Buc, Inc. ("Kin-Buc") purchased 150,000 cubic yards of clay for use in the closure of the Kin-Buc Landfill for $1.2 million from Inmar Associates, Inc. ("Inmar"), a corporation owned and controlled by Marvin H. Mahan, a former principal shareholder, director and officer of the Company. The agreement for the purchase of the clay provided that Kin-Buc would be entitled to a refund of the purchase price of clay it was unable to use. The Company used a small portion of the clay for the closure of the Kin-Buc Landfill and was planning to sell the remainder to third parties.

     In May 1996, Inmar applied to the Superior Court, Essex County, New Jersey for an order vacating a 1983 order of that Court entered in a suit against Inmar entitled State of New Jersey, Department of Environmental Protection v. Inmar Associates et al., Docket No. C-1852-83E. That order prohibited Inmar from selling any of its real property until all of Inmar's and Mahan's obligations for the environmental cleanup of a Carlstadt, New Jersey Superfund Site are fulfilled. In August 1996, the Superior Court denied Inmar's application but permitted it to reapply for relief from the 1983 order in respect of any specific sale of real property.

     In October 1996, Kin-Buc learned that Inmar had contracted to sell a substantial portion of its land, upon which a substantial amount of the clay is situated, to Edison Expansion, Inc. ("Expansion"), an unrelated company. In November 1996, Inmar reapplied to the Superior Court for permission to consummate the
sale to Expansion.   At the same time, Kin-Buc brought suit
entitled Kin-Buc, Inc. v. Inmar Associates, Inc. and Edison Expansion, Inc., Docket No. MRS-C-249-96, in Superior Court, Morris County, New Jersey against Inmar and Expansion for, among other things, a declaratory judgment that Kin-Buc's rights in the clay would survive a sale of the property to Expansion, and, alternatively, a money judgment against Inmar. Inmar's reapplication for relief from the 1983 order had been moved, on the Court's motion, to the Superior Court, Morris County, where Kin-Buc's action was pending. In December 1996, Kin-Buc also filed a lis pendens against the property.

     In December 1996, the Superior Court agreed to permit Inmar to sell the land under contract to Expansion, but ordered that the net proceeds of the sale be paid into the Superior Court to secure the fulfillment of any Carlstadt cleanup obligations which Inmar

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                   PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS Cont'd

and Mahan may be held liable to perform. The December 1996 order also permitted Inmar to apply to the Superior Court for permission to withdraw funds on deposit with the Court for other purposes. Inmar appealed this order to the Appellate Division of the Superior Court.

     In December 1996, Expansion obtained a discharge of Kin-Buc's lis pendens, and a closing of the sale of the land to Expansion took place in January 1997. The net proceeds of the sale, totalling approximately $530,000, were paid into the Superior Court pending the outcome of Inmar's appeal. In March 1997, the Superior Court denied Kin-Buc's request that the net proceeds be dedicated to the payment of whatever money judgment Kin-Buc might obtain against Inmar, but agreed that Kin-Buc could reapply for such relief when and if it obtained such a judgment.

     In June 1997, Kin-Buc requested the entry of a default against Inmar for its failure to answer Kin-Buc's complaint, and in August 1997, Kin-Buc obtained such a judgment in the amount of approximately $1.1 million. In October 1997, the Superior Court granted summary judgment to Expansion, dismissing Kin-Buc's suit for a declaratory judgment that Kin-Buc's rights to the clay survived the sale of the land to Expansion. Kin-Buc did not appeal this decision.

     In April 1998, the Appellate Division of the Superior Court ruled on Inmar's appeal of the December 1996 order. Referring to a specific section of the State's environmental laws, the Appellate Division remanded Inmar's application for relief from the 1983 order for consideration of whether four specific methods of securing the fulfillment of cleanup obligations set forth in that section are the only permissible methods of securing such obligations.

     There is substantial uncertainty that Inmar is financially capable of responding to Kin-Buc's judgment against it, and there is no assurance that, whatever the decision of the Superior Court as to the disposition of the net proceeds of the sale of Inmar's land, Kin-Buc will be permitted to satisfy its judgment, in part, out of such proceeds.

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

     The Service's audit of the Company's 1989-91 federal income tax returns, resulted in the Service's challenging the deductions claimed by the Company in connection with its investment in computer equipment under lease. The Service also asserted a number of smaller adjustments which were settled in 1995 and 1996.

     The stipulation of settlement executed on January 22, 1998 resolved the computer equipment issue by the Company's agreeing to the disallowance of approximately $3.8 million of deductions for 1989 and no other adjustments to deductions and income in respect of the computer equipment transaction for 1989 or subsequent years.

     The remaining issue in the case relates to the timing of significant deductions taken by the Company for certain landfill closing costs in several taxable years from the 1980-88 period. The Company cannot predict the outcome of further settlement negotiations or litigation with the Service over the remaining issue. See Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the impact of the tax litigation on the Company's capital resources.

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                   PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS Cont'd

     The Company is a party to other pending legal proceedings, all of which have been reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997. Reference is made thereto for a description of such litigation.

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

               PART II - OTHER INFORMATION, Cont'd


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibits

      Exhibit 11 - Computation of Earnings (Loss) Per Common Share

      Exhibit 27 - Financial Data Schedule

  b) Reports on Form 8-K

          The Company filed a report on Form 8-K dated January 22, 1998 to report the execution of a supplement to the Third Revised Stipulation of Settled Issues with the Internal Revenue Service thereby agreeing to settle one of the two remaining issues in the Company's ongoing litigation with the Internal Revenue Service.

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  May 14, 1998          By:  /s/ Robert V. Silva
                                  Robert V. Silva, President
                                  and Chief Executive Officer


                                              and


Date:  May 14, 1998          By:  /s/ Andrew J. Mayer, Jr.
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                          EXHIBIT INDEX

EXHIBIT                                                    PAGE
  NO.                                                       NO.

 11     Computation of Earnings (Loss) Per Common Share     28

 27     Financial Data Schedule                             N/A