Form 10QSB
period 1998-06-30
TRANSTECH INDUSTRIES INC
filed 1998-08-14
CIK 87799

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           -----------

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1998

                              or

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

                         (732) 981-0777
                   (Issuer's telephone number)

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,829,190 shares of common stock, $.50 par value, outstanding as of June 30, 1998. In addition, at such date, the issuer held 1,885,750 shares of common stock, $.50 par value, in treasury.

Transitional Small Business Disclosure Format
(Check One): Yes     No  X



                               Page 1 of 30 pages
                            Exhibit index on page 30

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED June 30, 1998

                            I N D E X

                                                                  Page(s)
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

      Consolidated Balance Sheets as of June 30,
        1998 and December 31, 1997                                 3 -  4

      Consolidated Statements of Operations for the
        Six Months Ended June 30, 1998 and 1997                         5

      Consolidated Statements of Operations for the
        Three Months Ended June 30, 1998 and 1997                       6

      Consolidated Statements of Cash Flows for the
        Six Months Ended June 30, 1998 and 1997                    7 -  8

      Notes to Consolidated Financial Statements                   9 - 13

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations                   14 - 24



PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                         25 - 27

Item 6. Exhibits and Reports on Form 8-K                               28


SIGNATURES                                                             29

EXHIBIT INDEX                                                          30

EXHIBITS                                                               31

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES


                 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)

                             ASSETS

                                       June 30,     December 31,
                                         1998            1997
                                      (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents            $   874         $   311
  Marketable securities                  1,598           2,610
  Accounts and notes receivable
    (net of allowance for doubtful
    accounts of $15)                       166             125
  Deferred income taxes                     30              30
  Prepaid expenses and other               359             331
                                         -----           -----

      Total current assets               3,027           3,407
                                         -----           -----

PROPERTY, PLANT AND EQUIPMENT
  Machinery and equipment                2,896           2,892
  Less accumulated depreciation         (2,771)         (2,742)
                                         -----           -----
  Net property, plant and equipment        125             150
                                         -----           -----

OTHER ASSETS
  Notes receivable                         173             178
  Assets held for sale                   1,313           1,581
  Receivable, clay deposit                 530             530
  Escrowed funds from sale of
    subsidiary                             838             817
  Deferred income taxes                    305             302
  Other                                     31              33
                                         -----           -----

       Total other assets                3,190           3,441
                                         -----           -----

TOTAL ASSETS                           $ 6,342         $ 6,998
                                         =====           =====








         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

               CONSOLIDATED BALANCE SHEETS, Cont'd
                           (In $000's)


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                       June 30,    December 31,
                                         1998            1997
                                      (Unaudited)

CURRENT LIABILITIES
  Current portion of long-term debt    $    24         $    22
  Accounts payable                         166             256
  Accrued income taxes and related
    interest                             4,099           4,192
  Accrued miscellaneous expenses           215             157
                                        ------          ------

        Total current liabilities        4,504           4,627
                                        ------          ------

OTHER LIABILITIES
  Long-term debt                            27              38
  Accrued remediation and closure
    costs                                2,135           2,135
                                        ------          ------

        Total other liabilities          2,162           2,173
                                        ------          ------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.50 par value,
    10,000,000 shares authorized:
    4,714,940 shares issued              2,357           2,357
  Additional paid-in capital             1,516           1,516
  Retained earnings                      6,793           7,305
  Net unrealized gains on marketable
    securities                              24              34
                                        ------          ------
        Subtotal                        10,690          11,212
  Treasury stock, at cost -
    1,885,750 shares                   (11,014)        (11,014)
                                        ------          ------

        Total stockholders' equity
          (deficit)                       (324)            198
                                        ------          ------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)       $ 6,342         $ 6,998
                                        ======          ======






       See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)


                                      For the Six Months Ended
                                              June 30,
                                         1998            1997
                                        ------          -----


REVENUES                                $  405         $  202
                                         -----          -----

COST OF OPERATIONS
  Direct operating costs                   320            179
  Selling, general and
    administrative expenses                824          1,046
                                         -----          -----
    Total cost of operations             1,144          1,225
                                         -----          -----

INCOME (LOSS) FROM OPERATIONS             (739)        (1,023)
                                         -----          -----

OTHER INCOME (EXPENSE)
  Investment income (loss)                 104            144
  Interest expense                          (3)            (3)
  Interest related to income taxes
    payable                               (171)          (378)
  Gain (loss) from sale of property         (1)           (36)
  Miscellaneous income (expense)            35             40
                                         -----          -----
    Total other income (expense)           (36)          (233)
                                         -----          -----

INCOME (LOSS) BEFORE INCOME TAXES
  (CREDIT)                                (775)        (1,256)

  Income taxes (credit)                   (263)            -
                                         -----          ----

NET INCOME (LOSS)                       $ (512)       $(1,256)
                                         =====          =====

INCOME (LOSS) PER COMMON SHARE:

NET INCOME (LOSS)                        $(.18)         $(.44)
                                         ======         ======

NUMBER OF SHARES USED IN
  CALCULATION                        2,829,190      2,829,090







       See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)


                                     For the Three Months Ended
                                              June 30,
                                         1998           1997
                                        ------         -----

REVENUES                                $  200         $   94
                                         -----          -----

COST OF OPERATIONS
  Direct operating costs                   135             55
  Selling, general and
    administrative expenses                412            550
                                         -----          -----
    Total cost of operations               547            605
                                         -----          -----

INCOME (LOSS) FROM OPERATIONS             (347)          (511)
                                         -----          -----

OTHER INCOME (EXPENSE)
  Investment income (loss)                  51             68
  Interest expense                          (1)            (1)
  Interest related to income taxes
    payable                                (83)          (334)
  Gain (loss) from sale of property         (1)           (36)
  Miscellaneous income (expense)            16             19
                                         -----          -----
    Total other income (expense)           (18)          (284)
                                         -----          -----

INCOME (LOSS) BEFORE INCOME TAXES
  (CREDIT)                                (365)          (795)

  Income taxes (credit)                   (123)            -
                                         -----          ----

NET INCOME (LOSS)                       $ (242)        $ (795)
                                         =====          =====

INCOME (LOSS) PER COMMON SHARE:

NET INCOME (LOSS)                        $(.08)         $(.28)
                                         ======         ======

NUMBER OF SHARES USED IN
  CALCULATION                        2,829,190      2,829,090






         See Notes to Consolidated Financial Statements

                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

                PART I - FINANCIAL INFORMATION, Cont'd

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In $000's)
                              (Unaudited)


                                           For the Six Months Ended
                                                   June 30,
                                              1998           1997
                                             ------         -----
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers           $   364        $   222
    Cash paid to suppliers and employees    (1,175)        (1,018)
    Interest and dividends received             91            141
    Interest paid                               (3)            (3)
    Other income received                       33             40
    Income taxes paid                           -             (14)
                                             -----          -----
      Net cash provided by (used in)
        operating activities                  (690)          (632)
                                             -----          -----

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale and maturity
      of marketable securities               1,000          1,981
    Purchase of marketable securities           -            (501)
    Purchase of property, plant and
      equipment                                 (4)           (32)
    Proceeds from sale of property,
      plant and equipment                      267            858
    Collections of notes receivable              6             80
    Rent sharing payments from
      computer leases                           -              39
                                             -----          -----
      Net cash provided by (used in)
        investing activities                 1,269          2,425
                                             -----          -----

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt       (11)            (9)
    Payment of remediation and closure
      costs                                     (5)            (5)
                                             -----          -----
      Net cash provided by (used in)
        financing activities                   (16)           (14)
                                             -----          -----

  NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                563          1,779
  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE YEAR                                311            260
                                             -----          -----
  CASH AND CASH EQUIVALENTS AT END
    OF THE QUARTER                          $  874         $2,039
                                             =====          =====

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                           (In $000's)
                           (Unaudited)


                                        For the Six Months Ended
                                                 June 30,
                                            1998           1997
                                           ------         -----
RECONCILIATION OF NET INCOME (LOSS)
 TO NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:

  NET INCOME (LOSS)                       $  (512)      $(1,256)


  ADJUSTMENTS  TO RECONCILE  NET
   INCOME (LOSS) TO NET CASH PROVIDED
   BY (USED IN) OPERATING ACTIVITIES:

    Depreciation and amortization              29            27
    (Gain) loss on sale of property,
      plant and equipment                       -            36
    Increase (decrease) in deferred
      income taxes                              3          (712)
    (Increase) decrease in assets:
      Accounts and notes receivable,
       -net                                   (41)           39
      Prepaid expenses and other              (23)           83
      Escrowed funds from sale of
       subsidiary                             (21)          (23)
    Increase (decrease) in liabilities:
      Accounts payable and accrued
        expenses                              (33)           96
      Accrued income taxes and related
            interest                          (92)        1,078
                                            -----         -----

 NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                   $  (690)      $  (632)
                                             =====         =====












         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1998
                           (Unaudited)


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

NOTE 2 - MARKETABLE SECURITIES

         The Company classifies all equity securities and debt securities purchased with remaining maturities of less than two years as available-for-sale securities. Available-for-sale debt securities are carried at amortized cost, which approximates fair value because of their short term to maturity. At June 30, 1998, available-for-sale debt securities consisted of $1,522,000 of U.S. Government Securities with maturities through April 1999. Available-for-sale equity securities are carried at fair value as determined by quoted market prices. The portfolio of available- for-sale equity securities had a cost of $38,000 and a market value of $76,000 as of June 30, 1998. The aggregate excess of market value over cost of such securities as of June 30, 1998 of $38,000 is presented as a separate component of stockholders' equity less deferred income taxes of $14,000. The excess of fair value over cost consisted of gross unrealized gains of $62,000 and gross unrealized losses of $24,000 as of June 30, 1998. The cost of marketable securities sold is determined on the specific identification method and realized gains and losses are reflected in income. Proceeds from sale of available-for-sale securities during the six months ended June 30, 1998 amounted to $1,000,000. Dividend and interest income is accrued as earned.

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     PART I - FINANCIAL INFORMATION, Cont'd

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd


NOTE 3 - ASSETS HELD FOR SALE

         Assets held for sale consist primarily of real estate which is carried at a cost of $1,313,000 as of June 30, 1998. The real estate included in this category as of June 30, 1998 consists of approximately 430 acres in Deptford, N.J., including approximately 100 acres upon which a landfill owned and previously operated by the Company's subsidiary, Kinsley's Landfill, Inc., is situated. The Company is pursuing the disposition of these properties. However, based upon market conditions for real estate of this type, the Company is unable to determine when such sales will be consummated.

         During March 1998, the Company sold approximately two acres of property in Readington Township, N.J., classified as assets held for sale, for net proceeds, after expenses, of $267,000. No gain or loss related to the sale has been reported since the proceeds approximated the carrying value of the property.



NOTE 4 - RECEIVABLE, CLAY DEPOSIT

         In 1988, Kin-Buc, Inc. ("Kin-Buc") purchased 150,000 cubic yards of clay for use in the closure of the Kin-Buc Landfill for $1.2 million from Inmar Associates, Inc. ("Inmar"), a corporation owned and controlled by a former principal shareholder, director and officer of the Company, and applied this amount against its accrual for remediation and closure costs. In 1992, the Company reclassified approximately $1.1 million of this accrual, representing the cost of the clay not required for such closure, to other long-term assets, recognizing the Company's plan to market the clay to third parties. Pursuant to the agreement for the purchase of the clay, Kin-Buc is entitled to a refund of the purchase price of clay it is unable to mine or can not use. In October 1996, the Company learned that Inmar had contracted to sell a substantial portion of its land, upon which a substantial portion of the clay is situated. In November 1996, Kin-Buc brought suit against Inmar and the prospective buyer. For a discussion of this suit, see Item 1 of Part II of this Form 10-QSB. In January 1997, the closing of the sale took place. In accordance with a court order entered in another suit against Inmar, the net proceeds of the sale were paid into the Court. In August 1998, in response to an application made by Inmar, the Court terminated the order which mandated the payment of the proceeds into the
Court. However, the proceeds   presently  remain  deposited  with  the  Court.
These  proceeds  are substantially less than Kin-Buc's judgment against Inmar.

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     PART I - FINANCIAL INFORMATION, Cont'd

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd




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

NOTE 6 - LONG-TERM DEBT

   At June 30, 1998, long-term debt consisted of the following (in $000's):


        10.5% mortgage payable in                      $ 22
          installments through April 2000;
          secured by land and buildings
        Other                                            29
                                                         --
          Total long-term debt                           51
          Less: current portion                          24
                                                         --
                                                       $ 27
                                                       ====

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     PART I - FINANCIAL INFORMATION, Cont'd

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd



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

         As of June 30, 1998, the Company has accruals totalling $11.3 million for its estimated share of remediation and closure costs in regard to the Company's former landfill operations, $9.2 million of which is held in trusts and maintained by trustees for financing of the estimated $11.2 million required to fund the closure plan related to the landfill owned by the Company's subsidiary, Kinsley's Landfill, Inc.

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

         At December 31, 1996, Kin-Buc had accrued approximately $10.7 million for its share of the costs of such remediation and closure. The Company has reversed the balance of such accrual as a result of the December 1997 settlements and recognized income of $10.6 million in the year ended December 31, 1997 due to the elimination of such accrual.

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     PART I - FINANCIAL INFORMATION, Cont'd

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd

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

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         The six months ended June 30, 1998 compared to the six months ended June 30, 1997

         Consolidated revenues by business segment for the six months ended June 30, 1998 and 1997 were as follows (in $000):

                                     1998           1997
                                     ----           ----

     Electricity Generation          $134           $152
     Environmental Services           506            502
                                      ---            ---
       Subtotal                       640            654
     Intercompany                    (235)          (452)
                                      ---            ---
       Total                         $405           $202
                                      ===            ===

         Consolidated net revenues for the six months ended June 30, 1998 were $405,000, an increase of $203,000 or 100% compared to the same period of 1997.

         Revenues from the operation which generates electricity using methane gas as fuel were $134,000 for the six months ended June 30, 1998, a decrease of $18,000 or 12% compared to the same period of the prior year. The electricity generating facility consists of four diesel/generating units each capable of generating approximately 48,000 kwh/day at full capacity. Methane gas is a component of the landfill gas generated by a landfill site owned by the Company. Engineering studies indicate sufficient quantities of gas at the landfill to continue the operation of the facility for approximately 14 years. Electricity generated is sold pursuant to a long term contract with a local utility. Revenues are a function of the number of kilowatt hours sold, the rate received per kilowatt and capacity payments. The Company sold 5.0 million kwh during the six months ended June 30, 1998 compared to 5.4 million kwh sold in the same period of the prior year. The combined rate received per Kilowatt and capacity payment declined 5% in the current period when compared to the comparable period last year.

         The environmental services segment reported $506,000 of gross operating revenues for the six months ended June 30, 1998 (prior to elimination of intercompany sales) compared to $502,000 for 1997, an increase of 1%. Approximately $235,000 or 46% of the environmental services segment's revenues for the period, compared

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     PART I - FINANCIAL INFORMATION, Cont'd

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd



to $452,000 or 90% for last year, were for services provided to other members of the consolidated group and therefore eliminated in consolidation. Third party sales during the period in 1998 and 1997 were $271,000 and $50,000, respectively. The increase in sales to third parties during 1998 was primarily due to commencement of a six month construction project during the second half of 1997.

         Consolidated direct operating costs for the six months ended June 30, 1998 were $320,000, an increase of $141,000 or 79% from $179,000 for the same period in 1997. The costs of the electricity generating operation increased 5% for the six months ended June 30, 1998 when compared to the same period in 1997 due to an increase in repair and maintenance costs related to the electric generating equipment. Costs of the environmental services segment increased 122% overall due primarily to the increase in sales volume.

         Consolidated selling, general and administrative expenses for the six months ended June 30, 1998 were $824,000, a decrease of $222,000 or 21% from $1,046,000 for the same period in 1997. The decrease was primarily due to lower professional fees and expenses incurred with respect to the Company's environmental litigation. Significant professional fees and administrative costs are incurred in support of the Company's ongoing litigation, marketing and asset divestiture efforts (see Liquidity and Capital Resources Liquidity).

         The Company's consolidated operating loss for the six months ended June 30, 1998 decreased to $739,000 from a loss of $1,023,000 for the same period in 1997.

         Consolidated investment income decreased by $40,000 to $104,000 for the six months ended June 30, 1998 from $144,000 for the comparable period last year.

         Consolidated interest expense of $3,000 for the six months ended June 30, 1998 was unchanged from $3,000 the same period last year.

         Interest expense reported as "Interest related to income taxes payable" represents the increase in the amount of interest accrued on estimated income taxes payable as a result of the Company's tax

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     PART I - FINANCIAL INFORMATION, Cont'd


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd



litigation discussed below. Such interest expense for the six months ended June 30, 1998 was $171,000 versus $378,000 reported for the comparable period in 1997.

         The consolidated gain (loss) on sale of property for the six months ended June 30, 1997 includes a loss of $64,000 with respect to the sale in May 1997 of approximately 95 acres of property. The gain (loss) on sale of property reported for the six months ended June 30, 1997 also includes $28,000 of deferred income associated with a 1992 installment sale of real property.

         Consolidated miscellaneous income for the six months ended June 30, 1998 decreased $5,000 to $35,000 when compared to the same period of 1997.

         The consolidated loss before income tax credits was $775,000 for the six months ended June 30, 1998, compared to a loss of $1,256,000 for the same period last year.

         Income tax credit for the six months ended June 30, 1998 equalled $263,000. No provision for taxes has been recognized for the same period of 1997.

         Consolidated net loss for the six months ended June 30, 1998 was $512,000 or $.18 per share, compared to net loss of $1,256,000, or $.44 per share, for the six months ended June 30, 1997.

         The three months ended June 30, 1998 compared to the three months ended June 30, 1997

         Consolidated revenues by business segment for the three months ended June 30, 1998 and 1997 were as follows (in $000):


                                     1998           1997
                                     ----           ----

     Electricity Generation          $ 69           $ 91
     Environmental Services           262            241
                                      ---            ---
       Subtotal                       331            312

     Intercompany                    (131)          (218)
                                      ---            ---
       Total                         $200           $ 94
                                      ===            ===

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     PART I - FINANCIAL INFORMATION, Cont'd


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd



         Consolidated net revenues for the three months ended June 30, 1998 were $200,000, an increase of $106,000 or 113% compared to the same period of 1997.

         Revenues from the operation which generates electricity using methane gas as fuel were $69,000 or the three months ended June 30, 1998, a decrease of $2,000 or 3% compared to the same period of the prior year. The Company sold 2.4 million kwh during the three months ended June 30, 1998 compared to 2.7 million kwh sold in the same period of the prior year. The combined rate received per Kilowatt and capacity payment increased 8% in the current period when compared to the comparable period last year.

         The environmental services segment reported $262,000 of gross operating revenues for the three months ended June 30, 1998 (prior to elimination of intercompany sales) compared to $241,000 for 1997, an increase of 9%. Approximately $131,000 or 50% of the environmental services segment's revenues for the period, compared to $218,000 or 89% for last year, were for services provided to other members of the consolidated group and therefore eliminated in consolidation. Third party sales during the period in 1998 and 1997 were $131,000 and $23,000, respectively.

         Consolidated direct operating costs for the three months ended June 30, 1998 were $135,000 an increase of $80,000 or 145% when compared to $55,000 for the same period in 1997. The costs of the electricity generating operation decreased for the three months ended June 30, 1998 when compared to the same period in 1997 due to decrease in repair and maintenance costs related to the electric generating equipment. Costs of the environmental services segment increased due primarily to the increase in sales volume.

         Consolidated selling, general and administrative expenses for the three months ended June 30, 1998 were $412,000, a decrease of $138,000 from $550,000 for the same period in 1997. The decrease was primarily due to lower professional fees and expenses incurred with respect to the Company's environmental litigation.

         The Company's consolidated operating loss for the three months ended June 30, 1998 decreased to $347,000 from a loss of $511,000 for the same period in 1997.

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     PART I - FINANCIAL INFORMATION, Cont'd


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd



         Consolidated investment income decreased by $17,000 to $51,000 for the three months ended June 30, 1998 from $68,000 for the comparable period last year.

         Consolidated interest expense of $1,000 for the three months ended June 30, 1998 was unchanged from the same period last year.

         Interest expense reported as "Interest related to income taxes payable" for the three months ended June 30, 1998 was $83,000 versus $334,000 reported for the comparable period in 1997.

         The consolidated gain (loss) on sale of property for the three months ended June 30, 1997 includes a loss of $64,000 with respect to the sale in May 1997 of approximately 95 acres of property. The gain (loss) on sale of property reported for the three months ended June 30, 1997 also includes $28,000 of deferred income associated with a 1992 installment sale of real property.

         Consolidated miscellaneous income for the three months ended June 30, 1998 decreased $3,000 to $16,000 when compared to the same period of 1997.

         The consolidated loss before income tax credits was $365,000 for the three months ended June 30, 1998, compared to a loss of $795,000 for the same period last year.

         Income tax credit for the three months ended June 30, 1998 equalled $123,000. No provision for taxes has been recognized for the same period of 1997.

         Consolidated net loss for the three months ended June 30, 1998 was $242,000 or $.08 per share, compared to net loss of $795,000, or $.28 per share, for the three months ended June 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


LIQUIDITY

         Net cash used in operating activities for the six months ended June 30, 1998 increased to $690,000 from $632,000 when compared to the same period last year. Net cash provided by investing activities decreased for the current period to $1,269,000 from $2,425,000 reported for the same period of last year.

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     PART I - FINANCIAL INFORMATION, Cont'd


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd



The amount of cash used in financing activities increased to $16,000 from $14,000 for the same period last year. Funds held by the Company in the form of cash and cash equivalents decreased as of June 30, 1998 to $874,000 from $2,039,000 as of June 30, 1997. The sum of cash, cash equivalents and marketable securities as of June 30, 1998 decreased $1,848,000 to $2,472,000 when compared to June 30 of last year.

         Working capital deficit was $1,477,000 and the ratio of current assets to current liabilities was .67 to 1 as of June 30, 1998, versus $(1,220,000) and
 .74 to 1 as of December 31, 1997.

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

         Although the Company has completed the sale of two business segments, one in each 1995 and 1996, and continues to pursue the sale of property held for sale and claims against insurance carriers for recoveries of past remediation costs, no assurance can be given that the timing and amount of the proceeds from such sources will be sufficient to meet the capital requirements of the Company as they come due. In addition, the Company cannot ascertain whether its remaining operations and funding sources will be adequate to satisfy its future capital requirements, including its anticipated tax liabilities. In the event of an unfavorable resolution of the tax and insurance litigation, or the proceeds of asset sales are insufficient to meet the Company's future capital requirements, including its tax liabilities, then, if other alternatives

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     PART I - FINANCIAL INFORMATION, Cont'd

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd



are unavailable at that time, the Company will be forced to consider a plan of liquidation of its remaining assets, whether through bankruptcy proceedings or otherwise.


TAXES

         As discussed in greater detail below, the Company is currently litigating with the Service in Tax Court over its tax liability for taxable years 1980-88. Certain issues from taxable years 1989-91 are also part of the Tax Court litigation because losses from those years were carried back to 1988. The Company estimates that after taking into account partial settlements that have been reached through January 22, 1998 of all but one of the adjustments asserted by the Service, and taking into account available net operating losses and tax credits as of June 30, 1998, approximately $3.2 million of federal income tax and $127,000 of state income tax and $8.4 million of federal interest, calculated through June 30, 1998, would be owed if the Company were unsuccessful in its defense of the remaining unsettled issue in the Tax Court litigation. (The tax liability estimates presented herein exclude penalties. The Service has conceded all of the penalties that it had asserted in the Tax Court litigation, but state tax authorities may assert that penalties are due.)

         In 1991, the Service asserted numerous adjustments to the tax liability of the Company and its subsidiaries for tax years 1980 through 1988, along with interest and penalties thereon. In 1993, after the conclusion of administrative proceedings, the Service issued a deficiency notice to the Company asserting adjustments to income of $33.3 million and a corresponding deficiency in federal income taxes of approximately $13.5 million, as well as penalties of $2.5 million and interest on the asserted deficiency and penalties. In addition, the Service challenged the carryback of losses incurred by the Company in taxable years 1989 through 1991, thereby bringing those years, which had been the subject of an ongoing audit, into the deficiency notice. In 1994, the Company filed a petition with the Tax Court contesting many of the adjustments asserted in the deficiency notice. On June 5, 1995, August 14, 1995, March 7, 1996, July 31, 1996 and January 22, 1998, respectively, the Company and the Service executed a stipulation of partial settlement, first, second and third revised stipulations for partial settlement, and a supplement to the third revised

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     PART I - FINANCIAL INFORMATION, Cont'd

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd



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

         The Company has net operating loss and tax credit carryforwards and carrybacks that will partly offset the tax liability resulting from the settled adjustments to taxable income. Taking into account such carryforwards and carrybacks, the estimated federal income tax and interest that is owed on account of the settlements reached to date is approximately $4.0 with interest through June 30, 1998 ($1.5 million of taxes and $2.5 million of interest). The settlements also will result in approximately $237,000 of state income tax (not including penalties and penalty interest that may be assessed) $110,000 of which was paid to one state during the second quarter of 1996. This state had a tax amnesty program in effect pursuant to which all interest and penalties for back taxes were waived upon payment of the tax liability. In conjunction with the $110,000 payment, the Company reversed approximately $240,000 of interest that was previously accrued on the $110,000 tax liability. Payment of the federal tax liability and the remaining state tax liability from both the

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     PART I - FINANCIAL INFORMATION, Cont'd

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd



settled issues and the remaining unsettled issue will be due after the conclusion of the Tax Court case. The above $4.0 million estimated tax liability to be paid at that time (plus additional interest from July 1, 1998 forward) exceeds the Company's current liquid assets (i.e., cash and marketable securities).

         The remaining issue in the case relates to the timing of significant deductions that were taken by the Company for certain landfill closing costs in several taxable years from the 1980-88 period. The incremental amount of federal income tax and interest that the Company would owe if it were unsuccessful in its defense of this issue from the 1980-88 period is approximately $1.7 million of federal income taxes and $5.9 million of interest, calculated through June 30, 1998. (This is in addition to the tax of $1.7 million and interest of $2.5 million, discussed above, that the Company owes as a result of the partial settlements entered into to date.) No additional state income tax or interest is anticipated on account of the remaining unsettled issue.

REMEDIATION AND CLOSURE COSTS

         As of June 30, 1998, the Company has accrued $11.3 million for its estimated share of remediation and closure costs related to the Company's former landfill and waste handling operations. Approximately $9.2 million is held in trust and maintained by trustees for the post-closure activities of one site located in Deptford, New Jersey (see Note 7 to the Company's Consolidated Financial Statements).

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

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     PART I - FINANCIAL INFORMATION, Cont'd

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd




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

ASSETS HELD FOR SALE/CLAIMS FOR PAST REMEDIATION COSTS

         Assets held for sale consist primarily of real estate which is carried at a cost of $1,313,000 and $1,581,000 as of June 30, 1998 and December 31, 1997, respectively. The real estate included in this category as of December 31, 1997 consisted of approximately 430 acres located in Deptford, N.J. (including approximately 100 acres upon which the landfill owned and operated by the Company's subsidiary Kinsley's Landfill, Inc. is situated) and approximately two acres located in Readington Township, N.J. During the fourth quarter of 1997 the Company charged $33,000 to operations to reduce the carrying value of the Readington Township, N.J. property to $268,000, the approximate proceeds received by the Company from the March 1998 sale of such property. The Company is actively pursuing the disposition of the remaining properties. However, based upon market conditions for real estate of this type the Company is unable to determine when such sales will ultimately be consummated.

         In 1995, the Company commenced suit to obtain indemnification from its excess insurers during the period 1965 through 1986 against costs incurred in connection with the remediation of the Kin-Buc Landfill, a site located in Piscataway, N.J., and for the defense of litigation related thereto. The defendant insurers, which include various London and London Market insurance companies, First State Insurance Company and International Insurance Company, have answered the complaint against them and discovery is proceeding. All of the policies of excess insurance issued by the

                            TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     PART I - FINANCIAL INFORMATION, Cont'd

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd


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

         On June 30, 1998 Kinsley's Landfill, Inc. ("Kinsley"), a subsidiary of the Company entered into two agreements with respect to its electricity generation operations. Pursuant to a Gas Lease and Easement Agreement (the "Gas Lease"), Kinsley granted to the lessee the exclusive right to extract and utilize all gas produced at the landfill site for an initial lease term of 12 years with provisions for two 5 year extensions. The Gas Lease requires the lessee to make an initial payment of $10,000 and additional quarterly payments of $75,000 through December 31, 2007.

         Pursuant to a landfill gas sale agreement (the "Gas Sale Agreement") Kinsley has agreed to purchase gas from the lessee for $.10 per million BTU's of gas. This Gas Sale Agreement will terminate upon the expiration of the Gas Lease or Kinsley's sale of its electric generators.

         In connection with these agreements, Kinsley is actively negotiating separate agreements for the sale of its electric generators and operation and maintenance agreements pursuant to which Kinsley would service, for a fee, the electric generators for the purchaser and formalize the agreement regarding operation and maintenance of the gas collection system for the benefit of the lessee.

YEAR 2000 DATA CONVERSION

         The Company does not anticipate any significant disruption to business operations due to Year 2000 software failures. The Company does not know the extent its customers' may be effected by such failures.

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                   PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         In 1988 the Company's subsidiary, Kin-Buc, Inc. ("Kin-Buc") purchased 150,000 cubic yards of clay for use in the closure of the Kin-Buc Landfill for $1.2 million from Inmar Associates, Inc. ("Inmar"), a corporation owned and controlled by Marvin H. Mahan, a former principal shareholder, director and officer of the Company. The agreement for the purchase of the clay provided that Kin-Buc would be entitled to a refund of the purchase price of clay it was unable to use. The Company used a small portion of the clay and was planning to sell the remainder to third parties.

         In May 1996 Inmar applied to the Superior Court, Essex County, New Jersey for an order vacating a 1983 order of that Court in a suit entitled STATE OF NEW JERSEY, DEPARTMENT OF ENVIRONMENTAL PROTECTION V. INMAR ASSOCIATES ET AL., Docket No. C-1852-83E. That order prohibited Inmar from selling its real property until all of Inmar's and Mahan's obligations for the environmental cleanup of a site in Carlstadt, New Jersey are fulfilled. In August 1996 the Superior Court denied Inmar's application for relief from the 1983 order, but permitted it to reapply if a sale of a specific piece of real property was upcoming.

         In October 1996 Kin-Buc learned that Inmar had contracted to sell a substantial portion of its land in Edison, New Jersey, upon which a substantial amount of the clay is situated, to Edison Expansion, Inc. ("Expansion"), an unrelated company. In November 1996 Inmar reapplied to the Superior Court for permission to complete this sale and Kin-Buc brought suit entitled KIN-BUC, INC.
V. INMAR ASSOCIATES, INC. AND EDISON EXPANSION, INC., Docket No. MRS-C-249-96, in Superior Court, Morris County, New Jersey against Inmar and Expansion for, among other things, a declaratory judgment that Kin-Buc's rights in the clay would survive a sale of the land to Expansion, and, alternatively, a money judgment against Inmar. Inmar's reapplication for relief from the 1983 order had been moved, on the Court's motion, to the Superior Court, Morris County, where Kin-Buc's action was pending.

         In December 1996 the Superior Court permitted Inmar to sell the land to Expansion, but ordered that the net proceeds of the sale be paid into the Court to secure the fulfillment of any Carlstadt cleanup obligations which Inmar or Mahan may be held liable to perform. Inmar appealed this order to the Appellate Division of the Superior Court. A closing of the sale of the land

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                   PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS Cont'd


to Expansion took place in January 1997, and the net proceeds of the sale, totalling approximately $530,000, were paid into the Superior Court pending the outcome of Inmar's appeal.

         In August 1997 Kin-Buc obtained a default judgment against Inmar in the amount of approximately $1.1 million, representing a refund of the purchase price of the clay Kin-Buc did not use. In October 1997 the Superior Court dismissed Kin-Buc's suit against Expansion, recognizing that Kin-Buc had already obtained a remedy in the form of a money judgment against Inmar.

         In April 1998 the Appellate Division ruled on Inmar's appeal of the December 1996 order which provided, among other things, for payment into the Superior Court of the proceeds of the sale of Inmar's land. Referring to a specific section of the State's environmental laws, the Appellate Division remanded Inmar's application for relief from the 1983 order for consideration of whether four specific methods of securing the fulfillment of cleanup obligations set forth in that section are the only permissible methods of securing such obligations. In June 1998 Inmar applied to the Superior Court, on remand, for an order vacating the December 1996 order, releasing the proceeds of the sale of Inmar's land and removing the prohibition on the sale of Inmar's other real property imposed by the 1983 order.

         On August 3, 1998 the Superior Court granted Inmar's application and vacated its December 1996 order, released the proceeds and removed the prohibition on the sale of Inmar's other real property. As of August 10, 1998, the proceeds were still on deposit with the Superior Court.

         There is substantial uncertainty that Inmar is financially capable of responding to Kin-Buc's judgment against it and there is no assurance that Kin-Buc will be able to satisfy its judgment, in part, out of the proceeds if and when they are released to Inmar.

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

         The Company is a party to other pending legal proceedings, all of which have been reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 and Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998. Reference is made thereto for a description of such litigation.

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



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  August 14, 1998       By:  /s/ Robert V. Silva

                                  Robert V. Silva, President
                                  and Chief Executive Officer


                                              and


Date:  August 14, 1998       By:  /s/ Andrew J. Mayer, Jr.

                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary

                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED June 30, 1998


                          EXHIBIT INDEX

EXHIBIT                                                    PAGE
  NO.                                                       NO.

 11     Computation of Earnings (Loss) Per Common Share     31

 27     Financial Data Schedule                             N/A