Form 10QSB
period 1998-09-30
TRANSTECH INDUSTRIES INC
filed 1998-11-16
CIK 87799

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           ___________

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998

                              or

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,829,190 shares of common stock, $.50 par value, outstanding as of September 30, 1998. In addition, at such date, the issuer held 1,885,750 shares of common stock, $.50 par value, in treasury.

Transitional Small Business Disclosure Format
(Check One): Yes     No  X
                                               Page 1 of 33 pages
                                         Exhibit index on page 32

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED September 30, 1998

                            I N D E X

                                                          Page(s)
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

      Consolidated Balance Sheets as of September 30,
        1998 and December 31, 1997                         3 -  4

      Consolidated Statements of Operations for the             5
        Nine Months Ended September 30, 1998 and 1997

      Consolidated Statements of Operations for the
        Three Months Ended September 30, 1998 and 1997          6

      Consolidated Statements of Cash Flows for the
        Nine Months Ended September 30, 1998 and 1997      7 -  8

      Notes to Consolidated Financial Statements           9 - 13

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations           14 - 25

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                 26 - 29

Item 6. Exhibits and Reports on Form 8-K                       30


SIGNATURES                                                     31

EXHIBIT INDEX                                                  32

EXHIBITS                                                       33

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)

                             ASSETS
                                     September 30,   December 31,
                                         1998            1997
                                      (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents            $ 1,552         $   311
  Marketable securities                  1,061           2,610
  Accounts and notes receivable
    (net of allowance for doubtful
    accounts of $15)                       281             125
  Deferred income taxes                     36              30
  Prepaid expenses and other               337             331

      Total current assets               3,267           3,407

PROPERTY, PLANT AND EQUIPMENT
  Machinery and equipment                2,891           2,892
  Less accumulated depreciation         (2,779)         (2,742)
  Net property, plant and equipment        112             150

OTHER ASSETS
  Notes receivable                         170             178
  Assets held for sale                   1,313           1,581
  Receivable, clay deposit                 480             530
  Escrowed funds from sale of
    subsidiary                             849             817
  Deferred income taxes                    302             302
  Other                                     32              33

       Total other assets                3,146           3,441

TOTAL ASSETS                           $ 6,525         $ 6,998







         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

               CONSOLIDATED BALANCE SHEETS, Cont'd
                           (In $000's)

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                     September 30,  December 31,
                                         1998            1997
                                      (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt    $    24         $    22
  Accounts payable                         156             256
  Accrued income taxes and related
    interest                             4,095           4,192
  Accrued miscellaneous expenses           643             157

        Total current liabilities        4,918           4,627

OTHER LIABILITIES
  Long-term debt                            21              38
  Accrued remediation and closure
    costs                                2,083           2,135

        Total other liabilities          2,104           2,173

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.50 par value,
    10,000,000 shares authorized:
    4,714,940 shares issued              2,357           2,357
  Additional paid-in capital             1,516           1,516
  Retained earnings                      6,630           7,305
  Net unrealized gains on marketable
    securities                              14              34
        Subtotal                        10,517          11,212
  Treasury stock, at cost -
    1,885,750 shares                   (11,014)        (11,014)

        Total stockholders' equity
          (deficit)                       (497)            198

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)       $ 6,525         $ 6,998




         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)
                                      For the Nine Months Ended
                                            September 30,
                                         1998           1997

REVENUES                                $  636         $  309

COST OF OPERATIONS
  Direct operating costs                   444            295
  Selling, general and
    administrative expenses              1,195          1,636
    Total cost of operations             1,639          1,931

INCOME (LOSS) FROM OPERATIONS           (1,003)        (1,622)

OTHER INCOME (EXPENSE)
  Investment income (loss)                 156            226
  Interest expense                          (4)            (4)
  Interest related to income taxes
    payable                               (251)          (451)
  Gain (loss) from sale of property          4            (33)
  Miscellaneous income (expense)            75             58
    Total other income (expense)           (20)          (204)

INCOME (LOSS) BEFORE INCOME TAXES
  (CREDIT)                              (1,023)        (1,826)

  Income taxes (credit)                   (348)            -

NET INCOME (LOSS)                       $ (675)       $(1,826)

INCOME (LOSS) PER COMMON SHARE:

NET INCOME (LOSS)                        $(.24)         $(.65)

NUMBER OF SHARES USED IN
  CALCULATION                        2,829,190      2,829,090





         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)
                                     For the Three Months Ended
                                            September 30,
                                         1998           1997
REVENUES                                $  231         $  107

COST OF OPERATIONS
  Direct operating costs                   124            116
  Selling, general and
    administrative expenses                371            590
    Total cost of operations               495            706

INCOME (LOSS) FROM OPERATIONS             (264)          (599)

OTHER INCOME (EXPENSE)
  Investment income (loss)                  52             82
  Interest expense                          (1)            (1)
  Interest related to income taxes
    payable                                (80)           (73)
  Gain (loss) from sale of property          5              3
  Miscellaneous income (expense)            40             18
    Total other income (expense)            16             29

INCOME (LOSS) BEFORE INCOME TAXES
  (CREDIT)                                (248)          (570)

  Income taxes (credit)                    (85)            -

NET INCOME (LOSS)                       $ (163)        $ (570)

INCOME (LOSS) PER COMMON SHARE:

NET INCOME (LOSS)                        $(.06)         $(.20)

NUMBER OF SHARES USED IN
  CALCULATION                        2,829,190      2,829,090





         See Notes to Consolidated Financial Statements

                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

                PART I - FINANCIAL INFORMATION, Cont'd

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In $000's)
                              (Unaudited)
                                        For the Nine Months Ended
                                              September 30,
                                            1998           1997
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers          $   480        $   322
    Cash paid to suppliers and employees   (1,378)        (1,615)
    Interest and dividends received           117            182
    Interest paid                              (4)            (4)
    Other income received                     270             58
    Income taxes paid                          -             (13)
      Net cash provided by (used in)
        operating activities                 (515)        (1,070)

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale and maturity
      of marketable securities              1,520          3,125
    Purchase of marketable securities          -          (3,001)
    Purchase of property, plant and
      equipment                                (6)           (36)
    Proceeds from sale of property,
      plant and equipment                     271            861
    Collections of notes receivable             8             81
    Rent sharing payments from
      computer leases                          -              39
      Net cash provided by (used in)
        investing activities                1,793          1,069

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt      (16)           (14)
    Payment of remediation and closure
      costs                                   (21)           (10)
      Net cash provided by (used in)
        financing activities                  (37)           (24)

  NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                             1,241            (25)
  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE YEAR                               311            260
  CASH AND CASH EQUIVALENTS AT END
    OF THE QUARTER                         $1,552         $  235

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                           (In $000's)
                           (Unaudited)
                                        For the Nine Months Ended
                                               September 30,
                                            1998           1997
RECONCILIATION OF NET INCOME (LOSS)
 TO NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:
  NET INCOME (LOSS)                       $  (675)      $(1,826)

  ADJUSTMENTS TO RECONCILE NET INCOME
   (LOSS) TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES:
    Depreciation and amortization              44            42
    (Gain) loss on sale of property,
      plant and equipment                      (4)           33
    Increase (decrease) in deferred
      income taxes                              3          (838)
    (Increase) decrease in assets:
      Accounts and notes receivable,
       -net                                  (156)            1
      Prepaid expenses and other              (36)           30
      Write-down of receivable, clay deposit   50             -
      Escrowed funds from sale of subsidiary  (32)          (33)
    Increase (decrease) in liabilities:
      Accounts payable and accrued
        expenses                              388           245
      Accrued income taxes and related
        interest                              (97)        1,276

 NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                   $  (515)      $(1,070)










         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1998
                           (Unaudited)

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

NOTE 2 - MARKETABLE SECURITIES

     The Company classifies all equity securities and debt securities purchased with remaining maturities of less than two years as available-for-sale securities. Available-for-sale debt securities are carried at amortized cost, which approximates fair value because of their short term to maturity. At September 30, 1998, available-for-sale debt securities consisted of $1,000,000 of U.S. Government Securities with maturities through April 1999. Available-for-sale equity securities are carried at fair value as determined by quoted market prices. The portfolio of available-for-sale equity securities had a cost of $38,000 and a market value of $61,000 as of September 30, 1998. The aggregate excess of market value over cost of such securities as of September 30, 1998 of $23,000 is presented as a separate component of stockholders' equity less deferred income taxes of $8,000. The excess of fair value over cost consisted of gross unrealized gains of $48,000 and gross unrealized losses of $25,000 as of September 30, 1998. The cost of marketable securities sold is determined on the specific identification method and realized gains and losses are reflected in income. Proceeds from sale of available-for-sale securities during the nine months ended September 30, 1998 amounted to $1,520,000. Dividend and interest income is accrued as earned.

NOTE 3 - ASSETS HELD FOR SALE

     Assets held for sale consist primarily of real estate which is carried at a cost of $1,313,000 as of September 30, 1998. The real estate included in this category as of September 30, 1998 consists of approximately 430 acres in Deptford, N.J., including approximately 100 acres upon which a landfill owned and previously operated by the Company's subsidiary, Kinsley's Landfill, Inc., is situated. The Company is pursuing the disposition of these properties. However, based upon market conditions for real estate of this type, the Company is unable to determine when such sales will be consummated.

     During March 1998, the Company sold approximately two acres of property in Readington Township, N.J., classified as assets held for sale, for net proceeds after expenses of $267,000. No gain or loss related to the sale has been reported since the proceeds approximated the carrying value of the property.



NOTE 4 - RECEIVABLE, CLAY DEPOSIT

     In 1988, Kin-Buc, Inc. ("Kin-Buc") purchased 150,000 cubic yards of clay for use in the closure of the Kin-Buc Landfill for $1.2 million from Inmar Associates, Inc. ("Inmar"), a corporation owned and controlled by a former principal shareholder, director and officer of the Company, and applied this amount against its accrual for remediation and closure costs. In 1992, the Company reclassified approximately $1.1 million of this accrual, representing the cost of the clay not required for such closure, to other long-term assets, recognizing the Company's plan to market the clay to third parties. Pursuant to the agreement for the purchase of the clay, Kin-Buc was entitled to a refund of the purchase price of clay it was unable to mine or could not use. In October 1996, the Company learned that Inmar had contracted to sell a substantial portion of its land, upon which a substantial portion of the clay is situated. In November 1996, Kin-Buc brought suit against Inmar and the prospective buyer. For a discussion of this suit, see Item 1 of Part II of this Form 10-QSB. In January 1997, the closing of the sale took place and in accordance with a court order entered in another suit against Inmar, the net proceeds of the sale were paid into the Court. In August 1997, Kin-Buc received a $1.1 million default judgment against Inmar. In August 1998, in response to an application made by Inmar, the Court terminated the order which mandated the payment of the proceeds into the Court. However, the proceeds presently remain deposited with the Court. These proceeds are substantially less than Kin-Buc's judgment against Inmar.

     During the fourth quarters of 1997 and 1996, the Company charged $47,000 and $500,000, respectively, to operations to reduce the carrying value of this asset to management's best estimate of the values it may ultimately realize from resolution of these matters, considering the amount of the proceeds held by the Court and assuming the Company will be able to recover such proceeds.

     In October, 1998 the Company entered into an agreement with Inmar, its owner and certain affiliates which resolved the many issues in dispute among the parties, including a resolution of the judgment against Inmar. For a discussion of the agreement, see
Part II, Item 1. Legal Proceedings of this Form 10-QSB. The Company agreed to vacate the judgment in exchange for $480,000 to be paid to the Company from the funds deposited with the Court. The Company and Inmar are pursuing the release of such funds. The Company charged $50,000 to operations in the quarter ended September 30, 1998 to reduce the carrying value of this asset to $480,000.

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

NOTE 6 - LONG-TERM DEBT
   At September 30, 1998, long-term debt consisted of the following
(in $000's):

        10.5% mortgage payable in                      $ 20
          installments through April 2000;
          secured by land and buildings
        Other                                            25
          Total long-term debt                           45
          Less: current portion                         (24)
                                                       $ 21

NOTE 7 - REMEDIATION AND CLOSURE COSTS

     The Company and certain subsidiaries were previously active in the resource recovery and waste management industries. These activities included the hauling of waste and the operation of three landfills. Although the sites are now closed, the Company continues to own the sites and to remediate two of them, and has both incurred, and accrued for, substantial costs associated therewith.

     The Company's accruals for closure and remediation activities equal the present value of its allocable share of the estimated future costs related to a site less funds held in trust for such purposes. Such estimates require a number of assumptions, and therefore may differ from the ultimate outcome. The costs of litigation associated with a site are expensed as incurred.

     As of September 30, 1998, the Company has accruals totalling $11.2 million for its estimated share of remediation and closure costs in regard to the Company's former landfill operations, $9.1 million of which is held in trusts and maintained by trustees for financing of the estimated $11.1 million required to fund the closure plan related to the landfill owned by the Company's subsidiary, Kinsley's Landfill, Inc.

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

     Kin-Buc, Inc. had accrued approximately $10.7 million for its share of the costs of such remediation and closure. The Company has reversed the accrual as a result of the December 1997 settlements and recognized income of $10.6 million in the year ended December 31, 1997 due to the elimination of such accrual.

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

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     The nine months ended September 30, 1998 compared to the nine months ended September 30, 1997

     Consolidated revenues by business segment for the nine months ended September 30, 1998 and 1997 were as follows (in $000):

                                     1998           1997

     Electricity Generation        $  206           $224
     Environmental Services           857            665
       Subtotal                     1,063            889
     Intercompany                    (427)          (580)
       Total                       $  636           $309

     Consolidated net revenues for the nine months ended September 30, 1998 were $636,000, an increase of $327,000 or 106% compared to the same period of 1997.

     Revenues from the operation which generates electricity using methane gas as fuel were $206,000 for the nine months ended September 30, 1998, a decrease of $18,000 or 8% compared to the same period of the prior year. The electricity generating facility consists of four diesel/generating units each capable of generating approximately 48,000 kwh/day at full capacity. Methane gas is a component of the landfill gas generated by a landfill site owned by the Company. Engineering studies indicate sufficient quantities of gas at the landfill to continue the operation of the facility for approximately 14 years. Electricity generated is sold pursuant to a long term contract with a local utility. Revenues are a function of the number of kilowatt hours sold, the rate received per kilowatt and capacity payments. The Company sold 7.0 million kwh during the nine months ended September 30, 1998 compared to 7.8 million kwh sold in the same period of the prior year. The combined rate received (per Kilowatt and capacity payment) increased 1.8% in the current period when compared to the comparable period last year.

     The environmental services segment reported $857,000 of gross operating revenues for the nine months ended September 30, 1998 (prior to elimination of intercompany sales) compared to $665,000 for the period in 1997, an increase of 29%. Approximately $427,000 or 50% of the environmental services segment's revenues for the period, compared to $580,000 or 87% for last year, were for services provided to other members of the consolidated group and therefore eliminated in consolidation. Third party sales during the period in 1998 and 1997 were $430,000 and $85,000, respectively.

     Consolidated direct operating costs for the nine months ended September 30, 1998 were $444,000, an increase of $149,000 or 51% from $295,000 for the same period in 1997. The costs of the electricity generating operation decreased 5% for the nine months ended September 30, 1998 when compared to the same period in 1997 due to a decrease in repair and maintenance costs incurred for the electric generating equipment. Costs of the environmental services segment increased approximately 322% overall due to the increase in sales volume.

     Consolidated selling, general and administrative expenses for the nine months ended September 30, 1998 were $1,195,000, a decrease of $441,000 or 27% from $1,636,000 for the same period in 1997. The decrease was primarily due to a decrease in professional fees and expenses incurred with respect to the Company's environmental litigation. Significant professional fees and administrative costs continue to be incurred in support of the Company's ongoing litigation, marketing and asset divestiture efforts (see Liquidity and Capital Resources - Liquidity).

     The Company's consolidated operating loss for the nine months ended September 30, 1998 decreased to $1,003,000 from a loss of $1,622,000 for the same period in 1997.

     Consolidated investment income decreased by $70,000 to $156,000 for the nine months ended September 30, 1998 from $226,000 for the comparable period last year.

     Consolidated interest expense of $4,000 for the nine months ended September 30, 1998 was unchanged from that reported for the same period last year.

     Interest expense reported as "Interest related to income taxes payable" represents the increase in the amount of interest accrued on estimated income taxes payable as a result of the Company's tax litigation discussed below. Such interest expense for the nine months ended September 30, 1998 was $251,000 versus $451,000 reported for the comparable period in 1997.

     The consolidated gain (loss) on sale of property for the nine months ended September 30, 1997 includes a loss of $64,000 with respect to the sale in May 1997 of approximately 95 acres of property. The gain (loss) on sale of property reported for the nine months ended September 30, 1997 also includes $28,000 of deferred income associated with a 1992 installment sale of real property.

     Consolidated miscellaneous income for the nine months ended September 30, 1998 increased $17,000 to $75,000 when compared to the same period of 1997. Miscellaneous income for the period in 1998 includes income of $219,000 in recognition of a royalty payment received from the lessee of certain of the Company's real property situated beneath the lessee's landfill. The payment, which is reported net of a fee payable pursuant to a consulting agreement executed in 1982, was made from income earned by the lessee which was escrowed during the 1980's and recently released from escrow. In October, 1998 the Company entered into an agreement which resolved issues in dispute among the Company, a former principal shareholder, director and officer of the Company and certain entities affiliated with him. These parties also assigned to the Company their rights as insureds and claimants under insurance policies now the subject of litigation initiated by the Company. Miscellaneous income for the period in 1998 includes charges totaling $195,000 related to such agreement; a charge of $50,000 to reduce the carrying-value of the Company's receivable for certain clay deposits and a charge of $145,000 in recognition of certain obligations assumed by the Company related to the agreement. See Part II, Item 1. Legal Proceedings of this Form 10-QSB for a discussion of the agreement.

     The consolidated loss before income tax credits was $1,023,000 for the nine months ended September 30, 1998, compared to a loss of $1,826,000 for the same period last year.

     Income tax credit for the nine months ended September 30, 1998 equalled $348,000. No provision for taxes has been recognized for the same period of 1997.

     Consolidated net loss for the nine months ended September 30, 1998 was $675,000 or $.24 per share, compared to net loss of $1,826,000, or $.65 per share, for the nine months ended September 30, 1997.

     The three months ended September 30, 1998 compared to the three months ended September 30, 1997

     Consolidated revenues by business segment for the three months ended September 30, 1998 and 1997 were as follows (in $000):

                                     1998           1997

     Electricity Generation          $ 72           $ 72
     Environmental Services           351            163
       Subtotal                       423            235
     Intercompany                    (192)          (128)
       Total                         $231           $107

     Consolidated net revenues for the three months ended September 30, 1998 were $231,000, an increase of $124,000 or 116% compared to the same period of 1997.

     Revenues from the operation which generates electricity using methane gas as fuel were $72,000 for the three months ended September 30, 1998, unchanged from the same period of the prior year. The Company sold 2.0 million kwh during the three months ended September 30, 1998 compared to 2.3 million kwh sold in the same period of the prior year. The combined rate received per Kilowatt and capacity payment increased 18% in the current period when compared to the comparable period last year.

     The environmental services segment reported $351,000 of gross operating revenues for the three months ended September 30, 1998 (prior to elimination of intercompany sales) compared to $163,000 for 1997, an increase of 115%. Approximately $192,000 or 55% of the environmental services segment's revenues for the period, compared to $128,000 or 79% for last year, were for services provided to other members of the consolidated group and therefore eliminated in consolidation. Third party sales during the period in 1998 and 1997 were $159,000 and $35,000, respectively.

     Consolidated direct operating costs for the three months ended September 30, 1998 were $124,000 an increase of $8,000 or 7% when compared to $116,000 for the same period in 1997. The costs of the electricity generating operation decreased for the three months ended September 30, 1998 when compared to the same period in 1997 due to decrease in repair and maintenance costs related to the electric generating equipment. Costs of the environmental services segment increased due primarily to the increase in sales volume.

     Consolidated selling, general and administrative expenses for the three months ended September 30, 1998 were $371,000, a decrease of $219,000 from $590,000 for the same period in 1997. The decrease was primarily due to lower professional fees and expenses incurred with respect to the Company's environmental litigation.

     The Company's consolidated operating loss for the three months ended September 30, 1998 decreased to $264,000 from a loss of $599,000 for the same period in 1997.

     Consolidated investment income decreased by $30,000 to $52,000 for the three months ended September 30, 1998 from $82,000 for the comparable period last year.

     Consolidated interest expense of $1,000 for the three months ended September 30, 1998 was unchanged from the same period last year.

     Interest expense reported as "Interest related to income taxes payable" for the three months ended September 30, 1998 was $80,000 versus $73,000 reported for the comparable period in 1997.

     The consolidated gain (loss) on sale of property for the three months ended September 30, 1998 increased to $5,000 from $3,000 reported for the comparable period of 1997.

     Consolidated miscellaneous income for the three months ended September 30, 1998 increased $22,000 to $40,000 when compared to the same period of 1997. The amount reported for the period in 1998 includes $219,000 of royalty income and $195,000 of charges related to a settlement agreement entered into in October 1998 disclosed in the preceding discussion of results for the nine month period of 1998.

     The consolidated loss before income tax credits was $248,000 for the three months ended September 30, 1998, compared to a loss of $570,000 for the same period last year.

     Income tax credit for the three months ended September 30, 1998 equalled $85,000. No provision for taxes has been recognized for the same period of 1997.

     Consolidated net loss for the three months ended September 30, 1998 was $163,000 or $.06 per share, compared to net loss of $570,000, or $.20 per share, for the three months ended September
30, 1997.

Liquidity and Capital Resources

Liquidity

     Net cash used in operating activities for the nine months ended September 30, 1998 decreased to $515,000 from $1,070,000 when compared to the same period last year. Net cash provided by investing activities increased for the current period to $1,793,000 from $1,069,000 reported for the same period of last year. The amount of cash used in financing activities increased to $37,000 from $24,000 for the same period last year. Funds held by the Company in the form of cash and cash equivalents increased as of September 30, 1998 to $1,552,000 from $235,000 as of September 30, 1997. The sum of cash, cash equivalents and marketable securities as of September 30, 1998 decreased $1,300,000 to $2,613,000 when compared to September 30 of last year.

     Working capital deficit was $1,651,000 and the ratio of current assets to current liabilities was .66 to 1 as of September 30, 1998, versus $1,220,000 and .74 to 1 as of December 31, 1997.

     THE COMPANY FACES SIGNIFICANT SHORT-TERM AND LONG-TERM CASH REQUIREMENTS FOR (i) FEDERAL AND STATE INCOME TAX OBLIGATIONS DISCUSSED BELOW, MOST OF WHICH WILL BECOME DUE FOLLOWING THE CONCLUSION OF THE TAX COURT CASE WITH THE INTERNAL REVENUE SERVICE (THE "SERVICE") OF THE COMPANY'S TAX LIABILITY FOR THE YEARS 1980 THROUGH 1991 (AS DISCUSSED BELOW, THE COMPANY ANTICIPATES THAT A FINAL SETTLEMENT WILL BE CONCLUDED DURING THE NEXT QUARTER), (ii) FUNDING ITS PROFESSIONAL AND ADMINISTRATIVE COSTS, AND (iii) FUNDING REMEDIATION COSTS ASSOCIATED WITH SITES OF PAST OPERATIONS.

     The Company has accrued $4.0 million through September 30,
1998 with respect to the federal and state income tax obligations. This estimated amount exceeds the Company's current liquid assets.

     Although the Company continues to pursue the sale of property held for sale and claims against insurance carriers for recoveries of past remediation costs, no assurance can be given that the timing and amount of the proceeds from such sources will be sufficient to meet the capital requirements of the Company as they come due. In addition, the Company cannot ascertain whether its remaining operations and funding sources will be adequate to satisfy its future capital requirements, including its estimated tax liabilities. In the event of an unfavorable resolution of the insurance litigation, or the proceeds of asset sales are insufficient to meet the Company's future capital requirements, including its tax liabilities, then, if other alternatives are unavailable at that time, the Company will be forced to consider a plan of liquidation of its remaining assets, whether through bankruptcy proceedings or otherwise.

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

Taxes

     As discussed in greater detail below, the Company is currently litigating with the Service in Tax Court over its tax liability for taxable years 1980-88. Certain issues from taxable years 1989-91 are also part of the Tax Court litigation because losses from those years were carried back to 1988. Taking into account the partial settlements that have been reached through January 22, 1998 of all but one of the adjustments asserted by the Service and the Service's oral agreement to concede the one as yet unsettled issue in the case, and taking into account available net operating losses and tax credits as of September 30, 1998, the Company expects to owe approximately $1.5 million of federal income tax and $127,000 of state income tax and $2.5 million of federal interest, calculated through September 30, 1998, at the conclusion of Tax Court litigation. (The tax liability estimates presented herein exclude penalties. The Service has conceded all of the penalties that it had asserted in the Tax Court litigation, but state tax authorities may assert that penalties are due.)

     In 1991, the Service asserted numerous adjustments to the tax liability of the Company and its subsidiaries for tax years 1980 through 1988, along with interest and penalties thereon. In 1993, after the conclusion of administrative proceedings, the Service issued a deficiency notice to the Company asserting adjustments to income of $33.3 million and a corresponding deficiency in federal income taxes of approximately $13.5 million, as well as penalties of $2.5 million and interest on the asserted deficiency and penalties. In addition, the Service challenged the carryback of losses incurred by the Company in taxable years 1989 through 1991, thereby bringing those years, which had been the subject of an ongoing audit, into the deficiency notice. In 1994, the Company filed a petition with the Tax Court contesting many of the adjustments asserted in the deficiency notice. On June 5, 1995, August 14, 1995, March 7, 1996, July 31, 1996 and January 22, 1998,
respectively, the Company and the Service executed a stipulation of partial settlement, first, second and third revised stipulations of partial settlement, and a supplement to the third revised stipulation of settlement. These partial settlements resolved all but one of the adjustments asserted in the deficiency notice.

     Taking into account the settlements to date, the Company has accepted approximately $5.9 million of the $33.3 million of total adjustments to income asserted by the Service for the 1980-88 period. Many of the adjustments accepted by the Company relate to issues on which the Service would likely have prevailed in Tax Court. The Service has conceded adjustments totalling $26.7 million of taxable income and $2.5 million of penalties, leaving only one issue, involving several taxable years, unresolved from the 1980-88 period. The remaining issue in the case relates to the timing of significant deductions that were taken by the Company for certain landfill closing costs in several taxable years from the 1980-88 period. The service has orally agreed to concede this issue. The Company therefore expects to enter into an additional stipulation with the Service in which the Service would agree to this concession in writing.

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

     The Company has net operating loss and tax credit carryforwards and carrybacks that will partly offset the tax liability resulting from the settled adjustments to taxable income. Taking into account such carryforwards and carrybacks, the estimated federal income tax and interest that is owed on account of the settlements reached to date is approximately $4.0 with interest through September 30, 1998 ($1.5 million of taxes and $2.5 million of interest). The settlements also will result in approximately $237,000 of state income tax (not including penalties and penalty interest that may be assessed) $110,000 of which was paid to one state during the second quarter of 1996. This state had a tax amnesty program in effect pursuant to which all interest and penalties for back taxes were waived upon payment of the tax liability. In conjunction with the $110,000 payment, the Company reversed approximately $240,000 of interest that was previously accrued on the $110,000 tax liability. Payment of the federal tax liability and the remaining state tax liability from both the settled issues and the remaining unsettled issue will be due after the conclusion of the Tax Court case. The above $4.0 million estimated tax liability to be paid at that time (plus additional interest from October 1, 1998 forward) exceeds the Company's current liquid assets (i.e., cash and marketable securities).

Remediation and Closure Costs

     As of September 30, 1998, the Company has accrued $11.2 million for its estimated share of remediation and closure costs related to the Company's former landfill and waste handling operations. Approximately $9.1 million is held in trust and maintained by trustees for the post-closure activities of one site located in Deptford, New Jersey (see Note 7 to the Company's Consolidated Financial Statements).

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

Assets Held for Sale/Claims for Past Remediation Costs

     Assets held for sale consist primarily of real estate which is carried at a cost of $1,313,000 and $1,581,000 as of September 30, 1998 and December 31, 1997, respectively. The real estate included in this category as of December 31, 1997 consisted of approximately 430 acres located in Deptford, N.J. (including approximately 100 acres upon which the landfill owned and operated by the Company's subsidiary Kinsley's Landfill, Inc. is situated) and approximately two acres located in Readington Township, N.J. During the fourth quarter of 1997 the Company charged $33,000 to operations to reduce the carrying value of the Readington Township, N.J. property to $268,000, the approximate proceeds received by the Company from the March 1998 sale of such property. The Company is actively pursuing the disposition of the remaining properties. However, based upon market conditions for real estate of this type the Company is unable to determine when such sales will ultimately be consummated.

     In 1995, the Company commenced suit to obtain indemnification from its excess insurers during the period 1965 through 1986 against costs incurred in connection with the remediation of the Kin-Buc Landfill, a site located in Piscataway, N.J., and for the defense of litigation related thereto. The defendant insurers, which include various London and London Market insurance companies, First State Insurance Company and International Insurance Company, have answered the complaint against them and discovery is proceeding. All of the policies of excess insurance issued by the defendant insurers name Transtech, its present subsidiaries and former subsidiaries, some of which Transtech no longer controls, as insureds. They also cover companies presently or formerly owned or controlled by a former principal shareholder, director and officer of the Company. In October 1998, such parties have assigned their rights as holders and claimants under these policies to the Company (see Part II - Item 1. Legal Proceedings).

     The Company can not assure that the timing and amount of the net proceeds from the sale of such assets held for sale and the successful litigation or settlement of the insurance claims will be sufficient to meet the capital requirements of the Company discussed above.

     On June 30, 1998 Kinsley's Landfill, Inc. ("Kinsley"), a subsidiary of the Company entered into two agreements with respect to its electricity generation operations. Pursuant to a Gas Lease and Easement Agreement (the "Gas Lease"), Kinsley granted to the lessee the exclusive right to extract and utilize all gas produced at the landfill site for an initial lease term of 12 years with provisions for two 5 year extensions. The Gas Lease requires the lessee to make an initial payment of $10,000 and additional quarterly payments of $75,000 beginning January 1, 1999 through December 31, 2007.

     Pursuant to a landfill gas sale agreement (the "Gas Sale
Agreement") Kinsley has agreed to purchase gas from the lessee for $.10 per million BTU's of gas. This Gas Sale Agreement will terminate upon the expiration of the Gas Lease or Kinsley's sale of its electric generators.

     Amounts due to and by Kinsley's for the period ending
September 30, 1998 has not been determined, however, the Company believes the amounts will be comparable resulting in a nominal amount net due to or by Kinsley's.

     In connection with these agreements, Kinsley is actively negotiating separate agreements for the sale of its electric generators, together with operation and maintenance agreements pursuant to which Kinsley would service, for a fee, the electric generators for the purchaser and the gas collection system for the benefit of the lessee, and assign its rights under the Gas Sale Agreement.

Year 2000 Data Conversion

     The Company does not anticipate any significant disruption to business operations due to Year 2000 software failures. The
Company does not know the extent to which its customers may be affected by such failures.
                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

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

     On August 3, 1998 the Superior Court granted Inmar's application and vacated its December 1996 order, released the proceeds and removed the prohibition on the sale of Inmar's other real property. As of November 12, 1998, the proceeds were still on deposit with the Superior Court.

     The Company has been negotiating with Inmar, Marvin H. Mahan and Tang Realty, Inc. a corporation owned and controlled by Marvin
H. Mahan (collectively, the "Mahan Interests") toward a settlement of disputes with the Company, namely, Inmar's demand for damages for loss of value of property adjoining the Kin-Buc Landfill, the sharing of legal expenses of the suit settled in 1995 pertaining to a site in Carlstadt, New Jersey, and the reimbursement of remediation costs and damages for loss of value at the Piscataway, New Jersey site owned by Tang Realty. Negotiations recently broadened to include the Mahan Interests' joining in the December 1997 settlement of a derivative suit stemming from litigation regarding the remediation of the Kin-Buc landfill, the satisfaction of Kin-Buc's $1.1 million judgment against Inmar and the Mahan Interests' cooperation in the prosecution of the suit against
              TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                   PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS Cont'd

Transtech's insurers. In October, 1998 the Company entered into an agreement with the Mahan Interests which resolved such disputes and assigned to the Company all of the Mahan Interests', and certain other insured entities' affiliated with the Mahan Interests, rights as insureds and claimants under the excess insurance policies now the subject of litigation initiated by the Company. The Company agreed to vacate Kin-Buc's judgment in exchange for $480,000 which is to be paid to the Company from funds deposited with the Superior Court of New Jersey, and to pay $200,000 for the aforementioned assignment of rights under the insurance policies. The $200,000 payment will be paid in two equal installments. The first installment is due when the Company receives the $480,000 from the Superior Court and the second installment, which will be placed in escrow when the funds are received from the Superior Court, is payable when the Company receives payment for claims made against the insurance carriers. The Company also agreed to indemnify Mr. Mahan for claims that may be made on account of past actions he took in his role as an officer and director of the Company and reimburse Mr. Mahan for a portion of the Mahan Interests' legal fees related to the Kin-Buc litigation and their efforts to release the funds held by the Superior Court. The Mahan Interests and the Company exchanged releases from all other claims each has made against the other.

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

     The remaining issue in the case relates to the timing of significant deductions taken by the Company for certain landfill closing costs in several taxable years from the 1980-88 period. The Service has orally agreed to concede this issue. The Company therefore expects to enter into an additional stipulation with the Service in which the Service would agree to this concession in writing. See Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the impact of the tax litigation on the Company's capital resources.

     The Company is a party to other pending legal proceedings, all of which have been reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 and Quarterly Reports on Form 10-QSB for the quarters ended March 31, 1998 and June 30, 1998. Reference is made thereto for a description of such litigation.

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



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  November 16, 1998     By:  /s/ Robert V. Silva
                                  Robert V. Silva, President
                                  and Chief Executive Officer


                                              and


Date:  November 16, 1998     By:  /s/ Andrew J. Mayer, Jr.
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                          EXHIBIT INDEX

EXHIBIT                                                    PAGE
  NO.                                                       NO.

 11     Computation of Earnings (Loss) Per Common Share     31

 27     Financial Data Schedule                             N/A