Form 10-K
period 1998-12-31
TRANSTECH INDUSTRIES INC
filed 1999-03-31
CIK 87799

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-KSB
(Mark one)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998
                                    OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year: $748,000

     At March 26, 1999 the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $287,089.

     At March 26, 1999 the issuer had outstanding 2,829,190 shares of Common Stock, $.50 par value. In addition, at such date, the registrant held 1,885,750 shares of Common Stock, $.50 par value, in treasury.

                   DOCUMENTS INCORPORATED BY REFERENCE:

     None.


                                                   Page 1 of 122 pages
                                                   Exhibit Index on page 38

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES
                        ________________

                           FORM 10-KSB
              FOR THE YEAR ENDED DECEMBER 31, 1998


                            I N D E X

                                                          Page(s)

Part I,   Item 1.   Description of Business                3 - 15

  "       Item 2.   Description of Properties             15 - 16

  "       Item 3.   Legal Proceedings                     16 - 24

  "       Item 4.   Submission of Matters to a Vote
                    of Security Holders                        24

Part II,  Item 5.   Market for Common Equity and
                    Related Stockholder Matters                25

  "       Item 6.   Management's Discussion and
                    Analysis or Plan of Operation              25

  "       Item 7.   Financial Statements                       25

  "       Item 8.   Changes in and Disagreements
                    with Accountants on Accounting
                    and Financial Disclosure                   25

Part III, Item 9.   Directors, Executive Officers,
                    Promoters and Control Persons;
                    Compliance with Section 16(a)
                    of the Exchange Act                   26 - 27

  "       Item 10.  Executive Compensation                27 - 30

  "       Item 11.  Security Ownership of Certain
                    Beneficial Owners and Management      30 - 32

  "       Item 12.  Certain Relationships and Related
                    Transactions                          32 - 35

Part IV,  Item 13.  Exhibits and Reports on Form 8-K           36

Signatures                                                     37

Exhibit Index                                             38 - 42

Part I, Forward Looking Statements

     Certain statements in this report which are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, the information set forth herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievement of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the ability of the Company to implement its business strategy; the Company's ability to successfully identify new business opportunities; changes in the industry; competition; the effect of regulatory and legal proceedings and other factors discussed herein. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievements of the Company. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.

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

     The Company and certain subsidiaries were previously involved in the resource recovery and waste management industries. These activities included the operation of three landfills and a solvents recovery facility. Although these sites are now closed, the Company continues to own and/or remediate them and has both incurred and accrued for the substantial costs associated therewith (see "Prior
 Operations" below and Part I, Item 3, Legal
Proceedings).

     At December 31, 1998, the Company employed 13 persons on a full-time basis.

Continuing Operations

     Electricity Generation. Revenues from operations which generate electricity utilizing methane gas as fuel represented 34% and 55% of consolidated net revenues in the years ended December 31, 1998 and 1997, respectively. The electricity generating facility consists of four diesel/generating units each capable of generating approximately 48,000 kwh/day at full capacity. Methane gas is a component of the landfill gas generated by a landfill site owned by the Company. Engineering studies indicate sufficient quantities of gas at the landfill to continue the operation of the facility for approximately thirteen years. Electricity generated is sold pursuant to a long term contract with a local utility. The contract has six years remaining. Revenues are a function of the number of kilowatt hours sold, the rate received per kilowatt hour and capacity payments. The Company sold 8.7 million kwh during the year ended December 31, 1998 compared to 10.6 million sold in the prior year. The operation experienced an increase in equipment failures and down-time for repairs in 1998 when compared to 1997. Elements of the landfill gas are more corrosive to the equipment than traditional fuels, resulting in more hours dedicated to repair and maintenance than with equipment utilizing traditional fuels.

     To increase the Company's liquidity, on June 30, 1998 the Company's subsidiary, Kinsley's Landfill, Inc. ("Kinsley's") entered into two agreements with respect to its electricity generation operations. Pursuant to a Gas Lease and Easement Agreement (the "Gas Lease"), Kinsley granted to the lessee the exclusive right to extract and utilize all gas produced at the landfill site for an initial lease term of 12 years with provisions for two 5 year extensions. The Gas Lease, as amended, requires the lessee to make an initial payment of $10,000 and additional quarterly payments of $100,000 for the period beginning January 1, 1999 through December 31, 2007. Pursuant to a landfill gas sale agreement (the "Gas Sale Agreement") Kinsley has agreed to purchase gas from the lessee for $.10 per million BTU's of gas. This Gas Sale Agreement will terminate upon the expiration of the Gas Lease or Kinsley's sale of its electric generators.

     In addition, in connection with the above agreements, during December 1998, Kinsley entered into separate agreements with entities affiliated with the lessee under the Gas Lease for (i) the operation and maintenance by Kinsley's of the gas collection system for the benefit of the lessee, (ii) the sale by Kinsley's of its electricity generating operation (which has been marginally profitable in recent years) for approximately $490,000, (iii) the operation and maintenance by Kinsley's of the electricity generating equipment, (iv) processing of Kinsley's leachate and (v) the operation and maintenance by Kinsley's of the leachate processing equipment. The agreements relating to the sale and operation and maintenance of the electricity generating equipment are contingent upon, among other things, the buyer obtaining financing. This agreement will terminate May 1, 1999 if not extended by the Company and buyer. The leachate processing transactions are contingent upon, among other things, financing and acquisition of the necessary equipment by the other party to the agreement.

     Environmental Services. The environmental services segment supervises and performs landfill monitoring and closure procedures and manages methane gas operations. Approximately 57% of the environmental services segment's gross revenues for 1998, compared to 76% for the prior year, were from other members of the consolidated group, and therefore eliminated in consolidation. The segment contributed 66% and 45% to net consolidated revenues in each of the years ended December 31, 1998 and 1997, respectively, after elimination of intercompany sales. Substantially all third party sales during 1998 and 1997 were to seven and six customer(s), respectively.

     The Company is continuing its efforts to expand the customer base of this segment to entities outside the consolidated group. The segment continues to provide quotes on construction and maintenance projects involving the closure and remediation of waste sites and contaminated properties. The segment participates in a competitive market on the basis of price and experience. Some construction projects may have bonding requirements which are beyond the Company's ability to secure. The segment continues to perform closure activities on sites previously operated by other subsidiaries of the Company.

     Other Businesses. The other subsidiaries of the Company hold assets consisting of cash and marketable securities, real property, notes receivable and contract rights.

Prior Operations

     Landfill and Waste Handling Operations. In February 1987, the landfill owned and operated by Kinsley's, the last of the three solid waste landfills previously operated by subsidiaries of the Company, reached permitted capacity and was closed. Previously, in 1976, the landfill owned and operated by Kin-Buc, Inc. ("Kin-Buc") was closed and, in 1977, the landfill operated by Mac Sanitary Land Fill, Inc. ("Mac") was closed. Pursuant to certain federal and state environmental laws, these subsidiaries continue to be responsible for maintenance and monitoring activities associated with the closure procedures of these landfills. The closure procedures typically include the final cover, testing and monitoring of the landfill and associated wells. In addition, the Company has incurred significant professional fees in lawsuits regarding these activities and efforts to obtain contributions towards the cost of closure procedures from waste generators and other parties.

     The Company's accruals for closure and remediation activities equal the present value of the estimated future costs related to a site less funds held in trust for such purposes. Such estimates require a number of assumptions, and therefore may differ from the ultimate outcome. The costs of litigation associated with a site are expensed as incurred. The Company has accrued remediation and closure costs for Kinsley's landfill and Mac landfill, and for the Kin-Buc landfill prior to December 31, 1997. Amounts held in certain trusts dedicated to post-closure activities of Kinsley's are netted against the accrual for presentation in the Company's balance sheet.

     The impact of future events or changes in environmental laws and regulations, which cannot be predicted at this time, could result in material changes in remediation and closure costs related to the Company's past waste handling activities, possibly in excess of the Company's available financial resources.

     At December 31, 1998, the Company has accrued approximately $11.3 million for the estimated closure and remediation costs of these landfills. Of such amount, approximately $9.2 million is held in trusts maintained by trustees for post-closure activities at Kinsley's landfill (see Part I, Item 3, Legal Proceedings).

     Kin-Buc. On December 23, 1997, the Company entered into four agreements which settled lawsuits related to the allocation of costs of remediation of the landfill owned and operated by Kin-Buc (the "Kin-Buc Landfill") and substantially relieved the Company from future obligation with respect to the site (see Part I, Item 3, Legal Proceedings).

     The Kin-Buc Landfill, located in Edison, New Jersey, was operated by Kin-Buc through August 1975. From September 1975 until the landfill ceased operations in November 1977, the landfill was managed by Earthline Company ("Earthline"), a partnership formed by Wastequid, Inc. ("Wastequid"), then a wholly-owned subsidiary of the Company, and Chemical Waste Management of New Jersey, Inc. ("CWMNJ"), a wholly-owned subsidiary of SCA Services, Inc. ("SCA") and an affiliate of Waste Management, Inc. (formerly known as WMX Technologies, Inc.) ("WMI"). The Company and others have been remediating the Kin-Buc Landfill and certain neighboring areas under orders (the "Orders") issued by the United States Environmental Protection Agency ("EPA") in September 1990 and November 1992 to 12 respondents: the Company, Kin-Buc, Earthline, Wastequid, CWMNJ, SCA, Chemical Waste Management, Inc. (an affiliate of WMI), Filcrest Realty, Inc. (a wholly-owned subsidiary of the Company) ("Filcrest"), Inmar Associates, Inc. (a company owned and controlled by Marvin H. Mahan, a former director, officer and principal shareholder of the Company) ("Inmar"), Marvin H. Mahan, Robert Meagher (a former director and officer of the Company and Inmar) ("Meagher") and Anthony Gaess (a former director and officer of SCA) ("Gaess"). Contractors have completed the construction required by EPA pursuant to the Orders except for an area known as Mound B as discussed below. Maintenance of remedial systems installed at the site and operation of a fluid treatment plant that was constructed to treat fluids at the site are required for a 30-year period beginning in 1995. The total cost of the construction, operations and maintenance of remedial systems over this period plus the cost of past remedial activities was estimated at the time of the December 1997 settlement to be in the range of $80 million to $100 million.

     In January 1996, a design for a remedial program involving the installation of a slurry cut-off wall around a one-acre parcel of land adjacent to the Kin-Buc Landfill was presented to the EPA for its review and approval. EPA approved the plan, construction began in August 1996, and is now complete. The cost of such installation, estimated at $1.3 million, and has been financed by SCA and its affiliates.

     In May 1997, EPA began an investigation of an area in the vicinity of the Kin-Buc Landfill known as Mound B. In May 1998, the final plan of this investigation was completed. In February 1999, the Company received a copy of a letter sent from EPA to SCA informing SCA that EPA has concluded that hazardous materials were disposed of in Mound B. The letter also instructed SCA to provide EPA with work plans to address conditions at the mound. The cost of studies and remediation of this area is not included in the above estimates of the total cost of the remediation.

     Other areas within the vicinity of the site also may become the subject of future studies due to the historic use of the area for waste disposal operations. The cost of studies and remediation of such areas is not included in the present estimates of the total cost of the remediation of the Kin-Buc Landfill since such work is outside the scope of the Orders.

     The construction at Kin-Buc Landfill since July 1994 has been financed in part with funds provided by SCA and in part with funds provided from negotiated settlements with certain parties to a suit that the Company initiated in June 1990 in the United States District Court for the District of New Jersey against approximately 450 generators and transporters of waste disposed of at the site for the purpose of obtaining contribution toward the cost of remediation (the "1990 Action"). The Company's cause of action against these parties arises under certain provisions of the Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), which imposes joint and several liability for the remediation of certain sites upon persons responsible for the generation, transportation and disposal of wastes at such sites.

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

     Kinsley's. Kinsley's Landfill, Inc. ("Kinsley's"), a wholly-owned subsidiary of the Company, ceased accepting solid waste at its landfill in Deptford Township, New Jersey on February 6, 1987 and commenced closure of that facility at that time. At December 31, 1998, Kinsley's has accrued $11.2 million for remaining costs of closure and post-closure care of this facility, of which $9.2 million is being held in interest-bearing trust accounts. Such funds are presently anticipated to be adequate to finance post-closure care at the site through the year 2016 based on current costs and absent any unforeseen changes in the condition of the site.

     Mac. Mac Sanitary Land Fill, Inc. ("Mac"), a wholly-owned subsidiary of the Company, operated a landfill in Deptford Township, New Jersey that ceased operations in 1977. The costs of maintaining and monitoring at the facility are being funded by the Company and were approximately $26,000 and $10,000 for the years ended December 31, 1998 and 1997, respectively. At December 31, 1998, Mac has accrued closing costs amounting to $105,000 for the costs of continuing post-closure care and monitoring at the facility. The Company increased its accrual for closure costs by $11,000 during 1996 and $131,000 during 1995 due to unanticipated engineering and testing costs incurred to respond to inquiries from environmental agencies. The accrual as of December 31, 1998 is based upon the present value of the estimated maintenance costs of the site's containment systems through the year 2007.

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

     The Master Lease terminated during July, 1997 and the Equipment had been sold by the Company to the end-users and the lessor under the Master Lease. The Company reported income of $12,000 for the year ended December 31, 1997 in recognition of proceeds from the sale of Equipment in excess of book value.

     The Internal Revenue Service questioned the deductions claimed by the Company in connection with its investment in the Equipment. This issue was settled in January 1998 (see Part I, Item 3, Legal
Proceedings).

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

     The stock of Old Hunt was acquired by the Company from two individuals, unaffiliated with the Company, on September 27, 1991, when THV acquired all of the stock of HVHC, whose sole asset was Old Hunt. Financing of the transaction was provided in part by a revolving loan facility and an aggregate of $11.5 million in term loans to Old Hunt (the "Term Debt"). In connection with such financing, Old Hunt issued ten-year warrants (the "Lender Warrants") entitling the lenders of the Term Debt (the "Term Lenders") to acquire up to an aggregate of 19.34% of the common stock of Old Hunt for a nominal exercise price.

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

     In September 1996, the Company, Hunt and ValveCo Inc. entered into a letter agreement which resolved certain issues related to the allocation of Hunt's 1995 income tax liability between the Company and Hunt, and certain issues related to provisions of the 1991 tax sharing agreement between the Company and Hunt which continues to bind both parties. The purpose of the letter agreement was to rectify an unintended consequence of tax regulations concerning the allocation of such tax liability. The Company agreed to include $360,000 (equal to 87% of Hunt's 1995 income) of income in its federal tax return in respect of the 360-day period of 1995 during which Hunt was a member of the Company's consolidated tax group. Hunt agreed to waive reimbursement for the Company's carryback of Hunt's post-consolidation net losses (incurred during the period from January 1 through February 29, 1996) to periods in which Hunt was a member of the consolidated group. Hunt also agreed to reimburse the Company for certain professional fees incurred by the Company with respect to these matters. In 1997, the Company notified Hunt that based upon the Company's review of Hunt's post-consolidation federal income tax return, the Company believes additional deductions regarding the write-off of certain financing costs should have been reflected in Hunt's reported net loss. Discussions regarding the appropriateness of such deductions continued into 1998. Hunt disagrees with the Company's assessment of this issue. The Company has not yet determined whether to take further action with respect to this issue.

     Alkali Products. Harrison Returns, Inc. (f/k/a Cal-Lime, Inc.) ("Cal-Lime") engaged in the marketing of high alkali products, primarily lime slurry, to customers needing acid neutralization agents, such as municipal and industrial wastewater treatment plants. Sales from this business constituted 7% of the Company's consolidated operating revenues in 1993, and 5% in 1994.

     On August 31, 1995, the Company sold certain machinery, equipment, contract rights and rights to the Cal-Lime name, and gave a non-compete covenant, thereby effectively selling the on-going operations of Cal-Lime which markets alkali products to a competitor. The Company received a cash payment of $600,000 in consideration for the assets sold, and additional payments of $4,785 which were contingent upon the availability of lime slurry from a specified source to the purchaser. In March 1998, the Company sold the 2 acres of property and buildings not part of this transaction for $268,000.

Part I, Item 2.  Description of Properties.

     1. A subsidiary of the Company, Filcrest Realty, Inc., owns parcels of land totalling approximately 125 acres in Edison Township, Middlesex County, New Jersey, which are currently not being used. This property is located in the vicinity of the Kin-Buc, Inc. property (see Paragraph 5 below and Part I, Item 1 Prior Operations). Approximately 26 acres of Filcrest's property has been dedicated to the remediation of areas neighboring the Kin-Buc, Inc. property. Approximately 37.5 acres of Filcrest's property are leased to an unrelated party pursuant to a 99 year lease executed in 1981. Such lessee operated a landfill on this property through 1987.

     2. One of the Company's subsidiaries, Kinsley's Landfill, Inc., owns approximately 320 acres in Deptford Township, Gloucester County, New Jersey which are currently being held for sale. The subsidiary operated a landfill on approximately 100 acres of this site through February 1987. This landfill is now undergoing post-closure procedures.

     3. Another subsidiary and Transtech own approximately 108 acres in Deptford Township, Gloucester County, New Jersey, which are currently being held for sale. Certain of these parcels are subject to mortgages which total approximately $16,000 as of December 31, 1998.

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

     5. Another subsidiary of the Company, Kin-Buc, Inc., owns a 27 acre site in Edison Township, Middlesex County, New Jersey, upon which it operated a landfill. At present, only remediation activities are conducted on the site (see Part I, Item 1 Prior
Operations).

     6. The Company leases its principal executive offices in Piscataway, New Jersey pursuant to a lease with an initial term of February 1992 to February 28, 1997. The monthly rent equalled $4,000 from inception through August 1992, $4,277 through June 1994, and $4,277 from December 1994 through February 28, 1997. The area subject to lease was approximately 5,132 square feet. The Company amended the expiring lease effective March 1, 1997. The amended lease reduced the area to 2,572 square feet at a monthly rent of $2,893 and expires August 30, 2000.

Part I, Item 3.  Legal Proceedings.

As to Federal Tax Liabilities

     In 1991, the Internal Revenue Service (the "Service") asserted numerous adjustments to the tax liability of the Company and its subsidiaries for tax years 1980 through 1988, along with interest and penalties thereon. In 1993, after the conclusion of administrative proceedings, the Service issued a deficiency notice to the Company asserting adjustments to income of $33.3 million and a corresponding deficiency in federal income taxes of approximately $13.5 million, as well as penalties of $2.5 million and interest on the asserted deficiency and penalties. In addition, the Service challenged the carryback of losses incurred by the Company in taxable years 1989 through 1991, thereby bringing those years, which had been the subject of an ongoing audit, into the deficiency notice. In 1994, the Company filed a petition with the Tax Court contesting many of the proposed adjustments asserted in the deficiency notice. On June 5, 1995, August 14, 1995, March 7, 1996, July 31, 1996, January 22, 1998 and December 21, 1998,
respectively, the Company and the Service executed a stipulation of partial settlement, first, second and third revised stipulations of partial settlement and a supplement and second supplement to the third revised stipulation of partial settlement. These settlements resolved all of the adjustments asserted in the deficiency notice.

     The Company and the Service are currently discussing the computation of the amount of tax and interest owed as a result of the settlements. See Note 2 to the Company's Consolidated Financial Statements for a discussion of the impact of the tax litigation on the Company's cash resources, and Note 9 to the Company's Consolidated Financial Statements for a discussion of the Company's accrued liability.

As to the Kin-Buc Landfill

     On December 23, 1997, the Company entered into four agreements which settled lawsuits relating to the remediation of the Kin-Buc
Landfill.

     In February 1979, EPA brought suit in the United States
District Court for the District of New Jersey against Transtech, its subsidiaries Kin-Buc and Filcrest, certain former officers, directors and shareholders of Transtech, and Inmar, in connection with the ownership and operation of the Kin-Buc Landfill. This suit was placed on administrative hold by the Court because the Company and SCA agreed to undertake the remediation of the Landfill.

     In 1986, the Company sold the stock of its subsidiary Wastequid, Inc. to SCA, and, simultaneously therewith, the Transtech Group entered into the 1986 Agreement with the SCA Group regarding the sharing of the costs of remediating the Kin-Buc Landfill, pursuant to which the Transtech Group agreed to pay 75% of such costs and the SCA Group the remaining 25% (the "Sharing Formula").

     In 1990, Transtech, Kin-Buc and Filcrest commenced a suit in the United States District Court for the District of New Jersey entitled Transtech Industries, Inc. et al. v. A&Z Septic Clean et al. against generators and transporters of hazardous waste disposed of at the Kin-Buc Landfill (the "PRPs") for contribution towards the cost of remediating the Kin-Buc Landfill. In 1991, 1992 and 1993, the Transtech Group, the SCA Group and WMI presented settlement proposals to the PRPs believed to have been responsible, individually, for no more than 1% of the non-municipal waste disposed of at the Kin-Buc Landfill (the "De Minimis PRPs"). These settlements resulted in a contribution by certain De Minimis PRPs of approximately $10 million towards the cost of remediating the Kin-Buc Landfill. From 1993, the litigation proceeded against the non-settling De Minimis and non-De Minimis PRPs, believed to have been responsible, in the aggregate, for approximately 90% of the non-municipal waste disposed of at the Kin-Buc Landfill, and in 1995, generators and transporters of municipal hazardous waste disposed of at the Kin-Buc Landfill were joined in the litigation. After 1995 and continuing through 1997, the SCA Group and WMI entered into settlements with other non-municipal waste PRPs without the participation of the Transtech Group. These settlements resulted in substantial additional contributions towards the cost of remediation. Discovery and other pre-trial proceedings had taken place and a trial date had been tentatively set as settlement discussions among the Transtech Group, the SCA Group and WMI, on the one hand, and among a large group of non-municipal waste PRPs (the "AFP Group"), the SCA Group and WMI, on the other, were taking place.

     In 1992, substantially all of the non-municipal waste PRPs, including substantially all of the AFP Group, filed two pleadings in the litigation involving the Company. The first was a counterclaim against Transtech, Kin-Buc and Filcrest and a third-party complaint against other owners or operators of the Kin-Buc Landfill, including, among others, Inmar, Dock Watch Quarry Pit, Inc. (a subsidiary of Inmar) ("Dock Watch"), Marvin H. Mahan, Meagher, the SCA Group, WMI and Gaess (the "Owner-Operator Counterclaim"). The second pleading involving the Company was a counterclaim against Transtech and a third-party complaint against parties to transactions with Transtech, including Inmar and Marvin
H. Mahan, which were alleged to have been fraudulent conveyances (the "Fraudulent Conveyances Counterclaim"). In that pleading, the PRPs sought to have the consideration paid by Transtech in the conveyances returned and placed in the hands of a receiver. Discovery on the issues presented in the Fraudulent Conveyances Counterclaim and the Owner-Operator Counterclaim was proceeding, and motions to join additional parties to the Fraudulent Conveyances Counterclaim were pending at the time settlement discussions between Transtech and the AFP Group were taking place.

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

     On December 23, 1997, settlements of the litigation, including claims for contribution toward the cost of remediating the Kin-Buc Landfill, the Owner-Operator Counterclaim and the Fraudulent Conveyances Counterclaim, and settlements of the Transtech Arbitration, the SCA Arbitration and litigation relating thereto, resulting from discussions among the Transtech Group, the SCA Group and WMI, on the one hand, and among the AFP Group, the SCA Group and WMI, on the other, were reached, and four agreements effecting these settlements were executed and delivered.

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

     The second settlement agreement was among Transtech, Kin-Buc, Filcrest, Marvin H. Mahan, Meagher, Inmar, Dock Watch, the SCA Group, WMI and Gaess. In this agreement, among other things, the parties agreed to terminate the 1986 Agreement and all the other agreements between or among any of them relating to the Kin-Buc Landfill, to dismiss the Transtech Arbitration and the SCA Arbitration and the related litigation, and to dismiss all their claims against the other parties arising from or relating to the Kin-Buc Landfill, including claims for contribution and the Owner-Operator Counterclaim. Transtech, Kin-Buc and Filcrest agreed to continue to prosecute their pending suit against former excess insurance carriers and to pay SCA 75% of the net recoveries of such suit, after allowances for related legal fees and federal and state income tax obligations resulting from the audit of the Company's income tax returns for the years 1982 through 1992, up to a maximum of $3.5 million. Transtech also agreed to turn over the work products of its expert witness and its attorney in the litigation to SCA, who will defend and indemnify Transtech, Kin-Buc, Filcrest, Marvin H. Mahan, Meagher, Inmar and Dock Watch from continuing claims by non-settling non-municipal waste and municipal waste PRPs in the litigation. SCA will also defend and indemnify the Company from all future liability for or in connection with the remediation of the Kin-Buc Landfill.

     The third settlement agreement was among the AFP Group and certain other PRPs, Transtech, all the third-party defendants to the Fraudulent Conveyances Counterclaim, and other parties sought to be joined in the Fraudulent Conveyances Counterclaim. In this agreement, the AFP Group and the other settling PRPs dismissed all their claims in the Fraudulent Conveyances Counterclaim in exchange for a payment $1.5 million. Of this amount, $480,000 was paid by Transtech and the balance was paid by the third-party defendants and such other parties.

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

     In April 1991, Inmar demanded that, in accordance with certain provisions of the lease from Inmar to Kin-Buc of 50 acres upon which a portion of the Kin-Buc Landfill is located, Transtech indemnify Inmar and Marvin H. Mahan against liability for remediation of such property and pay Inmar $6.6 million in damages for loss of value of its adjoining property. These demands are the subject of an October 1998 settlement agreement with Inmar discussed below.

Insurance

     In 1995, Transtech, Kin-Buc and Filcrest commenced suit in the Superior Court of New Jersey, Middlesex County, entitled Transtech Industries, Inc. et. al v. Certain Underwriters at Lloyds et al., Docket No. MSX-L-10827-95, to obtain indemnification from its excess insurers during the period 1965 through 1986 against costs incurred in connection with the remediation of the Kin-Buc Landfill and the Piscataway, New Jersey site owned by Tang Realty, Inc., a corporation controlled by Marvin H. Mahan ("Tang") and for the defense of litigation related thereto. The defendant insurers, which include various London and London Market insurance companies, First State Insurance Company and International Insurance Company, have answered the complaint against them and discovery is proceeding. All of the policies of excess insurance issued by the defendant insurers cover Transtech, its present subsidiaries and former subsidiaries, some of which Transtech no longer controls. They also cover Inmar and other companies presently or formerly owned, controlled by or affiliated with Marvin H. Mahan.

     Mr. Mahan and such affiliated entities assigned to the Company their rights as insureds and claimants under such policies pursuant to the October 1998 settlement agreement discussed below.

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

     In May 1996 Inmar applied to the Superior Court, Essex County, New Jersey for an order vacating a 1983 order of that Court in a suit entitled State of New Jersey, Department of Environmental Protection v. Inmar Associates et al., Docket No. C-1852-83E. That order prohibited Inmar from selling its real property until all of Inmar's and Marvin H. Mahan's obligations for the environmental cleanup of a site in Carlstadt, New Jersey are fulfilled. In August 1996 the Superior Court denied Inmar's application for relief from the 1983 order, but permitted it to reapply if a sale of a specific piece of real property was upcoming.

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

     In December 1996 the Superior Court permitted Inmar to sell the land to Expansion, but ordered that the net proceeds of the sale be paid into the Court to secure the fulfillment of any Carlstadt cleanup obligations which Inmar or Marvin H. Mahan may be held liable to perform. Inmar appealed this order to the Appellate Division of the Superior Court. A closing of the sale of the land to Expansion took place in January 1997, and the net proceeds of the sale, totalling approximately $530,000, were paid into the Superior Court pending the outcome of Inmar's appeal.

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

     On August 3, 1998 the Superior Court granted Inmar's application and vacated its December 1996 order, released the proceeds and removed the prohibition on the sale of Inmar's other real property. In December 1998, the Company received $480,000 in accordance with the terms of an October 1998 settlement agreement with Inmar, as discussed below.

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

     In December 1989, Inmar and Transtech agreed to share equally certain costs in connection with the AT&T Suit. As of December 31, 1992, Transtech paid $514,000 towards such costs. Inmar has disputed which expenses are to be shared. Further, in April 1991, Marvin H. Mahan made a demand upon Transtech for reimbursement of approximately $300,000 in costs which he incurred in connection with the AT&T Suit. The dispute concerning the shared expenses and Marvin H. Mahan's demand for reimbursement are subjects of the October 1998 settlement agreement with Inmar discussed below.

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

     In connection with its determination not to continue to contribute to the remediation of the Tang site, in March 1991 Transtech made a demand upon Tang for reimbursement of the amounts it had expended in connection with such remediation. In April 1991, Tang rejected the demand for reimbursement and demanded Transtech resume the remediation. These demands are the subject of the October 1998 settlement agreement with Tang discussed below.

As to Negotiations with Inmar, Tang and Marvin H. Mahan

     The Company had been negotiating with Inmar, Marvin H. Mahan and Tang (collectively, the "Mahan Interests") toward a settlement of disputes with the Company, namely, Inmar's demand for damages for loss of value of property adjoining the Kin-Buc Landfill, the sharing of legal expenses of the suit settled in 1995 pertaining to a site in Carlstadt, New Jersey, and the reimbursement of remediation costs and damages for loss of value at the Piscataway, New Jersey site owned by Tang. Negotiations broadened to include the Mahan Interests' joining in the December 1997 settlement of a derivative suit stemming from litigation regarding the remediation of the Kin-Buc landfill, the satisfaction of Kin-Buc's $1.1 million judgment against Inmar and the Mahan Interests' cooperation in the prosecution of the suit against Transtech's excess insurers. In October, 1998 the Company entered into an agreement with the Mahan Interests which resolved such disputes and assigned to the Company all rights of the Mahan Interests, and certain other insured entities affiliated with the Mahan Interests, as insureds and claimants under the excess insurance policies now the subject of litigation initiated by the Company. The Company agreed to vacate Kin-Buc's judgment against Inmar in exchange for $480,000 which was paid to the Company from funds deposited with the Superior Court of New Jersey, and to pay $200,000 for the aforementioned assignment of rights under the insurance policies to be paid in two equal installments. The first installment was paid when the Company received the $480,000 from the Superior Court and the second installment is payable when the Company receives payment for claims made against the insurance carriers. An amount equal to the second installment was placed in escrow when the funds were received from the Superior Court and is included in "Other" assets in the accompanying December 31, 1998 balance sheet. The Company also agreed to indemnify Marvin H. Mahan for claims that may be made on account of past actions he took in his role as an officer and director of the Company and reimbursed Marvin H. Mahan $68,000 for a portion of the Mahan Interests' legal fees related to the Kin-Buc litigation and their efforts to release the funds held by the Superior Court. The Mahan Interests and the Company exchanged releases from all other claims each has made against the other.

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

     None during the quarter ended December 31, 1998.

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

     None.

                            PART III

Part III, Item 9.  Directors, Executive Officers, Promoters
                   and Control Persons; Compliance with Section
                   16(a) of the Securities Exchange Act.

Directors and Executive Officers of the Company

     Robert V. Silva (55) - President and Chief Executive Officer and a director of the Company from April 1991 and Chairman of the Board of Directors from November 1991. Mr. Silva served as a consultant to the Company from December 1990 until his appointment in April 1991 as an officer of the Company. Mr. Silva was employed from September 1987 to December 1990 as Executive Vice President of Kenmare Capital Corp. ("Kenmare"), an investment firm, and provided financial and management consulting services to companies acquired by Kenmare's affiliates. In connection with such financial and management services, Mr. Silva served as Vice President and a Director of Old American Holdings, Inc. and its subsidiary from 1988 to 1990, and Vice President and a Director of Compact Video Group, Inc. and its subsidiaries from 1988 to 1991 and of Manhattan Transfer/Edit, Inc. from 1989 to 1991. Mr. Silva also served as a Director of General Textiles from 1989 to 1991. From June 1985 to September 1987, Mr. Silva served as Vice President of, and provided management consulting services to, The Thompson Company, a private investment firm controlled by the Thompson family of Dallas, Texas. Mr. Silva served as Chairman and Chief Executive Officer of Hunt Valve Company, Inc., a former subsidiary of the Company, from March 1, 1996 to his resignation effective January 1, 1997, and as a Director of Hunt from March 1996 to August 1998. Mr. Silva also served as Vice President and a Director of ValveCo Inc., the entity which acquired Hunt, from October 10, 1995 to his resignation effective January 1, 1997, and was a stockholder in ValveCo Inc. from March 1, 1996 through August 1998. From September 1996 to February 14, 1997, Mr. Silva served as a Director of Hunt's subsidiary, Hunt SECO Engineering, Ltd. and its subsidiaries. Mr. Silva is also the principal of Robert V. Silva and Company, LLC., a private investment firm. Mr. Silva also serves as Chairman and Chief Executive Officer of Fab-Tech Industries of Brevard, Inc. since September 1998. Mr. Silva's wife is the sister-in-law of Gary Mahan, the son of Marvin H. Mahan and Ingrid T. Mahan.

     Arthur C. Holdsworth, III (51) - A director of the Company since 1988. Since August 1991, Mr. Holdsworth has been Vice President of Sales at Millington Quarry, Inc. Prior to that and from 1977, Mr. Holdsworth was General Manager of Dallenbach Sand Co., Inc. Millington Quarry, Inc., is owned by members of the Mahan family. Dallenbach Sand was previously owned by members of the Mahan family.

     Andrew J. Mayer, Jr. (43) - Vice President-Finance and Chief Financial Officer of the Company from November 1991 and a director of the Company from December 1991 and, from April 1992, Secretary of the Company. From 1988 to November 1991, Mr. Mayer served as Vice President, Secretary and Treasurer of Kenmare. In connection with management and financial services provided by Kenmare, Mr. Mayer served in a variety of capacities for the following companies: Old American Holdings, Inc. and its subsidiary from 1988 to 1991; The Shannon Group, Inc. and its subsidiaries from 1988 to 1990; Detroit Tool Group, Inc. and its subsidiaries from 1989 to 1990; Compact Video Group, Inc. from 1988 to 1991; Manhattan Transfer/Edit, Inc. from 1989 to 1991; and General Textiles from 1989 to 1990. Mr. Mayer served as Executive Vice President of Hunt Valve Company, Inc., a former subsidiary of the Company from March 1, 1996, the date the Company sold Hunt, to his resignation effective January 1, 1997. Mr. Mayer also served as Vice President - Chief Financial Officer of ValveCo Inc. from April 3, 1996 through his resignation effective January 1, 1997, and was a stockholder in ValveCo Inc. from March 1, 1996 through August, 1998. From September 1996 to February 14, 1997, Mr. Mayer served as a Director of Hunt's subsidiary, Hunt SECO Engineering, Ltd. and its subsidiaries. Mr. Mayer is an investor, and serves in a variety of capacities, in certain entities established by Robert V. Silva & Company, LLC for private investment purposes. Mr Mayer also serves as a Director, Chief Financial Officer and Secretary of Fab-Tech Industries of Brevard, Inc.

Compliance with Section 16(a) of Securities
Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the Company's fiscal year ending December 31, 1998 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with, except for the late filing of a report on Form 4 as to one transaction completed by Andrew J. Mayer, Jr.

Part III, Item 10.  Executive Compensation.

                   Summary Compensation Table

     The following table summarizes the compensation paid to or earned by the President and Chief Executive Officer (the "Chief Executive Officer") and the Vice President-Finance, Chief Financial Officer and Secretary (the "Named Executive Officer") in the years ending December 31, 1998, 1997 and 1996 ("Fiscal 1998", "Fiscal 1997" and "Fiscal 1996", respectively) for services rendered by them to the Company in all capacities during such years. Both the Chief Executive Officer and the Named Executive Officer were the only executive officers of the Company whose total annual salary and bonus exceeds $100,000 and were serving as executive officers of the Company at December 31, 1998.


                                         Annual Compensation

                                                     Other
Name and                                           Annual
Principal            Fiscal                        Compen-
Position             Year  Salary      Bonus       sation (a)

Robert V. Silva       1998  $157,332    $0         $1,570
President and Chief   1997  $159,898    $77,500    $0
Executive Officer     1996  $176,804(b) $0         $90

Andrew J. Mayer, Jr.  1998  $136,000    $0         $1,360
Vice President-       1997  $135,792    $20,000    $994
Finance, Chief        1996  $136,000    $0         $1,360
Financial Officer
and Secretary

                               Long Term Compensation
                               Awards                  Payouts
                              Restricted   Options/    Long-Term    All
                              Stock        Stock App-  Incentive    Other
                              Awards       reciation   Plan         Compan-
                                           Rights      Payouts      sation(c)

Robert V. Silva       1998    0            0           0            0
President and Chief   1997    0            0           0            0
Executive Officer     1996    0            0           0            0

Andrew J. Mayer, Jr.  1998    0            0           0            0
Vice-President-       1997    0            0           0            0
Finance, Chief        1996    0            0           0            0
Financial Officer
and Secretary

     (a) In each case, the amount shown as other annual compensation is the Company's matching contributions to its 401(k) Plan on behalf of the Chief Executive Officer and the Named Executive Officer during each of Fiscal 1998, Fiscal 1997 and Fiscal 1996. In each of Fiscal 1998, Fiscal
1997 and Fiscal 1996, the Company's 401(k) Plan provided for a match equal to 50% of a participant's contribution to the plan in that year, subject to a maximum of (i) 2% of compensation in that year or (ii) applicable Internal Revenue Service limits.

     (b) Mr. Silva's Fiscal 1996 annual compensation of $176,804 was allocated $160,000 to the Company and $16,804 to Hunt for the period of 1996 Hunt was a subsidiary of the Company. Mr Silva served as Chairman of the Board of
Directors and Chief Executive Officer of Hunt.

     (c) The aggregate value of all other perquisites granted the Chief Executi ve Officer and the Named Execution Officer is less than 10% of their respective salaries.

                       Stock Option Plans

     The following table sets forth, with respect to grants of stock options and stock appreciation rights ("SARs") to the Chief Executive Officer and the Named Executive Officer during Fiscal 1998: (a) the number of options granted; (b) the percent the grant represents of total options granted to employees during Fiscal 1998; (c) the per-share exercise price of the options granted; and
(d) the expiration date of the options.
                OPTION/SAR GRANTS IN FISCAL 1998

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


     The following table sets forth: (a) the number of shares received and the aggregate dollar value realized in connection with each exercise of outstanding stock options during Fiscal 1998 by the Chief Executive Officer and the Named Executive Officer; (b) the total number of all outstanding, unexercised options (separately identifying exercisable and unexercisable options) held by such executive officers as of the end of Fiscal 1998; and (c) the aggregate dollar value of all such unexercised options that are in-the-money (i.e., options as to which the fair market value of the underlying common stock of the Company that is subject to the option exceeds the exercise price of the option), as of the end of Fiscal 1998.

         AGGREGATED OPTION/SAR EXERCISES IN FISCAL 1998
              AND FISCAL YEAR-END OPTION/SAR VALUES

                                                              Number of
                                                              Unexercised
                                                            Options/SARs* at
                                                           Fiscal Year-End(#)

                        Shares Acquired                        Exercisable/
 Name                   on Exercise (#)     Value Realized ($) Unexercisable

 Robert V. Silva        0                  N/A               50,000/0



 Andrew J. Mayer, Jr.   0                  N/A               5,000/0


                             Value of Unexercised
                             In-the-Money
                             Options/SARs* at
                             Fiscal Year-End($)

                             Exercisable/
                             Unexercisable

Robert V. Silva                 0/0
Andrew J. Mayer, Jr.            0/0

    * No SARs have been issued by the Company.

                    Compensation of Directors

     Directors of the Company who are not also employees are paid annual directors' fees of $1,875 per calendar quarter, plus $500 for attending each meeting of the board. In Fiscal 1998, Arthur C. Holdsworth, III earned fees of $15,000 which included a bonus payment of $7,500.

Part III, Item 11.  Security Ownership of Certain Beneficial Owners
                    and Management.

     As of the close of business on March 26, 1999, the Company has issued and outstanding 2,829,190 shares of Common Stock, which figure excludes 1,885,750 shares owned by the Company which are not outstanding and are not eligible to vote.

     Set forth below is a table showing, as of March 26, 1999, the number of shares of Common Stock owned beneficially by:

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

     Unless otherwise specified, the persons named in the table below and footnotes thereto have the sole right to vote and dispose of their respective shares.

Name and Address of
Beneficial Owner and         Number of Shares     Percentage
Identity of Group            Beneficially Owned   of Class

Herzog, Heine & Geduld       348,350 (a)          12.3%
525 Washington Blvd.
Jersey City, NJ 07310

Roger T. Mahan               325,435 (b),(e)      11.5%
47 McGregor Avenue
Mt. Arlington, NJ 07856

Nancy M. Ernst               321,775 (b),(c),(e)  11.4%
2229 Washington Valley Rd.
Martinsville, NJ 08836

Gary A. Mahan                310,601 (b),(d),(e)  11.0%
53 Cross Road
Basking Ridge, NJ 07920

Robert V. Silva               78,322 (f)           2.8%
200 Centennial Avenue
Piscataway, NJ 08854

Arthur C. Holdsworth, III      3,200                .1%
200 Centennial Avenue
Piscataway, NJ 08854

Andrew J. Mayer, Jr.           5,900 (g)            .2%
200 Centennial Avenue
Piscataway, NJ 08854

All executive officers        87,422 (h)           3.1%
and directors as a group
(3 in group)


     (a)  Includes 28,200 shares owned by customers of this firm.

     (b) Roger T. Mahan, Nancy M. Ernst and Gary A. Mahan are the children of Marvin H. Mahan, a former officer, director and principal shareholder of the Company, and his wife, Ingrid T. Mahan. Marvin H. and Ingrid T. Mahan disclaim beneficial ownership of the shares owned by their children.

     (c) Includes 8,600 shares owned by Nancy M. Ernst's husband, Kenneth A. Ernst, and 18,200 shares owned by their minor children. Mr. Ernst was a directo r of the Company from June 1987 through April 29, 1994.

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

     In December 1989, the Company and Inmar agreed to share equally certain expenses in connection with the AT&T Suit. As of December 31, 1992, the Company paid $514,000 towards such costs. Inmar has disputed which expenses are to be shared. Further, in April 1991, Marvin H. Mahan made a demand upon the Company for reimbursement of approximately $300,000 in costs which he incurred in connection with the AT&T Suit. The dispute concerning the shared expenses and Marvin H. Mahan's demand for reimbursement are subjects of the October 1998 settlement agreement with Inmar discussed below.

     Pursuant to a December 1988 agreement with Tang Realty, Inc. ("Tang"), a corporation controlled by Marvin H. Mahan, in 1988, 1989 and 1990 the Company spent approximately $4.3 million for the remediation of a Piscataway, New Jersey site owned by Tang and operated by the Company for a limited period of time. In October 1990, the Company determined that it would no longer continue to contribute to the remediation of that site and in March 1991 the Company made a demand upon Tang for reimbursement of the amounts it had expended in connection with such remediation. In April 1991 Tang rejected the demand for reimbursement and demanded the Company resume the remediation. These demands are the subject of the October 1998 settlement agreement with Tang discussed below. One of the Company's wholly-owned subsidiaries, Kin-Buc, Inc. ("Kin-Buc"), leased from Inmar approximately 50 acres of land upon which a portion of the Kin-Buc landfill (the "Kin-Buc Landfill") is located. This lease ran to July 1995. The annual base rent of $162,500 had been waived by Inmar because the Kin-Buc Landfill was not operating. In April 1991, Inmar demanded that, in accordance with certain provisions of the Kin-Buc Lease, the Company indemnify Inmar and Marvin H. Mahan against liability for remediation of the leased tract, and pay Inmar $6.6 million in damages for loss of value of its adjoining property. The claim for damages is the subject of the October 1998 settlement agreement with Inmar discussed below.

     In 1988, Kin-Buc paid $1,200,000 to Inmar for clay to be used for the closure of the Kin-Buc Landfill. Under its agreement with Inmar, the Company has a right to a refund of the purchase price of the clay if it is unable to extract or use the clay. For a discussion of this matter see Part I, Item 3. Legal Proceedings - "As to the Clay Deposits". This matter is a subject of the October 1998 settlement agreement discussed below.

     Since Marvin H. Mahan's retirement from the Company, it has provided Marvin H. Mahan the use of an automobile and contributed to the expenses of maintaining an office for his use including secretarial services. Such expenses totalled approximately $10,000 and $21,000 in 1998 and 1997, respectively. In addition, the Company agreed to pay $40,000 in 1997 toward legal fees incurred by Marvin H. Mahan with respect to litigation related to the Kin-Buc Landfill and reimbursed an additional $68,000 of such fees in 1998 pursuant to the October 1998 settlement agreement discussed below.

     The Company has been negotiating with Inmar, Marvin H. Mahan and Tang (collectively, the "Mahan Interests") toward a settlement of disputes with the Company, namely, Inmar's demand for damages for loss of value of property adjoining the Kin-Buc Landfill, the sharing of legal expenses of the suit settled in 1995 pertaining to a site in Carlstadt, New Jersey, and the reimbursement of remediation costs and damages for loss of value at the Piscataway, New Jersey site owned by Tang Realty. Negotiations recently broadened to include the Mahan Interests' joining in the December 1997 settlement of a derivative suit stemming from litigation regarding the remediation of the Kin-Buc landfill, the satisfaction of Kin-Buc's $1.1 million judgment against Inmar and the Mahan Interests' cooperation in the prosecution of the suit against Transtech's insurers. In October, 1998 the Company entered into an agreement with the Mahan Interests which resolved such disputes and assigned to the Company all of the Mahan Interests', and certain other insured entities' affiliated with the Mahan Interests, rights as insureds and claimants under the excess insurance policies now the subject of litigation initiated by the Company. The Company agreed to vacate Kin-Buc's judgment in exchange for $480,000 which was paid to the Company from funds deposited with the Superior Court of New Jersey, and to pay $200,000 for the aforementioned assignment of rights under the insurance policies to be paid in two equal installments. The first installment was paid when the Company received the $480,000 from the Superior Court and the second installment is payable when the Company receives payment for claims made against the insurance carriers. An amount equal to the second installment was placed in escrow when the funds were received from the Superior Court and is included in other assets in the accompanying December 31, 1998 balance sheet. The Company also agreed to indemnify Marvin H. Mahan for claims that may be made on account of past actions he took in his role as an officer and director of the Company and reimbursed Marvin H. Mahan $68,000 for a portion of the Mahan Interests' legal fees related to the Kin-Buc litigation and their efforts to release the funds held by the Superior Court. The Mahan Interests and the Company exchanged releases from all other claims each has made against the other.

     On August 28, 1992, the Company made an advance of $10,000 to Robert V. Silva, President and Chairman of the Board of the Company. The advance was evidenced by an interest bearing note. The note and accrued interest thereon was repaid in full during 1996. On April 22, 1994 the Company made a loan of $75,000 to Mr. Silva evidenced by a note which bears interest at a floating prime rate plus 1% and is due and payable as determined by the Board of Directors. A total of $108,000 was outstanding with respect to the loan, including interest, as of December 31, 1998.

     On March 1, 1996, ValveCo Inc. ("ValveCo"), a Delaware corporation organized by Three Cities Research, Inc. ("TCR"), a Delaware corporation unaffiliated with the Company or any of its directors and officers, purchased 100% of the Hunt Valve Company, Inc. common stock owned by THV Acquisition Corp, a wholly-owned subsidiary of the Company, representing 79.05% of the issued and outstanding Hunt common stock. Fifteen percent of the common stock issued by ValveCo was purchased by certain directors and executive officers who are members of management of the Company and/or Hunt, namely, Robert V. Silva (7.5%), David Huberfield (4%), Andrew J. Mayer, Jr. (2%) and Gerald Bogner (1.5%) for $150,000. Such directors and executive officers also obtained the right to acquire, for an aggregate cost of $2.3 million, an additional 12.5% of ValveCo's common stock pursuant to the exercise of performance and value-based options. In addition, the aforementioned directors and executive officers of the Company and Hunt were employed in various capacities by ValveCo and Hunt after the sale (see Part I, Item 1, Description of Business, Discontinued Operations). Mr. Silva resigned from his employment with ValveCo and Hunt effective January 1, 1997, and as a director of Hunt in August 1998. Mr. Mayer also resigned from his employment with ValveCo and Hunt effective January 1, 1997. These two directors and executive officers of the Company sold their equity holdings in ValveCo in August 1998.

                             PART IV

Part IV, Item 13.  Exhibits and Reports on Form 8-K.

     Exhibits

     The exhibits to this report are listed in the Exhibit Index on pages 35 to 39.

     Reports on Form 8-K

     None.

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


Dated: March 30, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


/s/ Robert V. Silva                    March 30, 1999
Robert V. Silva, President and
Chief Executive Officer
and Director


/s/ Andrew J. Mayer, Jr.               March 30, 1999
Andrew J. Mayer, Jr.
Vice President-Finance, Chief
Financial Officer, Secretary and
Director

                   TRANSTECH INDUSTRIES, INC.
                          EXHIBIT INDEX

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

10 (az)   Settlement Agreement for Matters Relating to
          the Kin-Buc Landfill dated December 23, 1997
          among Transtech Industries, Inc. and certain
          of its subsidiaries, Waste Management, Inc.
          and certain of its affiliates including SCA
          Services, Inc., Inmar Associates, Inc., Dock
                                                     Sequential
Exhibit No.                                             Page No.

          Watch Quarry, Inc., Marvin H. Mahan, Robert J.
          Meagher, and Anthony Gaess:  See "J" below

10 (ba)   Stipulation of Settlement and Release dated
          December 23, 1997 among Transtech Industries,
          Inc. and certain of its shareholders and former officers, Inmar Associates, Inc., Tang
          Realty, Inc., Waste Management, Inc. and certain of its affiliates including SCA
          Services, Inc.:  See "J" below

10 (bb)   Settlement Agreement dated October 22, 1998     43 - 60
          among Transtech Industries, Inc. and its subsidiary, Inmar Associates, Inc., Tang
          Realty, Inc., Dock Watch Quarry Pit, Inc. and
          Marvin H. Mahan.

11        Statement regarding computation of net loss          61
          per share

13        Annual Report to Stockholders                  62 - 121

21        Subsidiaries of the Registrant                      122







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

     "F"  Incorporated herein by reference to the
          Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995

     "G"  Incorporated herein by reference to the
          Company's Current Report on Form 8-K dated
          October 24, 1995

     "H"  Incorporated herein by reference to the
          Company's Current Report on Form 8-K dated
          March 1, 1996

     "I"  Incorporated herein by reference to the
          Company's Annual Report on Form 10-KSB
          for the fiscal year ended December 31, 1995

     "J"  Incorporated herein by reference to the
          Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997