Form 10QSB
period 1999-03-31
TRANSTECH INDUSTRIES INC
filed 1999-05-17
CIK 87799

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           ___________

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999

                              or

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,829,190 shares of common stock, $.50 par value, outstanding as of March 31, 1999. In addition, at such date, the issuer held
1,885,750 shares of common stock, $.50 par value, in treasury.

Transitional Small Business Disclosure Format
(Check One): Yes     No  X
                                               Page 1 of 27 pages
                                         Exhibit index on page 26

                     TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED March 31, 1999

                            I N D E X

                                                          Page(s)
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

      Consolidated Balance Sheets as of March 31,
        1999 and December 31, 1998                         3 -  4

      Consolidated Statements of Operations for the             5
        Three Months Ended March 31, 1999 and 1998

      Consolidated Statements of Cash Flows for the
        Three Months Ended March 31, 1999 and 1998         6 -  7

      Notes to Consolidated Financial Statements           8 - 12

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations           13 - 22

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                      23

Item 6. Exhibits and Reports on Form 8-K                       24


SIGNATURES                                                     25

EXHIBIT INDEX                                                  26

EXHIBITS                                                       27

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)

                             ASSETS
                                       March 31,      December 31,
                                         1999            1998
                                      (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents            $   861         $   605
  Marketable securities                  1,305           1,806
  Accounts receivable - trade
    (net of allowance for doubtful
    accounts of $2)                        236             225
  Notes receivable                         110             108
  Prepaid expenses and other               440             319

      Total current assets               2,952           3,063

PROPERTY, PLANT AND EQUIPMENT
  Machinery and equipment                2,890           2,891
  Less accumulated depreciation         (2,810)         (2,794)
  Net property, plant and equipment         80              97

OTHER ASSETS
  Notes receivable                         130             137
  Assets held for sale                   1,312           1,312
  Escrowed funds from sale of
    subsidiary                             870             859
  Other                                    132             132

       Total other assets                2,444           2,440

TOTAL ASSETS                           $ 5,476         $ 5,600







         See Notes to Consolidated Financial Statements

                    TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

               CONSOLIDATED BALANCE SHEETS, Cont'd
                           (In $000's)

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                       March 31,    December 31,
                                         1999            1998
                                      (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt    $    24         $    24
  Accounts payable                         288             289
  Accrued income taxes and related
    interest                             3,839           3,747
  Deferred income taxes                      1               3
  Accrued miscellaneous expenses           318             163

        Total current liabilities        4,470           4,226

OTHER LIABILITIES
  Long-term debt                             9              15
  Accrued remediation and closure
    costs                                2,108           2,110

        Total other liabilities          2,117           2,125

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.50 par value,
    10,000,000 shares authorized:
    4,714,940 shares issued              2,357           2,357
  Additional paid-in capital             1,516           1,516
  Retained earnings                      6,004           6,358
  Net unrealized gains on marketable
    securities                              26              32
        Subtotal                         9,903          10,263
  Treasury stock, at cost -
    1,885,750 shares                   (11,014)        (11,014)

        Total stockholders' equity
          (deficit)                     (1,111)           (751)

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)       $ 5,476         $ 5,600



         See Notes to Consolidated Financial Statements

                    TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)
                                      For the Three Months Ended
                                               March 31,
                                         1999           1998
REVENUES                                $   84         $  205

COST OF OPERATIONS
  Direct operating costs                    74            185
  Selling, general and
    administrative expenses                359            412
    Total cost of operations               433            597

INCOME (LOSS) FROM OPERATIONS             (349)          (392)

OTHER INCOME (EXPENSE)
  Investment income (loss)                  39             53
  Interest expense                          (1)            (2)
  Interest related to income taxes
    payable                                (93)           (88)
  Gain (loss) from sale of property          3             -
  Miscellaneous income (expense)            47             19
    Total other income (expense)            (5)           (18)

INCOME (LOSS) BEFORE INCOME TAXES
  (CREDIT)                                (354)          (410)

  Income taxes (credit)                     -            (140)

NET INCOME (LOSS)                       $ (354)       $  (270)

INCOME (LOSS) PER COMMON SHARE:

NET INCOME (LOSS)                        $(.12)         $(.10)

NUMBER OF SHARES USED IN
  CALCULATION                        2,829,190      2,829,190





         See Notes to Consolidated Financial Statements

                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

                PART I - FINANCIAL INFORMATION, Cont'd

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In $000's)
                              (Unaudited)
                                        For the Three Months Ended
                                                 March 31,
                                            1999           1998
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers          $    72        $   186
    Cash paid to suppliers and employees     (352)          (614)
    Interest and dividends received            30             43
    Interest paid                              (1)            (2)
    Other income received                      14             18
    Income taxes paid                          (1)            -
      Net cash provided by (used in)
        operating activities                 (238)          (369)

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale and maturity
      of marketable securities                492            247
    Purchase of marketable securities          -              -
    Purchase of property, plant and
      equipment                                -              (6)
    Proceeds from sale of property,
      plant and equipment                       3            267
    Collections of notes receivable             7              3
      Net cash provided by (used in)
        investing activities                  502            511

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt       (6)            (5)
    Payment of remediation and closure
      costs                                    (2)            (3)
      Net cash provided by (used in)
        financing activities                   (8)            (8)

  NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                               256            134
  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE YEAR                               605            311
  CASH AND CASH EQUIVALENTS AT END
    OF THE QUARTER                         $  861         $  445


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                           (In $000's)
                           (Unaudited)
                                        For the Three Months Ended
                                                  March 31,
                                            1999           1998
RECONCILIATION OF NET INCOME (LOSS)
 TO NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:
  NET INCOME (LOSS)                       $  (352)      $  (270)

  ADJUSTMENTS TO RECONCILE NET INCOME
   (LOSS) TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES:
    Depreciation and amortization              17            15
    (Gain) loss on sale of property,
      plant and equipment                      (3)           -
    Increase (decrease) in deferred
      income taxes                              -            (1)
    (Increase) decrease in assets:
      Accounts and notes receivable,
       -net                                   (10)          (19)
      Prepaid expenses and other             (124)          (25)
      Escrowed funds from sale of subsidiary  (10)          (10)
    Increase (decrease) in liabilities:
      Accounts payable and accrued
        expenses                              152            (8)
      Accrued income taxes and related
        interest                               92           (51)

 NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                   $  (238)      $  (369)










         See Notes to Consolidated Financial Statements

                    TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1999
                           (Unaudited)

NOTE 1 - FORWARD LOOKING STATEMENTS

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

NOTE 2 - BASIS OF PRESENTATION

     The accompanying financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of this Form 10-QSB may wish to refer to the Company's Form 10-KSB for the year ended December 31, 1998 for further information.

     The financial information has been prepared in accordance with the Company's customary accounting practices except for certain reclassifications to the 1998 financial statements in order to conform to the presentation followed in preparing the 1999 financial statements. Quarterly financial information has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature except as disclosed herein.

NOTE 3 - MARKETABLE SECURITIES

     The Company classifies all equity securities and debt securities as available-for-sale securities. Available-for-sale debt securities are carried at amortized cost, which approximates fair value because of their short term to maturity. At March 31, 1999, available-for-sale debt securities consisted of $1,244,000 of U.S. Government Securities with maturities through June 1999. Available-for-sale equity securities are carried at fair value as determined by quoted market prices. The portfolio of available-for-sale equity securities had a cost of $38,000 and a market value of $61,000 as of March 31, 1999. The aggregate excess of market value over cost of such securities as of March 31, 1999 of $26,000 is presented as a separate component of stockholders' equity less deferred income taxes of $3,000. The excess of fair value over cost consisted of gross unrealized gains of $50,000 and gross unrealized losses of $24,000 as of March 31, 1999. The cost of marketable securities sold is determined on the specific identification method and realized gains and losses are reflected in income. Proceeds from sale and maturity of available-for-sale securities during the quarter ended March 31, 1999 amounted to $492,000. Dividend and interest income is accrued as earned.

NOTE 4 - ASSETS HELD FOR SALE

     Assets held for sale consist primarily of real estate which is carried at a cost of $1,312,000 as of March 31, 1999. The real estate included in this category as of March 31, 1999 consists of approximately 430 acres in Deptford, N.J., including approximately 100 acres upon which a landfill owned and previously operated by the Company's subsidiary, Kinsley's Landfill, Inc., is situated. The Company is pursuing the disposition of these properties. However, based upon market conditions for real estate of this type, the Company is unable to determine when such sales will be consummated.

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

NOTE 6 - LONG-TERM DEBT

   At March 31, 1999, long-term debt consisted of the following (in
$000's):

        10.5% mortgage payable in                      $ 13
          installments through April 2000;
          secured by land and buildings
        Other                                            20
          Total long-term debt                           33
          Less: current portion                          (9)
                                                       $ 24

NOTE 7 - REMEDIATION AND CLOSURE COSTS

     The Company and certain subsidiaries previously participated in the resource recovery and waste management industries. These activities included the hauling of waste, waste treatment and the operation of three landfills. Although the sites are now closed, the Company continues to own the sites and to remediate two of them, and has both incurred, and accrued for, substantial costs associated therewith.

     The Company's accruals for closure and remediation activities equal the present value of its allocable share of the estimated future costs related to a site less funds held in trust for such purposes. Such estimates require a number of assumptions, and therefore may differ from the ultimate outcome. The costs of litigation associated with a site are expensed as incurred.

     As of March 31, 1999, the Company has accruals totalling $11.3 million for its estimated share of remediation and closure costs in regard to the Company's former landfill operations, $9.2 million of which is held in trusts and maintained by trustees for financing of the estimated $11.0 million required to fund the closure plan related to the landfill owned by the Company's subsidiary, Kinsley's Landfill, Inc.

     On December 23, 1997, the Company entered into four agreements which settled lawsuits related to the allocation of costs of remediation of the landfill in Edison, New Jersey owned and operated by Kin-Buc, Inc., a wholly-owned subsidiary of the Company, and which substantially relieved the Company from future obligation with respect to the site. The Kin-Buc Landfill ceased operations in 1977. Remediation and closure activities continue at the Kin-Buc Landfill pursuant to the provisions of an Amended Administrative Order issued by the United States Environmental Protection Agency (the "EPA") to the Company and other respondents, including SCA Services, Inc. ("SCA"), an unaffiliated company, in September 1990 (the "1990 Order"). In November 1992, EPA issued an Administrative Order to the Company, SCA and other respondents for the remediation of certain areas neighboring the Kin-Buc Landfill (the "1992 Order"). Each respondent to these orders is jointly and severally liable thereunder.

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

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes, which provide additional information concerning the Company's financial activities and condition.

Forward-Looking Statements

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

Results of Operations

     The three months ended March 31, 1999 compared to the three months ended March 31, 1998

     Consolidated revenues by business segment for the three months ended March 31, 1999 and 1998 were as follows (in $000):

                                     1999           1998

     Electricity Generation        $   31           $ 65
     Environmental Services           189            259
       Subtotal                       220            324
     Intercompany                    (136)          (119)
       Total                       $   84           $205

     Consolidated net revenues for the three months ended March 31, 1999 were $84,000, a decrease of $121,000 or 59% compared to the same period of 1998.

     Revenues from the operation which generates electricity using methane gas as fuel were $31,000 for the three months ended March 31, 1999, a decrease of $34,000 or 52% compared to the same period of the prior year. The electricity generating facility consists of four diesel/generating units each capable of generating approximately 48,000 kwh/day at full capacity. Methane gas is a component of the landfill gas generated by a landfill site owned by the Company. Engineering studies indicate sufficient quantities of gas at the landfill to continue the operation of the facility for approximately 13 years. Electricity generated is sold pursuant to a long term contract with a local utility. Revenues are a function of the number of kilowatt hours sold, the rate received per kilowatt and capacity payments. The Company sold 1.3 million kwh during the three months ended March 31, 1999 compared to 2.6 million kwh sold in the same period of the prior year. The combined rate received (per Kilowatt and capacity payment) decreased 2.3% in the current period when compared to the comparable period last year. The decline in quantity sold is primarily due to two of the four diesel/generating units being out of service for repair. See the discussion of "Liquidity and Capital Resources" below for information regarding the lease of the landfill gas generated at this site and an offer to purchase the electricity generating operations.

     The environmental services segment reported $189,000 of gross operating revenues for the three months ended March 31, 1999 (prior to elimination of intercompany sales) compared to $259,000 for the period in 1998, a decrease of 27%. Approximately $136,000 or 72% of the environmental services segment's revenues for the period, compared to $119,000 or 46% for last year, were for services provided to other members of the consolidated group and therefore eliminated in consolidation. Third party sales during the period in 1999 and 1998 were $54,000 and $140,000, respectively.

     Consolidated direct operating costs for the three months ended March 31, 1999 were $74,000, a decrease of $111,000 or 60% from $185,000 reported for the same period in 1998. The costs of the electricity generating operation decreased 34% for the three months ended March 31, 1999 when compared to the same period in 1998 due to a decrease in repair and maintenance costs incurred for the electric generating equipment. Costs of the environmental services segment decreased approximately 82% overall due to the decrease in sales volume.

     Consolidated selling, general and administrative expenses for the three months ended March 31, 1999 were $359,000, a decrease of $53,000 or 13% from $412,000 for the same period in 1998. The decrease was primarily due to a decrease in personnel costs and expenses incurred with respect to the Company's environmental litigation. Significant professional fees and administrative costs continue to be incurred in support of the Company's ongoing litigation, marketing and asset divestiture efforts (see Liquidity and Capital Resources - Liquidity).

     The Company's consolidated operating loss for the three months ended March 31, 1999 decreased to $349,000 from a loss of $392,000 for the same period in 1998.

     Consolidated investment income decreased by $14,000 to $39,000 for the three months ended March 31, 1999 from $53,000 for the comparable period last year.

     Consolidated interest expense of $1,000 for the three months ended March 31, 1999 was substantially unchanged from that reported for the same period last year.

     Interest expense reported as "Interest related to income taxes payable" represents the increase in the amount of interest accrued on estimated income taxes payable as a result of the Company's tax litigation discussed below. Such interest expense for the three months ended March 31, 1999 was $93,000 versus $88,000 reported for the comparable period in 1998.

     Consolidated miscellaneous income for the three months ended March 31, 1999 increased $28,000 to $47,000 when compared to the same period of 1998. Miscellaneous income for the period in 1999 includes income of $35,000 in recognition of a payment due from the lessee of the landfill gas generated at a landfill owned by the Company.

     The consolidated loss before income tax credits was $354,000 for the three months ended March 31, 1999, compared to a loss of $410,000 for the same period last year.

     No provision for taxes has been recognized for the three months ended March 31, 1999. The Income tax credit for same period of 1998 equalled $140,000.

     Consolidated net loss for the three months ended March 31, 1999 was $354,000 or $.12 per share, compared to net loss of $270,000, or $.10 per share, for the three months ended March 31, 1998.

Liquidity and Capital Resources

General

     Net cash used in operating activities for the three months ended March 31, 1999 decreased to a net use of $238,000 from a use of $369,000 when compared to the same period of last year. Net cash provided by investing activities decreased this year to $502,000 from $511,000. The use of cash in financing activities of $8,000 for the period is unchanged from last year. Funds held by the Company in the form of cash and cash equivalents increased as of March 31, 1999 to $861,000 from $445,000. The sum of cash, cash equivalents and marketable securities as of March 31, 1999 decreased to $2,166,000 from $2,921,000 when compared to last year.

     Working capital deficit was $1.5 million and $1.2 million, and the ratio of current assets to current liabilities was 0.7 to 1 as of March 31, 1999 and December 31, 1998.

     THE COMPANY FACES SIGNIFICANT SHORT-TERM AND LONG-TERM CASH REQUIREMENTS FOR (I) FEDERAL AND STATE INCOME TAX OBLIGATIONS DISCUSSED BELOW AND IN THE NOTES TO THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1998, MOST OF WHICH WILL BECOME DUE FOLLOWING THE CONCLUSION OF THE TAX COURT CASE WITH THE INTERNAL REVENUE SERVICE (THE "SERVICE") OF THE COMPANY'S TAX LIABILITY FOR THE YEARS 1980 THROUGH 1991, (II) FUNDING ITS PROFESSIONAL AND ADMINISTRATIVE COSTS, AND (III) FUNDING REMEDIATION COSTS ASSOCIATED WITH SITES OF PAST OPERATIONS.

     The Company has accrued $3.8 million through March 31, 1999 with respect to the federal and state income tax obligations. This estimated amount exceeds the Company's currently liquid assets. In addition, the Company's past participation in the waste handling and disposal industries subjects the Company to future events or changes in environmental laws or regulations, which cannot be predicted at this time, which could result in material increases in remediation and closure costs, and other potential liabilities that may ultimately result in costs and liabilities in excess of its available financial resources.

     Although the Company continues to pursue the sale of assets held for sale and claims against insurance carriers for recoveries of past remediation costs, no assurance can be given that the timing and amount of the proceeds from such sources will be sufficient to meet the cash requirements of the Company as they come due. In addition, the Company cannot ascertain whether its remaining operations and funding sources will be adequate to satisfy its future cash requirements, including its anticipated tax liabilities. In the event of an unfavorable resolution of the insurance litigation, or should the proceeds of asset sales be insufficient to meet the Company's future cash requirements, including its tax liabilities, then, if other alternatives are unavailable at that time, the Company will be forced to consider a plan of liquidation of its remaining assets, whether through bankruptcy proceedings or otherwise.

Taxes

     As discussed in greater detail below, the Company has been litigating with the Service in Tax Court over its tax liability for taxable years 1980-88. Certain issues from taxable years 1989-91 are also part of the Tax Court litigation because losses from those years were carried back to 1988. The Company has reached agreement with the Service as to all issues in the Tax Court litigation. The Company estimates that, taking into account available net operating losses and tax credits as of March 31, 1999, approximately $1,125,000 of federal income tax and $127,000 of state income tax, $2,587,000 of federal interest (plus additional interest from March 31, 1999999 forward), will be owed when a judgment is entered at the conclusion of Tax Court litigation. (The tax liability estimates presented herein exclude penalties. The Service has conceded all of the penalties that it had asserted in the Tax Court litigation, but state tax authorities may assert that penalties are due.)

     In 1991, the Service asserted numerous adjustments to the tax liability of the Company and its subsidiaries for tax years 1980 through 1988, along with interest and penalties thereon. In 1993, after the conclusion of administrative proceedings, the Service issued a deficiency notice to the Company asserting adjustments to income of $33.3 million and a corresponding deficiency in federal income taxes of approximately $13.5 million, as well as penalties of $2.5 million and interest on the asserted deficiency and penalties. In addition, the Service challenged the carryback of losses incurred by the Company in taxable years 1989 through 1991, thereby bringing those years, which had been the subject of an ongoing audit, into the deficiency notice. In 1994, the Company filed a petition with the Tax Court contesting many of the adjustments asserted in the deficiency notice. On June 5, 1995, August 14, 1995, March 7, 1996, July 31, 1996, January 22, 1998 and
December 21, 1998, respectively, the Company and the Service executed a stipulation of partial settlement, first, second and third revised stipulations of partial settlement and a supplement and second supplement to the third revised stipulation of settlement. These settlements resolved all of the adjustments asserted in the deficiency notice.

     As a result of the settlements, the Company has accepted approximately $5.9 million of the $33.3 million of total adjustments to income asserted by the Service for the 1980-88 period. Many of the adjustments accepted by the Company relate to issues on which the Service would likely have prevailed in Tax Court. The Service has conceded adjustments totalling $27.4 million of taxable income and $2.5 million of penalties.

     Prior to 1998, all of the adjustments from the 1980-88 period and the 1989-91 period were settled in the revised stipulations of partial settlement, except for the adjustment relating to computer equipment acquired in 1989 (see Note 6 to the Company's Consolidated Financial Statements) and a remediation deduction issue relating to prior periods. The computer leasing issue was settled in the first supplement to the third stipulation of settlement that was executed on January 22, 1998. The computer equipment issue was resolved by the Company agreeing to the disallowance of approximately $3.8 million of deductions for 1989 and no other adjustments to deductions or income for 1989 or subsequent years. On December 21, 1998, the Company entered into a second supplement to the third revised stipulation of settled issues with the Service in which the Service agreed to concede the remediation deduction issue, which was the last remaining issue in the case.

     The Company has current operating losses and net operating loss and tax credit carryforwards that will partly offset the tax liability resulting from the settled adjustments to taxable income. Taking into account such carryforwards, the estimated federal income tax and interest that is owed on account of the settlements is approximately $3,712,000, with interest through March 31, 1999 ($1,125,000 of taxes and $2,587,000 of interest). The settlements also will result in approximately $237,000 of state income tax (not including penalties and penalty interest that may be assessed) $110,000 of which was paid to one state during the second quarter of 1996. Payment of the federal tax liability and the remaining state tax liability will be due after the conclusion of the Tax Court case. The $3.8 million of taxes and interest through March 31, 1999 that is estimated to be owed by the Company (plus additional interest accruing from March 31, 1999 until the obligations are settled) exceeds the Company's current liquid assets (i.e., cash and marketable securities). The Company and the Service are currently discussing the computation of the amount of tax and interest owed as a result of the settlements.

Remediation and Closure Costs

     As of March 31, 1999, the Company has accrued $11.3 million for its estimated share of remediation and closure costs related to the Company's former landfill and waste handling operations. Approximately $9.2 million is held in trust and maintained by trustees for the post-closure activities of one site located in Deptford, New Jersey (see Note 7 to the Company's Consolidated Financial Statements).

     On December 23, 1997, the Company entered into four agreements which settled lawsuits related to the allocation of costs of remediation of the Kin-Buc Landfill and substantially relieved the Company from future obligation with respect to the site (see Note
7 to the Company's Consolidated Financial Statements). The Company initiated a suit in 1990 against generators and transporters of waste deposited at a site with the intent of obtaining contribution toward the cost of remediation. The substantial expense of the Company's prosecution and defense of claims in the litigation relating to the Kin-Buc Landfill as well as the substantial expense of the Company's efforts in respect to the settlements described above, which the Company has incurred through 1997, will no longer be borne by the Company. There may be some continuing expenses in respect of the Kin-Buc Landfill, but not of the magnitude experienced in the past.

Assets Held for Sale/Claims for Past Remediation Costs

     Assets held for sale consist primarily of real estate which is carried at a cost of $1,312,000 as of March 31, 1999. The real estate included in this category consists of approximately 430 acres located in Deptford, N.J. (including approximately 100 acres upon which the landfill owned and operated by the Company's subsidiary Kinsley's Landfill, Inc. ("Kinsley's") is situated).
The Company is actively pursuing the disposition of such property. However, based upon market conditions for real estate of this type the Company is unable to determine when such sale(s) will ultimately be consummated.

     During the fourth quarter of 1997 the Company charged $33,000 to operations to reduce the carrying value of 2 acres located in Readington Township, N.J. to $268,000, which represents proceeds received by the Company from the March 1998 sale of such property.

     In 1995, the Company commenced suit against its excess insurers during the period 1965 through 1986 to obtain a recovery of past costs and indemnification for future costs incurred in connection with the remediation of the Kin-Buc Landfill, a site located in Piscataway, N.J., and for the defense of litigation related thereto. The defendant insurers, which include various London and London Market insurance companies, First State Insurance Company and International Insurance Company, have answered the complaint against them and discovery is proceeding. All of the policies of excess insurance issued by the defendant insurers cover Transtech, its present subsidiaries and former subsidiaries, some of which Transtech no longer controls. Certain companies presently or formerly owned or controlled by a former principal shareholder, director and officer of the Company are also covered, however such parties assigned their rights as holders and claimants under these policies to the Company in October 1998.

     The Company can not assure that the timing and amount of the net proceeds from the sale of such assets held for sale and the successful litigation or settlement of the insurance claims will be sufficient to meet the cash requirements of the Company discussed above.

Gas Lease and Electricity Generating Equipment

     To increase the Company's liquidity, on June 30, 1998 Kinsley's entered into two agreements with respect to its electricity generation operations. Pursuant to a Gas Lease and Easement Agreement (the "Gas Lease"), Kinsley granted to the lessee the exclusive right to extract and utilize all gas produced at the landfill site for an initial lease term of 12 years with provisions for two 5 year extensions. The Gas Lease, as amended, requires the lessee to make an initial payment of $10,000 and additional quarterly payments of $100,000 for the period beginning January 1, 1999 through December 31, 2007. Such payment is subject to an upward and downward adjustment for quantities of gas produced pursuant to an operation and maintenance agreement discussed below. Pursuant to a landfill gas sale agreement (the "Gas Sale Agreement") Kinsley has agreed to purchase gas from the lessee for $.10 per million BTU's of gas. This Gas Sale Agreement will terminate upon the expiration of the Gas Lease or Kinsley's sale of its electric generators.

     In addition, in connection with the above agreements, during December 1998, Kinsley entered into separate agreements with entities affiliated with the lessee under the Gas Lease for (i) the operation and maintenance by Kinsley's of the gas collection system for the benefit of the lessee, (ii) the sale by Kinsley's of its electricity generating operation (which has been marginally profitable in recent years) for approximately $490,000, (iii) the operation and maintenance by Kinsley's of the electricity generating equipment, (iv) processing of Kinsley's leachate and (v) the operation and maintenance by Kinsley's of the leachate processing equipment. The agreements relating to the sale and operation and maintenance of the electricity generating equipment are contingent upon, among other things, the buyer obtaining financing. This agreement will terminate May 28, 1999 if not extended by the Company and buyer. The leachate processing transactions are contingent upon, among other things, financing and acquisition of the necessary equipment by the other party to the agreement.

Year 2000 Data Conversion

     The Company does not anticipate any significant disruption to business operations due to Year 2000 software failures. The
Company does not know the extent to which its customers may be affected by such failures.
                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                   PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     The Company is a party to pending legal proceedings, all of which have been reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998. Reference is made thereto for a description of such litigation.

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



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  May 17, 1999          By:  /s/ Robert V. Silva
                                  Robert V. Silva, President
                                  and Chief Executive Officer


                                              and


Date:  May 17, 1999          By:  /s/ Andrew J. Mayer, Jr.
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                          EXHIBIT INDEX

EXHIBIT                                                    PAGE
  NO.                                                       NO.

 11     Computation of Earnings (Loss) Per Common Share     31

 27     Financial Data Schedule                             N/A