Form 10QSB
period 1999-09-30
TRANSTECH INDUSTRIES INC
filed 1999-11-15
CIK 87799

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           ___________

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999

                              or

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,829,190 shares of common stock, $.50 par value, outstanding as of September 30, 1999. In addition, at such date, the issuer held 1,885,750 shares of common stock, $.50 par value, in treasury.

Transitional Small Business Disclosure Format
(Check One): Yes     No  X
                                               Page 1 of 31 pages
                                         Exhibit index on page 30

      TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED September 30, 1999

                            I N D E X

                                                          Page(s)
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

      Consolidated Balance Sheets as of September 30,
        1999 and December 31, 1998                         3 -  4

      Consolidated Statements of Operations for the             5
        Nine Months Ended September 30, 1999 and 1998

      Consolidated Statements of Operations for the             6
        Three Months Ended September 30, 1999 and 1998

      Consolidated Statements of Cash Flows for the
        Nine Months Ended September 30, 1999 and 1998      7 -  8

      Notes to Consolidated Financial Statements           9 - 13

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations           14 - 26

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                      27

Item 6. Exhibits and Reports on Form 8-K                       28


SIGNATURES                                                     29

EXHIBIT INDEX                                                  30

EXHIBITS                                                       31

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)

                             ASSETS
                                     September 30,   December 31,
                                         1999            1998
                                      (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents            $   366         $   605
  Marketable securities                  1,284           1,806
  Accounts receivable - trade
    (net of allowance for doubtful
    accounts of $2)                        304             225
  Notes receivable                         113             108
  Prepaid expenses and other               322             319

      Total current assets               2,389           3,063

PROPERTY, PLANT AND EQUIPMENT
  Machinery and equipment                2,901           2,891
  Less accumulated depreciation         (2,814)         (2,794)
  Net property, plant and equipment         87              97

OTHER ASSETS
  Notes receivable                         128             137
  Assets held for sale                   1,312           1,312
  Escrowed funds from sale of
    subsidiary                             889             859
  Other                                    132             132

       Total other assets                2,461           2,440

TOTAL ASSETS                           $ 4,937         $ 5,600








         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

               CONSOLIDATED BALANCE SHEETS, Cont'd
                           (In $000's)

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                     September 30,   December 31,
                                         1999            1998
                                      (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt    $    14         $    24
  Accounts payable                         128             289
  Accrued income taxes and related
    interest                             3,349           3,747
  Deferred income taxes                      4               3
  Accrued miscellaneous expenses           169             163

        Total current liabilities        3,664           4,226

OTHER LIABILITIES
  Long-term debt                             4              15
  Accrued remediation and closure
    costs                                2,117           2,110

        Total other liabilities          2,121           2,125

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.50 par value,
    10,000,000 shares authorized:
    4,714,940 shares issued              2,357           2,357
  Additional paid-in capital             1,516           1,516
  Retained earnings                      6,276           6,358
  Net unrealized gains on marketable
    securities                              17              32
        Subtotal                        10,166          10,263
  Treasury stock, at cost -
    1,885,750 shares                   (11,014)        (11,014)

        Total stockholders' equity
          (deficit)                       (848)           (751)

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)       $ 4,937         $ 5,600




         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)

                                      For the Nine Months Ended
                                             September 30,
                                         1999           1998
NET REVENUES                            $  112         $  636

COST OF OPERATIONS
  Direct operating costs                    96            444
  Selling, general and
    administrative expenses              1,039          1,195
    Total cost of operations             1,135          1,639

INCOME (LOSS) FROM OPERATIONS           (1,023)        (1,003)

OTHER INCOME (EXPENSE)
  Investment income (loss)                 119            156
  Interest expense                          (2)            (4)
  Interest (expense) credit related
    to income taxes payable                178           (251)
  Gain (loss) from sale of property          6              4
  Miscellaneous income (expense)           420             75
    Total other income (expense)           721            (20)

INCOME (LOSS) BEFORE INCOME TAXES
  (CREDIT)                                (302)        (1,023)

  Income taxes (credit)                   (220)          (348)

NET INCOME (LOSS)                       $  (82)       $  (675)

INCOME (LOSS) PER COMMON SHARE:

NET INCOME (LOSS)                        $(.03)         $(.24)

NUMBER OF SHARES USED IN
  CALCULATION                        2,829,190      2,829,190






         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)

                                      For the Three Months Ended
                                             September 30,
                                         1999           1998
NET REVENUES                            $    4         $  231

COST OF OPERATIONS
  Direct operating costs                     2            124
  Selling, general and
    administrative expenses                309            371
    Total cost of operations               311            495

INCOME (LOSS) FROM OPERATIONS             (307)          (264)

OTHER INCOME (EXPENSE)
  Investment income (loss)                  38             52
  Interest expense                          -              (1)
  Interest (expense) credit related
    to income taxes payable                (80)           (80)
  Gain (loss) from sale of property         -               5
  Miscellaneous income (expense)            64             40
    Total other income (expense)            22             16

INCOME (LOSS) BEFORE INCOME TAXES
  (CREDIT)                                (285)          (248)

  Income taxes (credit)                     -             (85)

NET INCOME (LOSS)                       $ (285)       $  (163)

INCOME (LOSS) PER COMMON SHARE:

NET INCOME (LOSS)                        $(.10)         $(.06)

NUMBER OF SHARES USED IN
  CALCULATION                        2,829,190      2,829,190






         See Notes to Consolidated Financial Statements

                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

                PART I - FINANCIAL INFORMATION, Cont'd

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In $000's)
                              (Unaudited)

                                          For the Nine Months Ended
                                                September 30,
                                            1999           1998
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers          $   132        $   480
    Cash paid to suppliers and employees   (1,282)        (1,378)
    Interest and dividends received           100            117
    Interest paid                              (3)            (4)
    Other income received                     345            270
    Income taxes paid                          (1)            -
      Net cash provided by (used in)
        operating activities                 (709)          (515)

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale and maturity
      of marketable securities              1,737          1,520
    Purchase of marketable securities      (1,230)            -
    Purchase of property, plant and
      equipment                               (25)            (6)
    Proceeds from sale of property,
      plant and equipment                       7            271
    Collections of notes receivable            13              8
      Net cash provided by (used in)
        investing activities                  502          1,793

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt      (21)           (16)
    Payment of remediation and closure
      costs                                   (11)           (21)
      Net cash provided by (used in)
        financing activities                  (32)           (37)

  NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                              (239)         1,241
  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE YEAR                               605            311
  CASH AND CASH EQUIVALENTS AT END
    OF THE QUARTER                         $  366         $1,552

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                           (In $000's)
                           (Unaudited)
                                          For the Nine Months Ended
                                                September 30,
                                            1999           1998
RECONCILIATION OF NET INCOME (LOSS)
 TO NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:

  NET INCOME (LOSS)                       $   (82)      $  (675)

  ADJUSTMENTS TO RECONCILE NET INCOME
   (LOSS) TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES:
    Depreciation and amortization              31            44
    (Gain) loss on sale of property,
      plant and equipment                      (7)           (4)
    Increase (decrease) in deferred
      income taxes                             -              3
    (Increase) decrease in assets:
      Accounts and notes receivable,
       -net                                   (68)         (156)
      Prepaid expenses and other               -            (36)
      Write-down of receivable, clay deposit   -             50
      Escrowed funds from sale of subsidiary  (30)          (32)
    Increase (decrease) in liabilities:
      Accounts payable and accrued
        expenses                             (155)          388
      Accrued income taxes and related
        interest                             (398)          (97)

 NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                   $  (709)      $  (515)











         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1999
                           (Unaudited)

NOTE 1 - FORWARD LOOKING STATEMENTS

     Certain statements in this report which are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, the information set forth herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievement of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the ability of the Company to implement its business strategy; the Company's ability to successfully identify new business opportunities; changes in the industry; competition; the effect of regulatory and legal proceedings; and other factors discussed herein. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievements of the Company. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.

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

NOTE 3 - MARKETABLE SECURITIES

     The Company classifies all equity securities and debt securities as available-for-sale securities. Available-for-sale debt securities are carried at amortized cost, which approximates fair value because of their short term to maturity. At September 30, 1999, available-for-sale debt securities consisted of $1,230,000 of U.S. Government Securities with maturities through March 30, 2000. Available-for-sale equity securities are carried at fair value as determined by quoted market prices. The portfolio of available-for-sale equity securities had a cost of $38,000 and a market value of $55,000 as of September 30, 1999. The aggregate excess of market value over cost of such securities as of September 30, 1999 of $17,000 is presented as a separate component of stockholders' equity. The excess of market value over cost consisted of gross unrealized gains of $40,000 and gross unrealized losses of $23,000 as of September 30, 1999. The cost of marketable securities sold is determined on the specific identification method and realized gains and losses are reflected in income. Proceeds from sale and maturity of available-for-sale securities during the nine months ended September 30, 1999 amounted to $1,737,000. Dividend and interest income is accrued as earned.

NOTE 4 - ASSETS HELD FOR SALE

     Assets held for sale consist primarily of real estate which is carried at a cost of $1,312,000 as of September 30, 1999. The real estate included in this category as of September 30, 1999 consists of approximately 430 acres in Deptford, N.J., including approximately 100 acres upon which the landfill owned and previously operated by the Company's subsidiary, Kinsley's Landfill, Inc., is situated. The Company is pursuing the disposition of these properties. However, based upon market conditions for real estate of this type, the Company is unable to determine when such sale(s) will be consummated.

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

NOTE 6 - LONG-TERM DEBT

   At September 30, 1999, long-term debt consisted of the following
(in $000's):

        10.5% mortgage payable in                      $  7
          installments through April 2000;
          secured by land and buildings
        Other (vehicle and equipment financing)          11
          Total long-term debt                           18
          Less: current portion                         (14)
                                                       $  4

NOTE 7 - REMEDIATION AND CLOSURE COSTS

     The Company and certain subsidiaries previously participated in the resource recovery and waste management industries. These activities included the hauling of waste, waste treatment and the operation of three landfills. Although the landfills are now closed, the Company continues to own two landfills and to remediate one of the owned landfills and one landfill formerly leased, and has both incurred, and accrued for, substantial costs associated therewith.

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

     As of September 30, 1999, the Company has accruals totalling $11.2 million for its estimated share of remediation and closure costs in regard to the Company's former landfill operations, $9.1 million of which is held in trusts and maintained by trustees for financing of the estimated $11.1 million required to fund the closure plan related to the landfill in Deptford, New Jersey owned by the Company's subsidiary, Kinsley's Landfill, Inc.

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

     In May 1997, EPA began an investigation of an area in the vicinity of the Kin-Buc Landfill known as Mound B. In May 1998, the final plan of this investigation was completed, and in February 1999, the Company received a copy of a letter sent from EPA to SCA informing SCA that EPA has concluded that hazardous materials were disposed of in Mound B. The letter also instructed SCA to provide EPA with work plans to address conditions at the mound.

     Kin-Buc, Inc. had accrued approximately $10.7 million for its share of the costs of such remediation and closure. The Company reversed the accrual as a result of the December 1997 settlements and recognized income of $10.6 million in the year ended December 31, 1997 due to the elimination of such accrual.

     During July 1999, counsel to the Company was contacted by the EPA regarding a Piscataway, New Jersey site owned by Tang Realty, Inc. ("Tang"). Tang is a corporation controlled by Marvin H. Mahan, a former director, officer and principal shareholder of the Company. The EPA is performing remediation at the site and had requested information from approximately 100 potentially responsible parties concerning their involvement with the Tang site. Transtech had no direct involvement with the EPA since October 1990 and had not been the recipient of an EPA request for information. The July 1999 inquiry set forth the EPA's concern that the statute of limitations on any claim EPA may have against the Company with respect to the site would expire during August 1999. In consideration for EPA's agreement to defer the filing of a claim against the Company prior to the expiration of such statute of limitations, the Company agreed to enter into an agreement to extend the statute of limitations for a period of three months. In November 1999 EPA and the Company agreed to extend the statute an additional three months. During this period, EPA and the Company are to continue discussion of any potential claims EPA may be contemplating against the Company with respect to the site, and the amount of contribution EPA believes such claims may warrant toward EPA's estimated $2.4 million of unallocated remediation costs associated with the site. Pursuant to a 1988 agreement with Tang, in 1988, 1989 and 1990 Transtech spent approximately $4.3 million for the remediation of the site.

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

Forward-Looking Statements

     Certain statements in this report which are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, the information set forth herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievement of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the ability of the Company to implement its business strategy; the Company's ability to successfully identify new business opportunities; changes in the industry; competition; the effect of regulatory and legal proceedings; and other factors discussed herein. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievements of the Company. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.

Results of Operations

     The nine months ended September 30, 1999 compared to the nine months ended September 30, 1998

     Consolidated revenues by business segment for the nine months ended September 30, 1999 and 1998 were as follows (in $000):

                                     1999           1998
     Electricity Generation        $   58         $  206
     Environmental Services           635            857
       Subtotal                       693          1,063
     Intercompany                    (581)          (427)
       Net                         $  112         $  636

     Revenues from the operation which generates electricity using methane gas as fuel were $58,000 for the nine months ended September 30, 1999, a decrease of $148,000 or 72% compared to revenues of $206,000 reported the same period of the prior year. The electricity generating facility consists of four diesel/generating units each capable of generating approximately 48,000 kwh/day at full capacity. Methane gas is a component of the landfill gas generated by a landfill site owned by the Company. Engineering studies indicate sufficient quantities of gas at the landfill to continue the operation of the facility for approximately 13 years. Electricity generated is sold pursuant to a long term contract with a local utility. Revenues are a function of the number of kilowatt hours sold, the rate received per kilowatt and capacity payments. The Company sold 2.3 million kwh during the nine months ended September 30, 1999 compared to 7.0 million kwh sold in the same period of the prior year. The combined rate received (per Kilowatt and capacity payment) decreased 7.1% in the current period when compared to the comparable period last year. The decline in quantity sold is primarily due to the Company electing not to repair the diesel/generating units pending the negotiations of an offer to purchase the electricity generating operations. See the discussion of "Liquidity and Capital Resources" below for information regarding the lease of the landfill gas generated at this site and the offer to purchase the electricity generating operations.

     The environmental services segment provides construction, remedial and maintenance services at landfills, commercial and industrial sites, and manages methane gas recovery operations. The environmental services segment reported $635,000 of gross operating revenues for the nine months ended September 30, 1999 (prior to elimination of intercompany sales) compared to $857,000 for the period in 1998, a decrease of 26%. Approximately $581,000 or 91% of the environmental services segment's revenues for the period, compared to $427,000 or 50% for last year, were for services provided to other members of the consolidated group and therefore eliminated in consolidation. Third party sales during the period in 1999 and 1998 were $54,000 and $430,000, respectively. The Company is continuing its efforts to expand the customer base of this segment to entities outside the consolidated group.

     Consolidated net revenues for the nine months ended September 30, 1999 were $112,000, a decrease of $524,000 or 82% compared to the same period of 1998.

     Consolidated direct operating costs for the nine months ended September 30, 1999 were $96,000, a decrease of $348,000 or 78% from $444,000 reported for the same period in 1998. The costs of the electricity generating operation decreased for the nine months ended September 30, 1999 when compared to the same period in 1998 due to a decrease in operating, repair and maintenance costs incurred for the electric generating equipment. Costs of the environmental services segment decreased due to the decrease in sales volume.

     Consolidated selling, general and administrative expenses for the nine months ended September 30, 1999 were $1,039,000, a decrease of $156,000 or 13% from $1,195,000 for the same period in 1998. The decrease was primarily due to a decrease in personnel costs and professional fees. Significant professional fees and administrative costs continue to be incurred in support of the Company's ongoing litigation, marketing and asset divestiture efforts (see "Liquidity and Capital Resources - Liquidity").

     The Company's consolidated operating loss for the nine months ended September 30, 1999 increased to $1,023,000 from a loss of $1,003,000 for the same period in 1998.

     Consolidated investment income decreased by $37,000 to $119,000 for the nine months ended September 30, 1999 from $156,000 for the comparable period last year.

     Consolidated interest expense for the nine months ended
September 30, 1999 of $2,000 was substantially unchanged from the $4,000 reported for the same period last year.

     Interest reported as "Interest (expense) credit related to income taxes payable" represents the increase or decrease in the amount of interest accrued on estimated income taxes payable as a result of the Company's tax litigation referred to below. Such interest credit for the nine months ended September 30, 1999 equaled $178,000 versus an expense of $251,000 reported for the comparable period in 1998.

     Consolidated miscellaneous income for the nine months ended September 30, 1999 increased $345,000 to $420,000 when compared to the $75,000 reported for the same period of 1998. Miscellaneous income for the period in 1999 includes income of $74,000 in recognition of a payment due from the lessee of the landfill gas generated at a landfill owned by the Company. Miscellaneous income for the period in 1999 also includes income of $250,000 related to the settlement of claims brought against one of the Company's excess insurance carriers, and $35,000 received from the estate of an insolvent excess insurance carrier.

     Miscellaneous income for the period in 1999 and 1998 includes income of $7,500 and $219,000, respectively, in recognition of royalty payments received from the lessee of certain of the Company's real property situated beneath the lessee's landfill. The payments are reported net of a fee payable pursuant to a consulting agreement executed in 1982.

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

     The consolidated loss before income tax credits was $302,000 for the nine months ended September 30, 1999, compared to a loss of $1,023,000 for the same period last year.

     An income tax credit of $220,000 has been recognized for the nine months ended September 30, 1999. The income tax credit for same period of 1998 equalled $348,000.

     Consolidated net loss for the nine months ended September 30, 1999 was $82,000 or $.03 per share, compared to net loss of $675,000 or $.24 per share, for the nine months ended September 30, 1998.

     The three months ended September 30, 1999 compared to the three months ended September 30, 1998

     Consolidated revenues by business segment for the three months ended September 30, 1999 and 1998 were as follows (in $000):

                                     1999           1998
     Electricity Generation          $  2           $ 72
     Environmental Services           234            351
       Subtotal                       236            423
     Intercompany                    (232)          (192)
       Net                           $  4           $231

     Revenues from the operation which generates electricity using methane gas as fuel were $2,000 for the three months ended September 30, 1999, a decrease of $70,000 or 97% compared to the same period of the prior year. The decline in quantity sold is due to the Company electing not to repair the four diesel/generating units pending the negotiations of an offer to purchase the electricity generating operations. See the discussion of "Liquidity and Capital Resources" below for information regarding the lease of the landfill gas generated at this site and the offer to purchase the electricity generating operations.

     The environmental services segment reported $234,000 of gross operating revenues for the three months ended September 30, 1999 (prior to elimination of intercompany sales) compared to $351,000 for the period in 1998, a decrease of 33%. Approximately $232,000 or 99% of the environmental services segment's revenues for the period, compared to $192,000 or 55% for last year, were for services provided to other members of the consolidated group and therefore eliminated in consolidation. Third party sales during the period in 1999 and 1998 were approximately $2,000 and $159,000, respectively.

     Consolidated net revenues for the three months ended September 30, 1999 were $4,000, a decrease of $227,000 or 98% compared to the same period of 1998.

     Consolidated direct operating costs for the three months ended September 30, 1999 were $2,000, a decrease of $122,000 or 98% from $124,000 reported for the same period in 1998. The costs of the electricity generating operation decreased for the three months ended September 30, 1999 when compared to the same period in 1998 due to the Company's decision to forgo expenditures on operating, repair and maintenance costs for the electric generating equipment pending the results of the negotiations with respect to the sale of the equipment discussed below. Costs of the environmental services segment decreased due to the decrease in sales volume.

     Consolidated selling, general and administrative expenses for the three months ended September 30, 1999 were $309,000, a decrease of $62,000 or 17% from $371,000 for the same period in 1998. The decrease was primarily due to a decrease in personnel costs and professional fees. Significant professional fees and administrative costs continue to be incurred in support of the Company's ongoing litigation, marketing and asset divestiture efforts (see "Liquidity and Capital Resources - Liquidity").

     The Company's consolidated operating loss for the three months ended September 30, 1999 increased to $307,000 from a loss of $264,000 for the same period in 1998.

     Consolidated investment income decreased by $14,000 to $38,000 for the three months ended September 30, 1999 from $52,000 for the comparable period last year.

     Interest expense reported as "Interest (expense) credit related to income taxes payable" represents the increase or decrease in the amount of interest accrued on estimated income taxes payable as a result of the Company's tax litigation referred to below. Interest expense of $80,000 was recognized for both the three months ended September 30, 1999 and for the comparable period in 1998.

     Consolidated miscellaneous income for the three months ended September 30, 1999 increased $24,000 to $64,000 when compared to the same period of 1998. Miscellaneous income for the period in 1999 includes income of $35,000 received from the estate of an insolvent excess insurance carrier.

     Consolidated loss before income tax credits was $285,000 for the three months ended September 30, 1999, compared to a loss of $248,000 for the same period last year.

     An income tax credit of $85,000 was recognized for the three months ended September 30, 1998. No provision for income taxes is reported for the period in 1999.

     Consolidated net loss for the three months ended September 30, 1999 was $285,000 or $.10 per share, compared to a net loss of $163,000, or $.06 per share, for the three months ended September
30, 1998.

Liquidity and Capital Resources

General

     Net cash used in operating activities for the nine months ended September 30, 1999 increased to a net use of $709,000 from a net use of $515,000 when compared to the same period of last year. Net cash provided by investing activities increased this year to $1,737,000 from $1,520,000 due to timing of the maturities of marketable debt securities. The use of cash in financing activities for the period was $32,000 compared to $37,000 for last year. Funds held by the Company in the form of cash and cash equivalents decreased as of September 30, 1999 to $366,000 from $1,552,000 as of September 30, 1998. The sum of cash, cash equivalents and marketable securities as of September 30, 1999 decreased to $1,650,000 from $2,613,000 when compared to one year ago.

     Working capital deficit was $1.3 million and $1.2 million, and the ratio of current assets to current liabilities was 0.7 to 1 as of September 30, 1999 and December 31, 1998.

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

     The Company has accrued $3.3 million through September 30, 1999 with respect to the federal and state income tax obligations. This estimated amount exceeds the Company's currently liquid assets. In addition, the Company's past participation in the waste handling and disposal industries subjects the Company to future events or changes in environmental laws or regulations, which cannot be predicted at this time, which could result in material increases in remediation and closure costs, and other potential liabilities that may ultimately result in costs and liabilities in excess of its available financial resources.

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

Taxes

     As discussed in greater detail below, the Company has been litigating with the Service in Tax Court over its tax liability for taxable years 1980-88. Certain issues from taxable years 1989-91 are also part of the Tax Court litigation because losses from those years were carried back to 1988. The Company has reached agreement with the Service as to all issues in the Tax Court litigation. The Company estimates that, taking into account available net operating losses and tax credits as of September 30, 1999, approximately $905,000 of federal income tax and $127,000 of state income tax and $2,317,000 of federal interest (plus additional interest from September 30, 1999 forward), will be owed when a judgment is entered at the conclusion of Tax Court litigation. (This does not include any penalties, as the Service has conceded all of the penalties that it had asserted in the Tax Court litigation. However, state tax authorities may assert that penalties are due.)

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

     The Company has net operating losses and tax credits that will partly offset the tax liability resulting from the settled adjustments to taxable income. Taking into account such losses and credits, the estimated federal income tax and interest that is owed on account of the settlements is approximately $3,222,000, with interest through September 30, 1999 ($905,000 of taxes and $2,317,000 of interest). The settlements also will result in approximately $237,000 of state income tax (not including penalties and penalty interest that may be assessed) $110,000 of which was paid to one state during the second quarter of 1996. Payment of the federal tax liability and the remaining state tax liability will be due after the conclusion of the Tax Court case. The $3.3 million of taxes and interest through September 30, 1999 that is estimated to be owed by the Company (plus additional interest accruing from September 30, 1999 until the obligations are settled) exceeds the Company's current liquid assets (i.e., cash and marketable securities). The Company and the Service are currently discussing the computation of the amount of tax and interest owed as a result of the settlements.

Remediation and Closure Costs

     As of September 30, 1999, the Company has accrued $11.2 million for its estimated share of remediation and closure costs related to the Company's former landfill and waste handling operations. Approximately $9.1 million is held in trust and maintained by trustees for the post-closure activities of one site located in Deptford, New Jersey (see Note 7 to the Company's Consolidated Financial Statements).

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

     During July 1999, counsel to the Company was contacted by the EPA regarding a Piscataway, New Jersey site owned by Tang Realty, Inc. ("Tang"). Tang is a corporation controlled by Marvin H. Mahan, a former director, officer and principal shareholder of the Company. The EPA is performing remediation at the site and had requested information from approximately 100 potentially responsible parties concerning their involvement with the Tang site. Transtech had no direct involvement with the EPA since October 1990 and had not been the recipient of an EPA request for information. The July 1999 inquiry set forth the EPA's concern that the statute of limitations on any claim EPA may have against the Company with respect to the site would expire during August 1999. In consideration for EPA's agreement to defer the filing of a claim against the Company prior to the expiration of such statute of limitations, the Company agreed to enter into an agreement to extend the statute of limitations for a period of three months. In November 1999 EPA and the Company agreed to extend the statute an additional three months. During this period, EPA and the Company are to continue discussions of any potential claims EPA may be contemplating against the Company with respect to the site, and the amount of contribution EPA believes such claims may warrant toward EPA's estimated $2.4 million of unallocated remediation costs associated with the site. Pursuant to a December 1988 agreement with Tang, in 1988, 1989 and 1990 Transtech spent approximately $4.3 million for the remediation of the site.

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

     In 1995, the Company commenced suit against its excess insurers during the period 1965 through 1986 to obtain a recovery of past costs and indemnification for future costs incurred in connection with the remediation of the Kin-Buc Landfill, a site located in Piscataway, N.J., and for the defense of litigation related thereto. The defendant insurers, which include various London and London Market insurance companies, First State Insurance Company ("First State") and International Insurance Company, have answered the complaint against them and discovery is proceeding. All of the policies of excess insurance issued by the defendant insurers cover Transtech, its present subsidiaries and former subsidiaries, some of which Transtech no longer controls. Certain companies presently or formerly owned or controlled by Marvin H. Mahan, which are also covered, assigned their rights as holders and claimants under these policies to the Company in October 1998. During June 1999, the Company and First State entered into an agreement pursuant to which the Company agreed to accept $250,000 in satisfaction of its current and potential future claims with respect to environmental contamination as defined in such agreement. Settlement discussions continue with the remaining solvent carriers.

     The Company can not assure that the timing and amount of the net proceeds from the sale of such assets held for sale and the successful litigation or settlement of the insurance claims will be sufficient to meet the cash requirements of the Company discussed above.

Gas Lease and Electricity Generating Equipment

     To increase the Company's liquidity, on June 30, 1998 Kinsley's entered into two agreements with respect to its electricity generation operations. Pursuant to a Gas Lease and Easement Agreement (the "Gas Lease"), Kinsley granted to the lessee the exclusive right to extract and utilize all gas produced at the landfill site for an initial lease term of 12 years with provisions for two 5 year extensions. The Gas Lease, as amended, requires the lessee to make an initial payment of $10,000 and additional quarterly payments of $100,000 for the period beginning January 1, 1999 through December 31, 2007. Such payment is subject to an upward or downward adjustment depending on the quantities of gas produced pursuant to an operation and maintenance agreement discussed below. Pursuant to a landfill gas sale agreement (the "Gas Sale Agreement") Kinsley has agreed to purchase gas from the lessee for $.10 per million BTU's of gas. This Gas Sale Agreement will terminate upon the expiration of the Gas Lease or Kinsley's sale of its electric generators. In December 1998, the Company filed a required notice with the New Jersey Board of Public Utilities with respect to the Gas Lease. In June 1999, the division of New Jersey Department of Environmental Protection ("NJDEP") which monitors the funds held in escrow for the remediation of the site as well as the Company's compliance with the site's closure plan, informed the Company that NJDEP was asserting jurisdiction with respect to the transaction, and in such capacity, is reviewing the transaction.

     In connection with the above agreements, during December 1998, Kinsley entered into separate agreements with entities affiliated with the lessee under the Gas Lease for (i) the operation and maintenance by Kinsley's of the gas collection system for the benefit of the lessee, (ii) the sale by Kinsley's of its electricity generating operation (which has been marginally profitable in recent years) for approximately $490,000, (iii) the operation and maintenance by Kinsley's of the electricity generating equipment, (iv) processing of Kinsley's leachate and (v) the operation and maintenance by Kinsley's of the leachate processing equipment. The agreements relating to the sale and operation and maintenance of the electricity generating equipment are contingent upon, among other things, the buyer obtaining financing. The agreement regarding the sale of the electricity generating equipment expired May 28, 1999, in accordance with its terms. However, the Company and buyer are continuing discussions regarding a transaction similar to that contemplated by the agreement and await the conclusion of NJDEP's review of the Gas Lease. The leachate processing transactions are contingent upon, among other things, financing and acquisition of the necessary equipment by the other party to the agreement.

Year 2000 Data Conversion

     The Company does not anticipate any significant disruption to business operations due to Year 2000 software failures. The
Company does not know the extent to which its customers may be affected by such failures.

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                   PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     As previously reported, the Company commenced suit in 1995 in the Superior Court of New Jersey, Middlesex County, entitled Transtech Industries, Inc. et. al v. Certain Underwriters at Lloyds et al., Docket No. MSX-L-10827-95, to obtain indemnification from its excess insurers during the period 1965 through 1986 against costs incurred in connection with the remediation of the Kin-Buc Landfill and the Piscataway, New Jersey site owned by Tang Realty, Inc. ("Tang"), a corporation controlled by Marvin H. Mahan (a former director and officer and principal shareholder of the Company) and for the defense of litigation related thereto. The defendant insurers, which include various London and London Market insurance companies, First State Insurance Company and International Insurance Company, have answered the complaint against them and discovery is proceeding. All of the policies of excess insurance issued by the defendant insurers cover Transtech, its present subsidiaries and former subsidiaries, some of which Transtech no longer controls. Certain companies presently or formerly owned, controlled by or affiliated with Marvin H. Mahan, which are also covered, assigned their rights as insureds and claimants under such policies to the Company in October 1998. During June 1999, the Company and First State entered into an agreement pursuant to which the Company agreed to accept $250,000 in satisfaction of its current and potential future claims with respect to environmental contamination as defined in such agreement. Settlement discussions with the remaining solvent carriers continue.

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



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  November 15, 1999     By:  /s/ Robert V. Silva
                                  Robert V. Silva, President
                                  and Chief Executive Officer


                                              and


Date:  November 15, 1999     By:  /s/ Andrew J. Mayer, Jr.
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary

















                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                          EXHIBIT INDEX

EXHIBIT                                                    PAGE
  NO.                                                       NO.

 11     Computation of Earnings (Loss) Per Common Share     31

 27     Financial Data Schedule                             N/A