Form 10KSB
period 1999-12-31
TRANSTECH INDUSTRIES INC
filed 2000-03-30
CIK 87799

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-KSB
(Mark one)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999
                                    OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year: $97,000

     At March 21, 2000 the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $336,462.

     At March 21, 2000 the issuer had outstanding 2,829,190 shares of Common Stock, $.50 par value. In addition, at such date, the registrant held 1,885,750 shares of Common Stock, $.50 par value, in treasury.

                   DOCUMENTS INCORPORATED BY REFERENCE:

     None.


                                                   Page 1 of 103 pages
                                                   Exhibit Index on page 36

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES
                        ________________

                           FORM 10-KSB
              FOR THE YEAR ENDED DECEMBER 31, 1999


                            I N D E X

                                                          Page(s)

Part I,   Item 1.   Description of Business                3 - 13

  "       Item 2.   Description of Properties             13 - 14

  "       Item 3.   Legal Proceedings                     14 - 23

  "       Item 4.   Submission of Matters to a Vote
                    of Security Holders                        23

Part II,  Item 5.   Market for Common Equity and
                    Related Stockholder Matters                24

  "       Item 6.   Management's Discussion and
                    Analysis or Plan of Operation              24

  "       Item 7.   Financial Statements                       24

  "       Item 8.   Changes in and Disagreements
                    with Accountants on Accounting
                    and Financial Disclosure                   24

Part III, Item 9.   Directors, Executive Officers,
                    Promoters and Control Persons;
                    Compliance with Section 16(a)
                    of the Exchange Act                   25 - 26

  "       Item 10.  Executive Compensation                26 - 28

  "       Item 11.  Security Ownership of Certain
                    Beneficial Owners and Management      29 - 31

  "       Item 12.  Certain Relationships and Related
                    Transactions                          31 - 34

Part IV,  Item 13.  Exhibits and Reports on Form 8-K           34

Signatures                                                     35

Exhibit Index                                             36 - 40

Part I, Forward Looking Statements.

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

     At December 31, 1999, the Company employed 12 persons on a full-time basis.

Continuing Operations

     Electricity Generation. Revenues from operations which generate electricity utilizing methane gas as fuel represented 60% and 34% of consolidated net revenues in the years ended December 31, 1999 and 1998, respectively. The electricity generating facility consists of four diesel/generating units each capable of generating approximately 48,000 kwh/day at full capacity. Methane gas is a component of the landfill gas generated by a landfill site owned by the Company and located in Deptford, New Jersey. Engineering studies indicate sufficient quantities of gas at the landfill to continue the operation of the facility for approximately twelve years. Electricity generated is sold pursuant to a long term contract with a local utility. The contract has five years remaining. Revenues are a function of the number of kilowatt hours sold, the rate received per kilowatt hour and capacity payments. The Company sold 2.3 million kwh during the year ended December 31, 1999 compared to 8.7 million sold in the prior year. The operation experienced an increase in equipment failures and down-time for repairs in 1999 and 1998. Elements of the landfill gas are more corrosive to the equipment than traditional fuels, resulting in more hours dedicated to repair and maintenance than with equipment utilizing traditional fuels. The decline in quantity of kilowatt hours sold in 1999 is primarily due to the Company electing not to repair the diesel/generating units pending the outcome of negotiations of an offer to purchase the electricity generating operations discussed below. The contract with the local utility allows for continuous interruption in electricity supply for a period of up to twelve months. The Company temporarily curtailed the facility's operations during June 1999.

     On June 30, 1998 the Company's subsidiary, Kinsley's Landfill, Inc. ("Kinsley's") entered into two agreements with respect to its electricity generation operations. Pursuant to a Gas Lease and Easement Agreement (the "Gas Lease"), Kinsley granted to Deptford Gas Company, LLC ("DGC") the exclusive right to extract and utilize all gas produced at the landfill site for an initial lease term of 12 years with provisions for two 5 year extensions. Pursuant to a landfill gas sale agreement (the "Gas Sale Agreement") Kinsley had agreed to purchase gas from the lessee for $.10 per million BTU's of gas. This Gas Sale Agreement was to terminate upon the expiration of the Gas Lease or Kinsley's sale of its electric generators.

     In addition, in connection with the above agreements, during December 1998, Kinsley entered into separate agreements with entities affiliated with DGC for (i) the operation and maintenance by Kinsley's of the gas collection system for the benefit of DGC,
(ii) the sale by Kinsley's of its electricity generating operation,
(iii) the operation and maintenance by Kinsley's of the electricity generating equipment, (iv) processing of Kinsley's leachate and (v) the operation and maintenance by Kinsley's of the leachate processing equipment. The agreements relating to the sale and operation and maintenance of the electricity generating equipment are contingent upon, among other things, the buyer obtaining financing. The agreement regarding the sale of the electricity generating equipment expired May 28, 1999, in accordance with its terms. The Company and buyer continued discussions beyond May 1999, but failed to reach agreement on a transaction similar to that originally contemplated, therefore during January, 2000 the Company voided all agreements with DGC and its affiliates, including the Gas Lease. The Company is evaluating several options with respect to future operation of the facility.

     Environmental Services. The environmental services segment supervises and performs landfill monitoring and closure procedures and manages methane gas operations. Approximately 95% of the environmental services segment's gross revenues for 1998, compared to 56% for the prior year, were from other members of the consolidated group, and therefore eliminated in consolidation. The segment contributed 40% and 66% to net consolidated revenues in each of the years ended December 31, 1999 and 1998, respectively, after elimination of intercompany sales. Substantially all third party sales during 1998 and 1997 were to three and seven customer(s), respectively.

     The Company is continuing its efforts to expand the customer base of this segment to entities outside the consolidated group. The segment continues to provide quotes on construction and maintenance projects involving the closure and remediation of waste sites and contaminated properties. The segment participates in a competitive market on the basis of price and experience. In particular, the Company has devoted significant time and has incurred professional fees during 1998 and 1999 in pursuit of a contract and state government approval to perform the closure of a site in New Jersey. Recycled materials are to be utilized for certain applications in the closure process. In the event the Company is awarded the contract, the Company will seek reimbursement of such professional fees, certain other contract development expenses and construction costs from a trust to be established to finance the closure. However, there are no assurances sufficient funds will be available for reimbursement of such expenditures.

     The segment continues to perform closure activities on sites previously operated by other subsidiaries of the Company. Work performed on a landfill owned by the Company and located in Deptford, New Jersey is submitted for reimbursement to a trust account established to finance the closure activities at the site (see Prior Operations - Landfill and Waste Handling Operations - Kinsley's).

     Other Businesses. The other subsidiaries of the Company hold assets consisting of cash and marketable securities, real property and contract rights.

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

     At December 31, 1999, the Company has accrued approximately $11.1 million for the estimated closure and remediation costs of these landfills. Of such amount, approximately $9.0 million is held in trusts maintained by trustees for post-closure activities at Kinsley's landfill (see Part I, Item 3, Legal Proceedings).

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

     In January 1996, a design for a remedial program involving the installation of a slurry cut-off wall around a one-acre parcel of land adjacent to the Kin-Buc Landfill was presented to the EPA for its review and approval. EPA approved the plan, construction began in August 1996, and is now complete. The cost of such installation was estimated at $1.3 million, and has been financed by SCA and its affiliates.

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

     Prior to the settlements reached on December 23, 1997 the Company had contested the validity of a 1986 agreement among the Company, on the one hand, and SCA and certain of its affiliates, on the other hand (the "SCA Group"). That agreement allocated to the Company 75% of the costs incurred by the parties for the remediation of the Kin-Buc site. In 1993, the Company filed a demand for arbitration (the "Transtech Arbitration") seeking rescission or reformation of the agreement with the SCA Group. SCA moved to enjoin the Transtech Arbitration on the grounds that the Company's demand was barred by the statute of limitations. In March 1995, the SCA Group filed its own demand for arbitration (the "SCA Arbitration") seeking reimbursement from the Company of 75% of the remediation expenses purportedly funded by the SCA Group through that time. Certain issues raised by SCA's motion to enjoin the Company Arbitration were referred to a referee. While final discovery in the SCA Arbitration was being completed and immediately prior to the commencement of hearings in the SCA Arbitration and the rescheduling of the referee's hearing in the Transtech Arbitration, the Company and the SCA Group agreed to postpone proceedings in both arbitrations pending the outcome of settlement discussions.
In addition, certain other potentially responsible parties ("PRPs") contend the Company is liable for the payment of some or all of the PRPs' shares of remediation costs pursuant to disposal agreements with such PRPs which provided for indemnification of those PRPs against certain liabilities. However, the enforceability of such indemnification provisions was contested by the Company in the 1990 Action. Indemnification provisions in such agreements vary greatly in scope and import, and the Company had contested them on various grounds. The foregoing actions were resolved by the settlements reached on December 23, 1997.

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

     Kinsley's. Kinsley's Landfill, Inc. ("Kinsley's"), a wholly-owned subsidiary of the Company, ceased accepting solid waste at its landfill in Deptford Township, New Jersey on February 6, 1987 and commenced closure of that facility at that time. At December 31, 1999, Kinsley's has accrued $11.1 million for remaining costs of closure and post-closure care of this facility, of which $9.0 million is being held in interest-bearing trust accounts. Such funds are presently anticipated to be adequate to finance post-closure care at the site through the year 2016 based on current costs and absent any unforeseen changes in the condition of the site.

     Mac. Mac Sanitary Land Fill, Inc. ("Mac"), a wholly-owned subsidiary of the Company, operated a landfill in Deptford Township, New Jersey that ceased operations in 1977. The costs of maintaining and monitoring at the facility are being funded by the Company and were approximately $19,000 and $26,000 for the years ended December 31, 1999 and 1998, respectively. At December 31, 1999, Mac has accrued closing costs amounting to $87,000 for the costs of continuing post-closure care and monitoring at the facility. The Company increased its accrual for closure costs by $11,000 during 1996 and $131,000 during 1995 due to unanticipated engineering and testing costs incurred to respond to inquiries from environmental agencies. The accrual as of December 31, 1999 is based upon the present value of the estimated maintenance costs of the site's containment systems through the year 2007.

     Carlstadt. In September 1995, the Court approved a settlement of litigation regarding the allocation of the cost of remediation of a site in Carlstadt, New Jersey, on which the Company had operated a solvents recovery facility. The facility was last operated by the Company in 1970. The settlement agreement relieves the Company from future obligations to the group of responsible parties which has been financing the remediation of the site in exchange for a cash payment, proceeds of the settlement of certain insurance claims and an assignment of Carlstadt-related claims that had been filed against the Company's excess insurance carriers (see
Part I, Item 3. Legal Proceedings). Notwithstanding such settlement, the Company may have liability in connection with the site to the EPA for its costs of overseeing the remediation of the site, and to parties who had not contributed to the cost of the remediation at the time the settlement was approved but who later do so. The Company has received no indication that the EPA intends to assert a claim for oversight costs and the Company believes that the EPA may not have the legal right to do so. Based on the comprehensive discovery performed during the litigation, the Company believes that substantially all responsible parties have been identified, and that the share of remediation costs that is attributable to parties who had not been contributing to those costs is de minimis. Therefore, the Company's liability to those parties, which would arise only if and when those parties actually paid their share, would not be significant.

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

     Pursuant to the Computer Purchase Agreement and the Master Lease, the monthly base rental income under the Master Lease equals the Company's monthly payments to TSG. Commencing in July 1994, the Company began receiving additional rental income equal to 75% of rents actually paid by users of the Equipment through the expiration of the Master Lease. From 1989 to 1993, the Company's deductions for accelerated depreciation and interest expense exceeded rental income. However, beginning in 1994 and continuing through July 1997, the annual rental income exceeded such annual tax deductions, generating net taxable income.

     The Master Lease terminated during July, 1997 and the
Equipment was sold by the Company to the end-users and the lessor under the Master Lease. The Company reported income of $12,000 for the year ended December 31, 1997 in recognition of proceeds from the sale of Equipment in excess of book value.

     The Internal Revenue Service questioned the deductions claimed by the Company in connection with its investment in the Equipment. This issue was settled in January 1998 (see Part I, Item 3, Legal
Proceedings).

Discontinued Operations

     Valve Manufacturing Segment. On August 17, 1995, the Company executed a letter of intent pursuant to which the Company's wholly-owned subsidiary, THV Acquisition Corp. ("THV"), agreed to sell all of the issued and outstanding stock of HVHC, Inc., a Delaware corporation ("HVHC"), the then parent of Hunt Valve Company, Inc., an Ohio corporation ("Hunt") to ValveCo Inc. On October 24, 1995, the Company executed the definitive stock purchase agreement. The sale was subject to approval by the Company's shareholders. Such approval was granted at a special meeting of the shareholders on February 29, 1996 and the sale was consummated on March 1, 1996.

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

     ValveCo Inc. ("ValveCo"), a Delaware corporation organized by Three Cities Research, Inc. ("TCR"), a Delaware corporation unaffiliated with the Company or any of its directors and officers, purchased 100% of the Hunt common stock owned by THV, representing 79.05% of the issued and outstanding Hunt common stock. Fifteen percent of the common stock issued by ValveCo was purchased by certain directors and executive officers who are members of management of the Company and/or Hunt (see Part III, Item 12, Certain Relationships and Related Transactions).

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

     3. Another subsidiary and Transtech own approximately 108 acres in Deptford Township, Gloucester County, New Jersey, which are currently being held for sale. Certain of these parcels are subject to mortgages which total approximately $3,000 as of December 31, 1999.

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

     6. The Company leases its principal executive offices in Piscataway, New Jersey pursuant to a lease initiated in February 1992. The amended lease effective November 1999 reduced the area subject to lease from 5,132 square feet to 2,572 square feet and a monthly rent and utility reimbursement totaling $2,811 for March, 2000 through February 2001, $3,228 for March 2001 to February 2002, $3,332 for March 2002 to February 2003, $3,436 for March 2003 to February 2004 and $3,540 for March 2004 to the lease expiration in February 2005.

Part I, Item 3.  Legal Proceedings.

As to Federal Tax Liabilities

     In 1991, the Internal Revenue Service (the "Service") asserted numerous adjustments to the tax liability of the Company and its subsidiaries for tax years 1980 through 1988, along with interest and penalties thereon. In 1993, after the conclusion of administrative proceedings, the Service issued a deficiency notice to the Company asserting adjustments to income of $33.3 million and a corresponding deficiency in federal income taxes of approximately $13.5 million, as well as penalties of $2.5 million and interest on the asserted deficiency and penalties. In addition, the Service challenged the carryback of losses incurred by the Company in taxable years 1989 through 1991, thereby bringing those years, which had been the subject of an ongoing audit, into the deficiency notice. In 1994, the Company filed a petition with the Tax Court contesting many of the proposed adjustments asserted in the deficiency notice. On June 5, 1995, August 14, 1995, March 7, 1996, July 31, 1996, January 22, 1998 and December 21, 1998,
respectively, the Company and the Service executed a stipulation of partial settlement, first, second and third revised stipulations of partial settlement and a supplement and second supplement to the third revised stipulation of partial settlement. These settlements resolved all of the adjustments asserted in the deficiency notice. These settlements are currently under review by the Congressional Joint Committee on Taxation.

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

     In February 1979, EPA brought suit in the United States District Court for the District of New Jersey against Transtech, its subsidiaries Kin-Buc and Filcrest, certain former officers, directors and shareholders of Transtech, and Inmar, in connection with the ownership and operation of the Kin-Buc Landfill. This suit was placed on administrative hold by the Court because the Company and SCA agreed to undertake the remediation of the Landfill.

     In 1986, the Company sold the stock of its subsidiary Wastequid, Inc. to SCA, and, simultaneously therewith, Transtech, Kin-Buc and Filcrest (the "Transtech Group") entered into the 1986 Agreement with the SCA Group regarding the sharing of the costs of remediating the Kin-Buc Landfill, pursuant to which the Transtech Group agreed to pay 75% of such costs and the SCA Group the remaining 25% (the "Sharing Formula").

     In 1990, the Transtech Group commenced a suit in the United States District Court for the District of New Jersey entitled Transtech Industries, Inc. et al. v. A&Z Septic Clean et al. against generators and transporters of hazardous waste disposed of at the Kin-Buc Landfill (the "PRPs") for contribution towards the cost of remediating the Kin-Buc Landfill. In 1991, 1992 and 1993, the Transtech Group, the SCA Group and WMI presented settlement proposals to the PRPs believed to have been responsible, individually, for no more than 1% of the non-municipal waste disposed of at the Kin-Buc Landfill (the "De Minimis PRPs"). These settlements resulted in a contribution by certain De Minimis PRPs of approximately $10 million towards the cost of remediating the Kin-Buc Landfill. From 1993, the litigation proceeded against the non-settling De Minimis and non-De Minimis PRPs, believed to have been responsible, in the aggregate, for approximately 90% of the non-municipal waste disposed of at the Kin-Buc Landfill, and in 1995, generators and transporters of municipal hazardous waste disposed of at the Kin-Buc Landfill were joined in the litigation. After 1995 and continuing through 1997, the SCA Group and WMI entered into settlements with other non-municipal waste PRPs without the participation of the Transtech Group. These settlements resulted in substantial additional contributions towards the cost of remediation. Discovery and other pre-trial proceedings had taken place and a trial date had been tentatively set as settlement discussions among the Transtech Group, the SCA Group and WMI, on the one hand, and among a large group of non-municipal waste PRPs (the "AFP Group"), the SCA Group and WMI, on the other, were taking place.

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

     The second settlement agreement was among Transtech, Kin-Buc, Filcrest, Marvin H. Mahan, Meagher, Inmar, Dock Watch, the SCA Group, WMI and Gaess. In this agreement, among other things, the parties agreed to terminate the 1986 Agreement and all the other agreements between or among any of them relating to the Kin-Buc Landfill, to dismiss the Transtech Arbitration and the SCA Arbitration and the related litigation, and to dismiss all their claims against the other parties arising from or relating to the Kin-Buc Landfill, including claims for contribution and the Owner-Operator Counterclaim. Transtech, Kin-Buc and Filcrest agreed to continue to prosecute their pending suit against former excess insurance carriers and to pay SCA 75% of the net recoveries of such suit, after allowances for related legal fees and federal and state income tax obligations resulting from the audit of the Company's income tax returns for the years 1982 through 1992, up to a maximum of $3.5 million (see discussion under the heading "Insurance" below). Transtech also agreed to turn over the work products of its expert witness and its attorney in the litigation to SCA, who will defend and indemnify Transtech, Kin-Buc, Filcrest, Marvin H. Mahan, Meagher, Inmar and Dock Watch from continuing claims by non-settling non-municipal waste and municipal waste PRPs in the litigation. SCA will also defend and indemnify the Company from all future liability for or in connection with the remediation of the Kin-Buc Landfill.

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

Insurance

     In 1995, Transtech, Kin-Buc and Filcrest commenced suit in the Superior Court of New Jersey, Middlesex County, entitled Transtech Industries, Inc. et. al v. Certain Underwriters at Lloyds et al., Docket No. MSX-L-10827-95, to obtain indemnification from its excess insurers during the period 1965 through 1986 against costs incurred in connection with the remediation of the Kin-Buc Landfill and the Piscataway, New Jersey site owned by Tang Realty, Inc., a corporation controlled by Marvin H. Mahan ("Tang") and for the defense of litigation related thereto. The defendant insurers include various London and London Market insurance companies, First State Insurance Company and International Insurance Company.
During June 1999, the Company and First State entered into an agreement pursuant to which the Company agreed to accept $250,000 in satisfaction of its current and potential future claims with respect to environmental contamination as defined in such agreement. The remaining defendants have answered the complaint against them and discovery has substantially concluded. Further proceedings have been stayed pending the outcome of settlement negotiations. Some of the London and London Market insurance companies that participated in the policies held by the Company are insolvent. The estates of some of these insolvent companies have sufficient assets to make a partial contribution toward claims filed by the Company. During August 1999 the Company received approximately $35,000 in satisfaction of its claims against the estate of an insolvent excess insurance carrier. In September 1995, the Company assigned its claims related to a site located in Carlstadt, New Jersey in conjunction with a settlement of the litigation regarding such site as discussed below. The Company also committed a portion of the proceeds, if any, arising from this excess carrier litigation be paid to WMI in conjunction with the settlement of the litigation related to the Kin-Buc Landfill as discussed above, and to legal counsel representing the Company in
the suit.   All of the policies of excess insurance issued by the
defendant insurers cover Transtech, its present subsidiaries and former subsidiaries, some of which Transtech no longer controls. They also cover Inmar and other companies presently or formerly owned, controlled by or affiliated with Marvin H. Mahan.

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

As to the Carlstadt Site

     Transtech is one of 43 respondents to a September 1990
Administrative Order of EPA concerning the implementation of interim environmental remediation measures at a site in Carlstadt, New Jersey owned by Inmar and operated by Transtech as a solvents recovery plant for approximately five years ending in 1970.

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

     In September 1995, the Court approved a settlement of the AT&T Suit among Transtech, Inmar, Marvin H. Mahan, the AT&T Group and other generators and transporters of waste handled at the Carlstadt site who had contributed to the costs of the remediation of the site. Pursuant to such settlement, Transtech, Inmar and Marvin H. Mahan agreed to (i) pay $4.1 million of proceeds from settlements with primary insurers of a coverage action brought by the Company and Inmar against their primary and excess insurers, (ii) pay an additional $145,000 ($72,500 from Transtech and $72,500 from Inmar and Marvin H. Mahan), and (iii) assign their Carlstadt site-related insurance claims against an excess insurer in exchange for a complete release from these parties of all liability arising from or on account of environmental contamination at the Carlstadt site and the parties' remediation of the same. Notwithstanding such settlement, the Company may have liability in connection with the site to EPA for its costs of overseeing the remediation of the site, and to parties who had not contributed to the remediation at the time the settlement was approved but who may later do so. The Company has received no indication that EPA intends to assert a claim for oversight costs.

     In a related matter, in October 1989, the Company, together with owners and operators of industrial sites in the Hackensack, New Jersey meadowlands, including a site in Wood-Ridge, were sued in the United States District Court for the District of New Jersey for contribution toward the cost of remediation of those sites, adjacent lands and adjacent water courses, including Berry's Creek. The plaintiffs in this suit, Morton International, Inc., Velsicol Chemical Corp. and other parties who have been ordered to remediate such industrial sites, adjacent lands and adjacent water courses, seek contribution from the Company toward the cost of remediating Berry's Creek, which, they allege, was contaminated, in part, by the Company's operations at a nearby solvents recovery facility at Carlstadt, New Jersey. Shortly after the institution of suit, the plaintiffs began negotiating with the governmental entities which ordered the remediation of the sites, adjacent land and adjacent water courses, as to the scope of remediation and, pending those negotiations, had stayed the suit. In August 1996, the plaintiffs reinstituted the suit but shortly thereafter agreed to sever claims against the Company and proceed against other defendants. As a result, the claims against the Company have again been stayed. Since the plaintiffs' negotiations concerning the scope of the remediation of Berry's Creek are still ongoing, and no discovery has taken place concerning allegations against the Company, it is not possible to estimate the Company's ultimate liability in this matter.

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

As to the Tang Site

     Pursuant to a December 1988 agreement with Tang, in 1988, 1989 and 1990 Transtech spent approximately $4.3 million for the remediation of a Piscataway, New Jersey site owned by Tang and operated by Transtech for a limited period of time. In October 1990, Transtech determined that it would no longer continue to contribute to the remediation of that site. During July 1999, counsel to the Company was contacted by the EPA regarding the Tang site. EPA is performing remediation at the site and had requested information from approximately 100 potentially responsible parties concerning their involvement with the Tang site. Transtech has had no direct involvement with EPA since October 1990 and has not been the recipient of an EPA request for information. The July 1999 inquiry set forth EPA's concern that the statute of limitations on any claim EPA may have against the Company with respect to the site would expire during August 1999. In consideration for EPA's agreement to defer the filing of a claim against the Company prior to the expiration of such statute of limitations, the Company agreed to enter into an agreement to extend the statute of limitations for a period of three months. In November 1999 and again in February 2000, EPA and the Company agreed to extend the statute an additional three months. During this period, EPA and the Company are to continue discussion of any potential claims EPA may be contemplating against the Company with respect to the site, and the amount of contribution EPA believes such claims may warrant toward EPA's estimated $2.4 million of unallocated remediation costs associated with the site.

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

As to Negotiations with Inmar, Tang and Marvin H. Mahan

     The Company had been negotiating with Inmar, Marvin H. Mahan and Tang (collectively, the "Mahan Interests") toward a settlement of disputes with the Company, namely, Inmar's demand for damages for loss of value of property adjoining the Kin-Buc Landfill, the sharing of legal expenses of the suit settled in 1995 pertaining to a site in Carlstadt, New Jersey, and the reimbursement of remediation costs and damages for loss of value at the Piscataway, New Jersey site owned by Tang. Negotiations broadened to include the Mahan Interests' joining in the December 1997 settlement of a derivative suit stemming from litigation regarding the remediation of the Kin-Buc landfill, the satisfaction of Kin-Buc's $1.1 million judgment against Inmar and the Mahan Interests' cooperation in the prosecution of the suit against Transtech's excess insurers. In October, 1998 the Company entered into an agreement with the Mahan Interests which resolved such disputes and assigned to the Company all rights of the Mahan Interests, and certain other insured entities affiliated with the Mahan Interests, as insureds and claimants under the excess insurance policies now the subject of litigation initiated by the Company. The Company agreed to vacate Kin-Buc's judgment against Inmar in exchange for $480,000 which was paid to the Company from funds deposited with the Superior Court of New Jersey, and to pay $200,000 for the aforementioned assignment of rights under the insurance policies to be paid in two equal installments. The first installment was paid when the Company received the $480,000 from the Superior Court and the second installment is payable when the Company receives payment for claims made against the insurance carriers. An amount equal to the second installment was placed in escrow when the funds were received from the Superior Court and is included in "Other" assets in the accompanying December 31, 1999 and 1998 balance sheets. The Company also agreed to indemnify Marvin H. Mahan for claims that may be made on account of past actions he took in his role as an officer and director of the Company and reimbursed Marvin H. Mahan $68,000 for a portion of the Mahan Interests' legal fees related to the Kin-Buc litigation and their efforts to release the funds held by the Superior Court. The Mahan Interests and the Company exchanged releases from all other claims each has made against the other.

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

     None during the quarter ended December 31, 1999.

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

     None.

                            PART III

Part III, Item 9.  Directors, Executive Officers, Promoters
                   and Control Persons; Compliance with Section
                   16(a) of the Securities Exchange Act.

Directors and Executive Officers of the Company

     Robert V. Silva (56) - President and Chief Executive Officer and a director of the Company from April 1991 and Chairman of the Board of Directors from November 1991. Mr. Silva served as a consultant to the Company from December 1990 until his appointment in April 1991 as an officer of the Company. Mr. Silva was employed from September 1987 to December 1990 as Executive Vice President of Kenmare Capital Corp. ("Kenmare"), an investment firm, and provided financial and management consulting services to companies acquired by Kenmare's affiliates. In connection with such financial and management services, Mr. Silva served as Vice President and a Director of Old American Holdings, Inc. and its subsidiary from 1988 to 1990, and Vice President and a Director of Compact Video Group, Inc. and its subsidiaries from 1988 to 1991 and of Manhattan Transfer/Edit, Inc. from 1989 to 1991. Mr. Silva also served as a Director of General Textiles from 1989 to 1991. From June 1985 to September 1987, Mr. Silva served as Vice President of, and provided management consulting services to, The Thompson Company, a private investment firm controlled by the Thompson family of Dallas, Texas. Mr. Silva served as Chairman and Chief Executive Officer of Hunt Valve Company, Inc., a former subsidiary of the Company, from March 1, 1996 to his resignation effective January 1, 1997, and as a Director of Hunt from March 1996 to August 1998. Mr. Silva also served as Vice President and a Director of ValveCo Inc., the entity which acquired Hunt, from October 10, 1995 to his resignation effective January 1, 1997, and was a stockholder in ValveCo Inc. from March 1, 1996 through August 1998. From September 1996 to February 14, 1997, Mr. Silva served as a Director of Hunt's subsidiary, Hunt SECO Engineering, Ltd. and its subsidiaries. Mr. Silva is also the principal of Robert V. Silva and Company, LLC., a private investment firm. Mr. Silva also serves as Chairman and Chief Executive Officer of Fab-Tech Industries of Brevard, Inc. since September 1998. Mr. Silva's wife is the sister-in-law of Gary Mahan, the son of Marvin H. Mahan and Ingrid T. Mahan.

     Arthur C. Holdsworth, III (52) - A director of the Company since 1988. Since June 1999, Mr. Holdsworth has been General Sales Manager at the Tilcon NJ Division of Tilcon NY, Inc. From August 1991 through June 1999 Mr. Holdsworth was Vice President of Sales at Millington Quarry, Inc. Prior to that and from 1977, Mr. Holdsworth was General Manager of Dallenbach Sand Co., Inc.
Members of the Mahan family own Millington Quarry, Inc. and previously owned Dallenbach Sand Co, Inc.

     Andrew J. Mayer, Jr. (44) - Vice President-Finance and Chief Financial Officer of the Company from November 1991 and a director of the Company from December 1991 and, from April 1992, Secretary of the Company. From 1988 to November 1991, Mr. Mayer served as Vice President, Secretary and Treasurer of Kenmare. In connection with management and financial services provided by Kenmare, Mr. Mayer served in a variety of capacities for the following companies: Old American Holdings, Inc. and its subsidiary from 1988 to 1991; The Shannon Group, Inc. and its subsidiaries from 1988 to 1990; Detroit Tool Group, Inc. and its subsidiaries from 1989 to 1990; Compact Video Group, Inc. from 1988 to 1991; Manhattan Transfer/Edit, Inc. from 1989 to 1991; and General Textiles from 1989 to 1990. Mr. Mayer served as Executive Vice President of Hunt Valve Company, Inc., a former subsidiary of the Company from March 1, 1996, the date the Company sold Hunt, to his resignation effective January 1, 1997. Mr. Mayer also served as Vice President - Chief Financial Officer of ValveCo Inc. from April 3, 1996 through his resignation effective January 1, 1997, and was a stockholder in ValveCo Inc. from March 1, 1996 through August, 1998. From September 1996 to February 14, 1997, Mr. Mayer served as a Director of Hunt's subsidiary, Hunt SECO Engineering, Ltd. and its subsidiaries. Mr. Mayer is an investor, and serves in a variety of capacities, in certain entities established by Robert V. Silva & Company, LLC for private investment purposes. Mr Mayer also serves as a Director, Chief Financial Officer and Secretary of Fab-Tech Industries of Brevard, Inc.

Compliance with Section 16(a) of Securities
Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the Company's fiscal year ending December 31, 1999 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with, except for the late filing of a report on Form 4 as to one transaction completed by Robert V. Silva.

Part III, Item 10.  Executive Compensation.

                   Summary Compensation Table

     The following table summarizes the compensation paid to or earned by the President and Chief Executive Officer (the "Chief Executive Officer") and the Vice President-Finance, Chief Financial Officer and Secretary (the "Named Executive Officer") in the years ending December 31, 1999, 1998 and 1997 ("Fiscal 1999", "Fiscal 1998" and "Fiscal 1997", respectively) for services rendered by them to the Company in all capacities during such years. Both the Chief Executive Officer and the Named Executive Officer were the only executive officers of the Company whose total annual salary and bonus exceeds $100,000 and were serving as executive officers of the Company at December 31, 1999.

                           Annual Compensation

                                                Other
Name and                                        Annual
Principal           Fiscal                      Compen-
Position            Year   Salary    Bonus      sation (a)
Robert V. Silva     1999   $157,332   $0         $1,573
President and Chief 1998   $157,332   $0         $1,570
Executive Officer   1997   $159,898   $77,500    $0

Andrew J. Mayer, Jr 1999   $136,000   $0         $1,360
Vice President-     1998   $136,000   $0         $1,360
Finance, Chief      1997   $135,792   $20,000    $994
Financial Officer
and Secretary

                           Long Term Compensation
                                  Awards         Payouts
                                      Options/   Long-Term All
Name and                   Restricted Stock App- Incentive Other
Principal           Fiscal Stock      reciation  Plan      Compens-
Position            Year   Awards     Rights     Payouts   ation(b)

Robert V. Silva     1999    0          0           0         0
President and Chief 1998    0          0           0         0
Executive Officer   1997    0          0           0         0

Andrew J. Mayer, Jr 1999    0          0           0         0
Vice President-     1998    0          0           0         0
Finance, Chief      1997    0          0           0         0
Financial Officer
and Secretary

     (a) In each case, the amount shown as other annual compensation is the Company's matching contributions to its 401(k) Plan on behalf of the Chief Executive Officer and the Named Executive Officer during each of Fiscal 1999, Fiscal 1998 and Fiscal 1997. In each of Fiscal 1999, Fiscal 1998 and Fiscal 1997, the Company's 401(k) Plan provided for a match equal to 50% of a participant's contribution to the plan in that year, subject to a maximum of (i) 2% of compensation in that year or (ii) applicable Internal Revenue Service limits.

     (b) The aggregate value of all other perquisites granted the Chief Executive Officer and the Named Execution Officer is less than 10% of their respective salaries.

                       Stock Option Plans

     The following table sets forth, with respect to grants of stock options and stock appreciation rights ("SARs") to the Chief Executive Officer and the Named Executive Officer during Fiscal 1999: (a) the number of options granted; (b) the percent the grant represents of total options granted to employees during Fiscal 1999; (c) the per-share exercise price of the options granted; and
(d) the expiration date of the options.

                OPTION/SAR GRANTS IN FISCAL 1999
                                % Of Total
                                Options/SARs*
                   Options/     Granted to    Exercise      Expir-
                   SARs*        Employees in  or Base       ation
Name               Granted (#)  Fiscal Year   Price ($/sh)  Date
Robert V. Silva    0            N/A           N/A           N/A

Andrew J.Mayer, Jr 0            N/A           N/A           N/A

     *No SARs have been issued by the Company.

     The following table sets forth: (a) the number of shares received and the aggregate dollar value realized in connection with each exercise of outstanding stock options during Fiscal 1999 by the Chief Executive Officer and the Named Executive Officer; (b) the total number of all outstanding, unexercised options (separately identifying exercisable and unexercisable options) held by such executive officers as of the end of Fiscal 1999; and (c) the aggregate dollar value of all such unexercised options that are in-the-money (i.e., options as to which the fair market value of the underlying common stock of the Company that is subject to the option exceeds the exercise price of the option), as of the end of Fiscal 1999.

         AGGREGATED OPTION/SAR EXERCISES IN FISCAL 1999
              AND FISCAL YEAR-END OPTION/SAR VALUES


                                                    Number of
                                                    Unexercised
                                                 Options/SARs* at
                                                Fiscal Year-End(#)

                 Shares Acquired                   Exercisable/
Name             on Exercise (#) Value Realized($) Unexercisable
Robert V. Silva        0            N/A               50,000/0
Andrew J. Mayer, Jr.   0            N/A               5,000/0



                         Value of Unexercised
                         In-the-Money
                         Options/SARs* at
                         Fiscal Year-End($)

                         Exercisable/
                         Unexercisable

Robert V. Silva          0/0
Andrew J. Mayer, Jr.     0/0

     * No SARs have been issued by the Company.

                    Compensation of Directors

     Directors of the Company who are not also employees are paid annual directors' fees of $1,875 per calendar quarter, plus $500 for attending each meeting of the board. In Fiscal 1999, Arthur C. Holdsworth, III earned fees of $8,000.

Part III, Item 11.  Security Ownership of Certain Beneficial Owners
                    and Management.

     As of the close of business on March 21, 2000, the Company has issued and outstanding 2,829,190 shares of Common Stock, which figure excludes 1,885,750 shares owned by the Company which are not outstanding and are not eligible to vote.

     Set forth below is a table showing, as of March 21 2000, the number of shares of Common Stock owned beneficially by:

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

Herzog, Heine & Geduld       340,150 (a)          12.0%
525 Washington Blvd.
Jersey City, NJ 07310

Roger T. Mahan               325,435 (b),(e)      11.5%
47 McGregor Avenue
Mt. Arlington, NJ 07856

Nancy M. Ernst               321,775 (b),(c),(e)  11.4%
2229 Washington Valley Rd.
Martinsville, NJ 08836

Gary A. Mahan                310,601 (b),(d),(e)  11.0%
53 Cross Road
Basking Ridge, NJ 07920

Robert V. Silva               79,966 (f)           2.8%
200 Centennial Avenue
Piscataway, NJ 08854

Arthur C. Holdsworth, III      3,200                .1%
200 Centennial Avenue
Piscataway, NJ 08854

Andrew J. Mayer, Jr.           5,900 (g)            .2%
200 Centennial Avenue
Piscataway, NJ 08854

All executive officers        89,066 (h)           3.1%
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

     In December 1989, the Company and Inmar agreed to share equally certain expenses in connection with the AT&T Suit. As of December 31, 1992, the Company paid $514,000 towards such costs. Inmar has disputed which items of expenses were to be shared. Further, in April 1991, Marvin H. Mahan issued a demand upon the Company for reimbursement of approximately $300,000 in costs which he incurred in connection with the AT&T Suit. The dispute concerning the shared expenses and Marvin H. Mahan's demand for reimbursement were subjects of the October 1998 settlement agreement with Inmar discussed below.

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

     In 1988, Kin-Buc paid $1,200,000 to Inmar for clay to be used for the closure of the Kin-Buc Landfill. Under its agreement with Inmar, the Company had a right to a refund of the purchase price of the clay if it is unable to extract or use the clay. For a discussion of this matter see Part I, Item 3. Legal Proceedings - "As to the Clay Deposits". This matter is a subject of the October 1998 settlement agreement discussed below.

     Since Marvin H. Mahan's retirement from the Company, it has provided Marvin H. Mahan the use of an automobile and contributed to the expenses of maintaining an office for his use including secretarial services. Such expenses totalled approximately $10,000 in both 1999 and 1998. In addition, the Company agreed to pay $40,000 in 1997 toward legal fees incurred by Marvin H. Mahan with respect to litigation related to the Kin-Buc Landfill and reimbursed an additional $68,000 of such fees in 1998 pursuant to the October 1998 settlement agreement discussed below.

     The Company entered into negotiations with Inmar, Marvin H. Mahan and Tang (collectively, the "Mahan Interests") toward a settlement of disputes with the Company, namely, Inmar's demand for damages for loss of value of property adjoining the Kin-Buc Landfill, the sharing of legal expenses of the suit settled in 1995 pertaining to a site in Carlstadt, New Jersey, and the reimbursement of remediation costs and damages for loss of value at the Piscataway, New Jersey site owned by Tang Realty. Negotiations also included the Mahan Interests' joining in the December 1997 settlement of a derivative suit stemming from litigation regarding the remediation of the Kin-Buc landfill, the satisfaction of Kin-Buc's $1.1 million judgment against Inmar and the Mahan Interests' cooperation in the prosecution of the suit against Transtech's insurers. In October, 1998 the Company entered into an agreement with the Mahan Interests which resolved such disputes and assigned to the Company all of the Mahan Interests', and certain other insured entities' affiliated with the Mahan Interests, rights as insureds and claimants under the excess insurance policies now the subject of litigation initiated by the Company. The Company agreed to vacate Kin-Buc's judgment in exchange for $480,000 which was paid to the Company from funds deposited with the Superior Court of New Jersey, and to pay $200,000 for the aforementioned assignment of rights under the insurance policies to be paid in two equal installments. The first installment was paid when the Company received the $480,000 from the Superior Court and the second installment is payable when the Company receives payment for claims made against the insurance carriers. An amount equal to the second installment was placed in escrow when the funds were received from the Superior Court and is included in other assets in the accompanying December 31, 1999 balance sheet. The Company also agreed to indemnify Marvin H. Mahan for claims that may be made on account of past actions he took in his role as an officer and director of the Company and reimbursed Marvin H. Mahan $68,000 for a portion of the Mahan Interests' legal fees related to the Kin-Buc litigation and their efforts to release the funds held by the Superior Court. The Mahan Interests and the Company exchanged releases from all other claims each has made against the other.

     On April 22, 1994 the Company made a loan of $75,000 to Robert
V. Silva, President and Chairman of the Board of the Company evidenced by a note which bears interest at a floating prime rate plus 1% and is due and payable as determined by the Board of Directors. A total of $115,000 was outstanding with respect to the loan, including interest, as of December 31, 1999.

     On March 1, 1996, ValveCo Inc. ("ValveCo"), a Delaware corporation, purchased 100% of the Hunt Valve Company, Inc. common stock owned by THV Acquisition Corp, a wholly-owned subsidiary of the Company, representing 79.05% of the issued and outstanding Hunt common stock (see Part I, Item 1, Description of Business, Discontinued Operations). Fifteen percent of the common stock issued by ValveCo was purchased by certain directors and executive officers who are members of management of the Company and/or Hunt, namely, Robert V. Silva (7.5%), David Huberfield (4%), Andrew J. Mayer, Jr. (2%) and Gerald Bogner (1.5%) for $150,000. Such directors and executive officers also obtained the right to acquire, for an aggregate cost of $2.3 million, an additional 12.5% of ValveCo's common stock pursuant to the exercise of performance and value-based options. In addition, the aforementioned directors and executive officers of the Company and Hunt were employed in various capacities by ValveCo and Hunt after the sale. Mr. Silva resigned from his employment with ValveCo and Hunt effective January 1, 1997, and as a director of Hunt in August 1998. Mr. Mayer also resigned from his employment with ValveCo and Hunt effective January 1, 1997. These two directors and executive officers of the Company sold their equity holdings in ValveCo in August 1998.

                             PART IV

Part IV, Item 13.  Exhibits and Reports on Form 8-K.

     Exhibits

     The exhibits to this report are listed in the Exhibit Index on pages 36 to 40.

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


Dated: March 30, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


/s/ Robert V. Silva                    March 30, 2000
Robert V. Silva, President and
Chief Executive Officer
and Director


/s/ Andrew J. Mayer, Jr.               March 30, 2000
Andrew J. Mayer, Jr.
Vice President-Finance, Chief
Financial Officer, Secretary and
Director

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

10 (bb) Settlement Agreement dated October 22, 1998 among Transtech Industries, Inc. and its subsidiary, Inmar Associates, Inc., Tang
          Realty, Inc., Dock Watch Quarry Pit, Inc. and
          Marvin H. Mahan:  See "K" below

11        Statement regarding computation of net loss          41
          per share

13        Annual Report to Stockholders                  42 - 102

21        Subsidiaries of the Registrant                      103







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

     "G"  Incorporated herein by reference to the
          Company's Current Report on Form 8-K dated
          October 24, 1995

     "H"  Incorporated herein by reference to the
          Company's Current Report on Form 8-K dated
          March 1, 1996

     "I"  Incorporated herein by reference to the
          Company's Annual Report on Form 10-KSB
          for the fiscal year ended December 31, 1995

     "J"  Incorporated herein by reference to the
          Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997

     "K"  Incorporated herein by reference to the
          Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998