Form 10QSB
period 2000-03-31
TRANSTECH INDUSTRIES INC
filed 2000-05-15
CIK 87799

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           ___________

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2000

                              or

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,829,190 shares of common stock, $.50 par value, outstanding as of March 31, 2000. In addition, at such date, the issuer held
1,885,750 shares of common stock, $.50 par value, in treasury.

Transitional Small Business Disclosure Format
(Check One): Yes     No  X
                                               Page 1 of 27 pages
                                         Exhibit index on page 26

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED March 31, 2000

                            I N D E X

                                                          Page(s)
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

      Consolidated Balance Sheets as of March 31,
        2000 and December 31, 1999                         3 -  4

      Consolidated Statements of Operations for the             5
        Three Months Ended March 31, 2000 and 1999

      Consolidated Statements of Cash Flows for the
        Three Months Ended March 31, 2000 and 1999         6 -  7

      Notes to Consolidated Financial Statements           8 - 12

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations           13 - 22

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                      23

Item 6. Exhibits and Reports on Form 8-K                       24


SIGNATURES                                                     25

EXHIBIT INDEX                                                  26

EXHIBITS                                                       27

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)
                             ASSETS

                                       March 31,     December 31,
                                         2000            1999
                                      (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents            $   925         $   474
  Marketable securities                    435           1,228
  Accounts receivable - trade
    (net of allowance for doubtful
    accounts of $2)                        213             214
  Notes receivable                         117             115
  Closure cost receivable                  193             158
  Prepaid expenses and other               136             128

      Total current assets               2,019           2,317

PROPERTY, PLANT AND EQUIPMENT
  Machinery and equipment                2,899           2,894
  Less accumulated depreciation         (2,825)         (2,816)
  Net property, plant and equipment         74              78

OTHER ASSETS
  Assets held for sale                   1,312           1,312
  Escrowed funds from sale of
    subsidiary                             913             900
  Other                                    133             133

       Total other assets                2,358           2,345

TOTAL ASSETS                           $ 4,451         $ 4,740







         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

               CONSOLIDATED BALANCE SHEETS, Cont'd
                           (In $000's)
         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                       March 31,     December 31,
                                         2000            1999
                                      (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt    $     3         $     7
  Accounts payable                         180             144
  Accrued income taxes and related
    interest                             3,513           3,430
  Accrued miscellaneous expenses           165             167

        Total current liabilities        3,861           3,748

OTHER LIABILITIES
  Long-term debt                             6               6
  Accrued remediation and closure
    costs                                2,089           2,091

        Total other liabilities          2,095           2,097

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.50 par value,
    10,000,000 shares authorized:
    4,714,940 shares issued              2,357           2,357
  Additional paid-in capital             1,516           1,516
  Retained earnings                      5,618           6,015
  Net unrealized gains on marketable
    securities                              18              21
        Subtotal                         9,509           9,909
  Treasury stock, at cost -
    1,885,750 shares                   (11,014)        (11,014)

        Total stockholders' equity
          (deficit)                     (1,505)         (1,105)

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)       $ 4,451         $ 4,740



         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)
                                      For the Three Months Ended
                                              March 31,
                                         2000           1999
NET REVENUES                            $   -          $   84

COST OF OPERATIONS
  Direct operating costs                    -              74
  Selling, general and
    administrative expenses                365            359
    Total cost of operations               365            433

INCOME (LOSS) FROM OPERATIONS             (365)          (349)

OTHER INCOME (EXPENSE)
  Investment income (loss)                  29             39
  Interest expense                          (1)            (1)
  Interest (expense) credit related
    to income taxes payable                (83)           (93)
  Gain (loss) from sale of property         -               3
  Miscellaneous income (expense)            23             47
    Total other income (expense)           (32)            (5)

INCOME (LOSS) BEFORE INCOME TAXES
  (CREDIT)                                (397)          (354)

  Income taxes (credit)                     -              -

NET INCOME (LOSS)                       $ (397)       $  (354)

INCOME (LOSS) PER COMMON SHARE:

NET INCOME (LOSS)                        $(.14)         $(.12)

NUMBER OF SHARES USED IN
  CALCULATION                        2,829,190      2,829,190





         See Notes to Consolidated Financial Statements

                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

                PART I - FINANCIAL INFORMATION, Cont'd

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In $000's)
                              (Unaudited)
                                         For the Three Months Ended
                                                 March 31,
                                            2000           1999
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers          $     1        $    72
    Cash paid to suppliers and employees     (364)          (352)
    Interest and dividends received            15             30
    Interest paid                              (1)            (1)
    Other income received                      22             14
    Income taxes paid                          -              (1)
      Net cash provided by (used in)
        operating activities                 (327)          (238)

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale and maturity
      of marketable securities                790            492
    Purchase of marketable securities          -              -
    Purchase of property, plant and
      equipment                                (5)            -
    Proceeds from sale of property,
      plant and equipment                      -               3
    Collections of notes receivable            -               7
      Net cash provided by (used in)
        investing activities                  785            502

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt       (5)            (6)
    Payment of remediation and closure
      costs                                    (2)            (2)
      Net cash provided by (used in)
        financing activities                   (7)            (8)

  NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                               451            256
  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE YEAR                               474            605
  CASH AND CASH EQUIVALENTS AT END
    OF THE QUARTER                         $  925         $  861


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                           (In $000's)
                           (Unaudited)

                                         For the Three Months Ended
                                                 March 31,
                                            2000           1999
RECONCILIATION OF NET INCOME (LOSS)
 TO NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:

  NET INCOME (LOSS)                       $  (397)      $  (352)

  ADJUSTMENTS TO RECONCILE NET INCOME
   (LOSS) TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES:
    Depreciation and amortization               9            17
    (Gain) loss on sale of property,
      plant and equipment                      -             (3)
    Increase (decrease) in deferred
      income taxes                             -             -
    (Increase) decrease in assets:
      Accounts and notes receivable,
       -net                                    (1)          (10)
      Prepaid expenses and other              (44)         (124)
      Escrowed funds from sale of subsidiary  (12)          (10)
    Increase (decrease) in liabilities:
      Accounts payable and accrued
        expenses                               35           152
      Accrued income taxes and related
        interest                               83            92

 NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                   $  (327)      $  (238)










         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 2000
                           (Unaudited)

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

NOTE 2 - BASIS OF PRESENTATION

     The accompanying financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of this Form 10-QSB may wish to refer to the Company's Form 10-KSB for the year ended December 31, 1999 for further information.

     The financial information has been prepared in accordance with the Company's customary accounting practices except for certain reclassifications to the 1999 financial statements in order to conform to the presentation followed in preparing the 2000 financial statements. Quarterly financial information has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature except as disclosed herein.

NOTE 3 - MARKETABLE SECURITIES

     The Company classifies all equity securities and debt securities as available-for-sale securities. Available-for-sale debt securities are carried at amortized cost, which approximates fair value because of their short term to maturity. At March 31, 2000, available-for-sale debt securities consisted of $379,000 of U.S. Government Securities with maturities through April, 2000. Available-for-sale equity securities are carried at fair value as determined by quoted market prices. The portfolio of available-for-sale equity securities had a cost of $38,000 and a market value of $56,000 as of March 31, 2000. The aggregate excess of market value over cost of such securities as of March 31, 2000 of $18,000 is presented as a separate component of stockholders' equity. The excess of market value over cost consisted of gross unrealized gains of $32,000 and gross unrealized losses of $14,000 as of March 31, 2000. The cost of marketable securities sold is determined on the specific identification method and realized gains and losses are reflected in income. Proceeds from sale and maturity of available-for-sale securities during the three months ended March 31, 2000 amounted to $790,000. Dividend and interest income is accrued as earned.

NOTE 4 - ASSETS HELD FOR SALE

     Assets held for sale consist primarily of real estate which is carried at a cost of $1,312,000 as of March 31, 2000. The real estate included in this category as of March 31, 2000 consists of approximately 430 acres in Deptford, N.J., including approximately 100 acres upon which the landfill owned and previously operated by the Company's subsidiary, Kinsley's Landfill, Inc., is situated. The Company is pursuing the disposition of these properties. However, based upon market conditions for real estate of this type, the Company is unable to determine when such sale(s) will be consummated.

NOTE 5 - INCOME TAXES

   In 1991, the Internal Revenue Service (the "Service") asserted numerous adjustments to the tax liability of the Company and its subsidiaries for tax years 1980 through 1988, along with interest and penalties thereon. In 1993, after the conclusion of administrative proceedings, the Service issued a deficiency notice to the Company asserting adjustments to income of $33.3 million and a corresponding deficiency in federal income taxes of approximately $13.5 million, as well as penalties of $2.5 million and interest on the asserted deficiency and penalties. In addition, the Service challenged the carryback of losses incurred by the Company in taxable years 1989 through 1991, thereby bringing those years, which had been the subject of an ongoing audit, into the deficiency notice. The Company filed a petition with the Tax Court contesting many of the proposed adjustments asserted in the deficiency notice. The Company has reached settlement with the Service as to all issues in the Tax Court litigation. For a discussion of this matter, see "Taxes" contained in Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of this Form 10-QSB.

NOTE 6 - REMEDIATION AND CLOSURE COSTS

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

     As of March 31, 2000, the Company has accruals totalling $11.1 million for its estimated share of remediation and closure costs in regard to the Company's former landfill operations, $9.0 million of which is held in trusts and maintained by trustees for financing of the estimated $11.0 million required to fund the closure plan related to the landfill in Deptford, New Jersey owned by the Company's subsidiary, Kinsley's Landfill, Inc.

     On December 23, 1997, the Company entered into four agreements which settled lawsuits related to the allocation of costs of remediation of the Kin-Buc Landfill,owned and operated by the Company's subsidiary, Kin-Buc, Inc. ("Kin-Buc"). The Company and other responsible parties including SCA Services, Inc. ("SCA"), which is an affiliate of Waste Management, Inc. ("WMI"), have provided funding for the continuing remediation of the Kin-Buc Landfill, located in Edison, New Jersey, under an Amended Unilateral Administrative Order issued by the United States Environmental Protection Agency ("EPA") in September 1990. In November 1992, EPA issued an Administrative Order for the remediation of certain areas neighboring the Kin-Buc Landfill. The Company initiated a suit in 1990 against generators and transporters of waste deposited at a site with the intent of obtaining contribution toward the cost of remediation. One of the December 23, 1997 agreements provided an indemnification from SCA to the Company which substantially relieved the Company from future obligation with respect to the site.

     In May 1997, EPA began an investigation of an area in the vicinity of the Kin-Buc Landfill known as Mound B. In May 1998, the final plan of this investigation was completed, and in February 1999, the Company received a copy of a letter sent from EPA to SCA informing SCA that EPA has concluded that hazardous materials were disposed of in Mound B. The letter also instructed SCA to provide EPA with work plans to address conditions at the mound. During February 2000, EPA sent the Company a request for information to which the Company is preparing a response.

     During July 1999, counsel to the Company was contacted by EPA regarding a Piscataway, New Jersey site owned by Tang Realty, Inc. ("Tang"). Tang is a corporation controlled by Marvin H. Mahan, a former director, officer and principal shareholder of the Company. EPA is performing remediation at the site and had requested information from approximately 100 potentially responsible parties concerning their involvement with the Tang site. The Company had no direct involvement with EPA since October 1990 and had not been the recipient of an EPA request for information. The July 1999 inquiry set forth EPA's concern that the statute of limitations on any claim EPA may have against the Company with respect to the site would expire during August 1999. In consideration for EPA's agreement to defer the filing of a claim against the Company prior to the expiration of such statute of limitations, the Company agreed to enter into an agreement to extend the statute of limitations for a period of three months. In November 1999, February 2000 and May 2000, EPA and the Company agreed to extend the statute an additional three months. During this period, EPA and the Company are to continue discussion of any potential claims EPA may be contemplating against the Company with respect to the site, and the amount of contribution EPA believes such claims may warrant toward EPA's estimated $2.4 million of unallocated remediation costs associated with the site. Pursuant to a 1988 agreement with Tang, in 1988, 1989 and 1990 Transtech spent approximately $4.3 million for the remediation of the site.

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

Results of Operations

     The three months ended March 31, 2000 compared to the three months ended March 31, 1999

     Consolidated revenues by business segment for the three months ended March 31, 2000 and 1999 were as follows (in $000):

                                     2000           1999

     Electricity Generation        $   -          $   31
     Environmental Services           211            189
       Subtotal                       211            220
     Intercompany                    (211)          (136)
       Net                         $   -          $   84

     No consolidated net revenues for the three months ended March 31, 2000 were reported compared to $84,000 for the same period of 1999.

     No revenues were reported from the operation which generates electricity using methane gas as fuel for the three months ended March 31, 2000. Revenues of $31,000 were reported from the operation for the same period of 1999. The decline in revenue is due to the Company's decision to forego repairing the diesel/generating units pending the negotiations of an offer to purchase the electricity generating operations. The electricity generating facility consists of four diesel/generating units each capable of generating approximately 48,000 kwh/day at full capacity. Methane gas is a component of the landfill gas generated by a landfill site owned by the Company. Engineering studies indicate sufficient quantities of gas at the landfill to continue the operation of the facility for approximately 12 years. Electricity generated is sold pursuant to a long term contract with a local utility. Revenues are a function of the number of kilowatt hours sold, the rate received per kilowatt and capacity payments. The Company sold 1.3 million kwh during the three months ended March 31, 1999. See the discussion of "Liquidity and Capital Resources" below for information regarding the lease of the landfill gas generated at this site and the offer to purchase the electricity generating operations.

     The environmental services segment provides construction, remedial and maintenance services at landfills, commercial and industrial sites, and manages methane gas recovery operations. The environmental services segment reported $211,000 of gross operating revenues for the three months ended March 31, 2000 (prior to elimination of intercompany sales) compared to $189,000 for the period in 1999, an increase of 12%. All of the environmental services segment's revenues for the period, compared to $136,000 or 72% for last year, were for services provided to other members of the consolidated group and therefore eliminated in consolidation. No third party sales were reported for the period in 2000, compared to $53,000 for the period in 1999. The Company is continuing its efforts to expand the customer base of this segment to entities outside the consolidated group. In particular, the Company has devoted significant time and has incurred professional fees during 1998, 1999 and 2000 in pursuit of a contract and state government approval to perform the closure of a site in New Jersey. In the event the Company is awarded the contract, the Company will seek reimbursement of such professional fees, certain other contract development expenses, and construction costs from a trust to be established to finance the closure. However, there are no assurances sufficient funds will be available for reimbursement of such expenditures.

     No consolidated direct operating costs were reported for the three months ended March 31, 2000 compared to $74,000 reported for the same period in 1999. The costs of the electricity generating operation decreased for the three months ended March 31, 2000 when compared to the same period in 1999 due to the Company's decision to forego expenditures on the operation, repair and maintenance of the electric generating equipment. No costs of the environmental services segment were reported for the period in 2000 since all such costs incurred related to work performed for other members of the consolidated group and have been eliminated in consolidation.

     Consolidated selling, general and administrative expenses for the three months ended March 31, 2000 were $365,000, an increase of $6,000 or 2% from $359,000 for the same period in 1999.
Significant professional fees and administrative costs continue to be incurred in support of the Company's ongoing litigation, business development and asset divestiture efforts (see "Liquidity and Capital Resources - Liquidity").

     The Company's consolidated operating loss for the three months ended March 31, 2000 increased to $365,000 from a loss of $349,000 for the same period in 1999.

     Consolidated investment income decreased by $10,000 to $29,000 for the three months ended March 31, 2000 from $39,000 for the comparable period in 1999.

     Consolidated interest expense for the three months ended March 31, 2000 was unchanged from the $1,000 reported for the same period in 1999.

     Interest reported as "Interest (expense) credit related to income taxes payable" represents the increase or decrease in the amount of interest accrued on estimated income taxes payable as a result of the Company's tax litigation referred to below. Interest expense for the three months ended March 31, 2000 equaled $83,000 versus $93,000 reported for the comparable period in 1999.

     Consolidated miscellaneous income for the three months ended March 31, 2000 decreased $14,000 to $23,000 when compared to the $47,000 reported for the same period of 1999. Miscellaneous income for the period in 1999 includes income of $35,000 in recognition of a payment due from the former lessee of the landfill gas generated at a landfill owned by the Company.

     Miscellaneous income for the period in 2000 and 1999 includes income of $2,500 and $7,500, respectively, in recognition of royalty payments received from the lessee of certain of the Company's real property situated beneath the lessee's landfill. The payments are reported net of a fee payable pursuant to a consulting agreement executed in 1982.

     Consolidated net loss for the three months ended March 31, 2000 was $397,000 or $(.14) per share, compared to net loss of $354,000 or $(.12) per share, for the three months ended March 31, 1999.

Liquidity and Capital Resources

     Net cash used in operating activities for the three months ended March 31, 2000 increased to a net use of $327,000 from a use of $238,000 when compared to the same period of 1999 due primarily to the decrease in cash received from customers and interest. Net cash provided by investing activities increased for the three months ended March 31, 2000 to $785,000 from $502,000 due primarily to the maturity of investments. The use of cash in financing activities decreased to $7,000 from $8,000 for the period last year. Funds held by the Company in the form of cash and cash equivalents increased as of March 31, 2000 to $925,000 from $861,000. The sum of cash, cash equivalents and marketable securities as of March 31, 2000 decreased to $1,360,000 from $2,166,000 when compared to the same period of the prior year.

     Working capital deficit was $(1.8) million as of March 31, 2000 and $(1.4) million as of December 31, 1999, and the ratio of current assets to current liabilities was .5 to 1 as of March 31, 2000 and 0.6 to 1 as of December 31, 1999.

     THE COMPANY FACES SIGNIFICANT SHORT-TERM AND LONG-TERM CASH REQUIREMENTS FOR (I) FEDERAL AND STATE INCOME TAX OBLIGATIONS DISCUSSED BELOW AND IN THE NOTES TO THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1999, MOST OF WHICH WILL BECOME DUE FOLLOWING THE CONCLUSION OF THE TAX COURT CASE WITH THE INTERNAL REVENUE SERVICE (THE "SERVICE") OF THE COMPANY'S TAX LIABILITY FOR THE YEARS 1980 THROUGH 1991, (II) FUNDING ITS PROFESSIONAL AND ADMINISTRATIVE COSTS, AND (III) FUNDING REMEDIATION COSTS ASSOCIATED WITH SITES OF PAST OPERATIONS.

     The Company has accrued $3.5 million through March 31, 2000 with respect to the federal and state income tax obligations. This estimated amount exceeds the Company's currently liquid assets. In addition, the Company's past participation in the waste handling and disposal industries subjects the Company to future events or changes in environmental laws or regulations, which cannot be predicted at this time, which could result in material increases in remediation and closure costs, and other potential liabilities that may ultimately result in costs and liabilities in excess of its available financial resources.

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

Taxes

     As discussed in greater detail below, the Company has been litigating with the Service in Tax Court over its tax liability for taxable years 1980-88 and certain issues from taxable years 1989-
91. The Company has reached settlement agreements with the Service as to all issues in the Tax Court litigation. The Company estimates that, taking into account available net operating losses and tax credits, as of March 31, 2000 approximately $904,000 of federal income tax, $127,000 of state income tax and $2,482,000 of federal interest (plus additional interest from March 31, 2000 forward), will be owed when a judgment is entered at the conclusion of Tax Court litigation. (The tax liability estimates presented herein exclude penalties. The Service has conceded all of the penalties that it had asserted in the Tax Court litigation, but state tax authorities may assert that penalties are due.)

     In 1991, the Service asserted numerous adjustments to the tax liability of the Company and its subsidiaries for tax years 1980 through 1988, along with interest and penalties thereon. In 1993, after the conclusion of administrative proceedings, the Service issued a deficiency notice to the Company. In addition, the Service challenged the carryback of losses incurred by the Company in taxable years 1989 through 1991, thereby bringing those years, which had been the subject of an ongoing audit, into the deficiency notice. In 1994, the Company filed a petition with the Tax Court contesting many of the adjustments asserted in the deficiency notice. On June 5, 1995, August 14, 1995, March 7, 1996, July 31, 1996, January 22, 1998 and December 21, 1998, the Company and the Service executed partial settlement agreements which have resolved all of the adjustments asserted in the deficiency notice. These settlements were subject to review by the Congressional Joint Committee on Taxation, which approved the settlements in April 2000.

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

     Payment of the federal tax liability and the remaining state tax liability will be due after judgment is rendered at the conclusion of the Tax Court case. The $3.5 million of taxes and estimated interest through March 31, 2000 that is owed by the Company (plus additional interest accruing from March 31, 2000 until the obligations are settled) exceeds the Company's current liquid assets (i.e., cash and marketable securities). The Company and the Service are currently discussing the computation of the amount of tax and interest owed as a result of the settlements.

Remediation and Closure Costs

     As of March 31, 2000, the Company has accrued $11.1 million for its estimated share of remediation and closure costs related to the Company's former landfill and waste handling operations. Approximately $9.0 million is held in trust and maintained by trustees for the post-closure activities of one site located in Deptford, New Jersey (see Note 6 to the Company's Consolidated Financial Statements).

     On December 23, 1997, the Company entered into four agreements which settled lawsuits related to the allocation of costs of remediation of the Kin-Buc Landfill,owned and operated by the Company's subsidiary, Kin-Buc, Inc. ("Kin-Buc"). The Company and other responsible parties including SCA Services, Inc. ("SCA"), which is an affiliate of Waste Management, Inc. ("WMI"), have provided funding for the continuing remediation of the Kin-Buc Landfill, located in Edison, New Jersey, under an Amended Unilateral Administrative Order issued by the United States Environmental Protection Agency ("EPA") in September 1990. In November 1992, EPA issued an Administrative Order for the remediation of certain areas neighboring the Kin-Buc Landfill. The Company initiated a suit in 1990 against generators and transporters of waste deposited at a site with the intent of obtaining contribution toward the cost of remediation. One of the December 23, 1997 agreements provided an indemnification from SCA to the Company which substantially relieved the Company from future obligation with respect to the site.

     In May 1997, EPA began an investigation of an area in the vicinity of the Kin-Buc Landfill known as Mound B. In May 1998, the final plan of this investigation was completed, and in February 1999, the Company received a copy of a letter sent from EPA to SCA informing SCA that EPA has concluded that hazardous materials were disposed of in Mound B. The letter also instructed SCA to provide EPA with work plans to address conditions at the mound. During February, 2000 EPA sent the Company a request for information to which the Company is preparing a response.

     During July 1999, counsel to the Company was contacted by EPA regarding a Piscataway, New Jersey site owned by Tang Realty, Inc. ("Tang"). Tang is a corporation controlled by Marvin H. Mahan, a former director, officer and principal shareholder of the Company. EPA is performing remediation at the site and had requested information from approximately 100 potentially responsible parties concerning their involvement with the Tang site. Transtech had no direct involvement with EPA since October 1990 and had not been the recipient of an EPA request for information. The July 1999 inquiry set forth EPA's concern that the statute of limitations on any claim EPA may have against the Company with respect to the site would expire during August 1999. In consideration for EPA's agreement to defer the filing of a claim against the Company prior to the expiration of such statute of limitations, the Company agreed to enter into an agreement to extend the statute of limitations for a period of three months. In November 1999, February 2000 and May 2000 EPA and the Company agreed to extend the statute an additional three months. During this period, EPA and the Company are to continue discussions of any potential claims EPA may be contemplating against the Company with respect to the site, and the amount of contribution EPA believes such claims may warrant toward EPA's estimated $2.4 million of unallocated remediation costs associated with the site. Pursuant to a 1988 agreement with Tang, in 1988, 1989 and 1990 Transtech spent approximately $4.3 million toward the remediation of the site.

Assets Held for Sale/Claims for Past Remediation Costs

     Assets held for sale consist primarily of real estate which is carried at a cost of $1,312,000 as of March 31, 2000. The real estate included in this category consists of approximately 430 acres located in Deptford, N.J. (including approximately 100 acres upon which the landfill owned and operated by the Company's subsidiary Kinsley's Landfill, Inc. ("Kinsley's") is situated).
The Company is actively pursuing the disposition of such property. However, based upon market conditions for real estate of this type the Company is unable to determine when such sale(s) will ultimately be consummated.

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

Gas Lease and Electricity Generating Equipment

     On June 30, 1998 Kinsley's entered into two agreements with respect to its electricity generation operations. Pursuant to a Gas Lease and Easement Agreement (the "Gas Lease"), Kinsley granted to Deptford Gas Company, LLC ("DGC") the exclusive right to extract and utilize all gas produced at the landfill site for an initial lease term of 12 years with provisions for two 5 year extensions. Pursuant to a landfill gas sale agreement (the "Gas Sale Agreement") Kinsley had agreed to purchase gas from DGC for $.10 per million BTU's of gas. This Gas Sale Agreement was to terminate upon the expiration of the Gas Lease or Kinsley's sale of its electric generators.

     In addition, in connection with the above agreements, during December 1998, Kinsley entered into separate agreements with DGC, or entities affiliated with DGC for (i) the operation and maintenance by Kinsley's of the gas collection system for the benefit of DGC, (ii) the sale by Kinsley's of its electricity generating operation, (iii) the operation and maintenance by Kinsley's of the electricity generating equipment, (iv) processing of Kinsley's leachate and (v) the operation and maintenance by Kinsley's of the leachate processing equipment. The agreements relating to the sale and operation and maintenance of the electricity generating equipment were contingent upon, among other things, the buyer obtaining financing. The agreement regarding the sale of the electricity generating equipment expired May 28, 1999, in accordance with its terms. The Company and buyer continued discussions beyond May 1999, but failed to reach agreement on a transaction similar to that originally contemplated, therefore during January, 2000 the Company voided all agreements with DGC and its affiliates including the Gas Lease. The Company is evaluating several options with respect to the future operation of the facility.

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                   PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     The Company is a party to pending legal proceedings, all of which have been reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999. Reference is made thereto for a description of such litigation, and to the discussion contained in Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of this Form 10QSB.

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



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  May 15, 2000          By:  /s/ Robert V. Silva
                                  Robert V. Silva, President
                                  and Chief Executive Officer


                                              and


Date:  May 15, 2000          By:  /s/ Andrew J. Mayer, Jr.
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                          EXHIBIT INDEX

EXHIBIT                                                    PAGE
  NO.                                                       NO.

 11     Computation of Earnings (Loss) Per Common Share     27

 27     Financial Data Schedule                             N/A