Form 10QSB
period 2000-06-30
TRANSTECH INDUSTRIES INC
filed 2000-08-14
CIK 87799

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           ___________

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2000

                              or

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

Transitional Small Business Disclosure Format
(Check One): Yes     No  X
                                               Page 1 of 32 pages
                                         Exhibit index on page 31

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED June 30, 2000

                            I N D E X

                                                          Page(s)
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

      Consolidated Balance Sheets as of June 30,
        2000 and December 31, 1999                         3 -  4

      Consolidated Statements of Operations for the             5
        Six Months Ended June 30, 2000 and 1999

      Consolidated Statements of Operations for the             6
        Three Months Ended June 30, 2000 and 1999

      Consolidated Statements of Cash Flows for the
        Six Months Ended June 30, 2000 and 1999            7 -  8

      Notes to Consolidated Financial Statements           9 - 13

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations           14 - 27

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                      28

Item 6. Exhibits and Reports on Form 8-K                       29


SIGNATURES                                                     30

EXHIBIT INDEX                                                  31

EXHIBITS                                                       32

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)
                             ASSETS

                                       June 30,      December 31,
                                         2000            1999
                                      (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents            $   212         $   474
  Marketable securities                    817           1,228
  Accounts receivable - trade
    (net of allowance for doubtful
    accounts of $2)                        478             214
  Notes receivable                         119             115
  Closure cost receivable                  192             158
  Prepaid expenses and other               166             128

      Total current assets               1,984           2,317

PROPERTY, PLANT AND EQUIPMENT
  Machinery and equipment                2,903           2,894
  Less accumulated depreciation         (2,831)         (2,816)
  Net property, plant and equipment         72              78

OTHER ASSETS
  Assets held for sale                   1,312           1,312
  Escrowed funds from sale of
    subsidiary                             926             900
  Other                                    134             133

       Total other assets                2,372           2,345

TOTAL ASSETS                           $ 4,428         $ 4,740







         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

               CONSOLIDATED BALANCE SHEETS, Cont'd
                           (In $000's)
         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                       June 30,      December 31,
                                         2000            1999
                                      (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt    $     3         $     7
  Accounts payable                         216             144
  Accrued income taxes and related
    interest                             3,607           3,430
  Accrued miscellaneous expenses           194             167

        Total current liabilities        4,020           3,748

OTHER LIABILITIES
  Long-term debt                             4               6
  Accrued remediation and closure
    costs                                2,088           2,091

        Total other liabilities          2,092           2,097

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.50 par value,
    10,000,000 shares authorized:
    4,714,940 shares issued              2,357           2,357
  Additional paid-in capital             1,516           1,516
  Retained earnings                      5,442           6,015
  Net unrealized gains on marketable
    securities                              15              21
        Subtotal                         9,330           9,909
  Treasury stock, at cost -
    1,885,750 shares                   (11,014)        (11,014)

        Total stockholders' equity
          (deficit)                     (1,684)         (1,105)

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)       $ 4,428         $ 4,740



         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)
                                      For the Six Months Ended
                                               June 30,
                                         2000           1999
NET REVENUES                            $  268         $  108

COST OF OPERATIONS
  Direct operating costs                    66             94
  Selling, general and
    administrative expenses                699            730
    Total cost of operations               765            824

INCOME (LOSS) FROM OPERATIONS             (497)          (716)

OTHER INCOME (EXPENSE)
  Investment income (loss)                  62             81
  Interest expense                          (1)            (2)
  Interest (expense) credit related
    to income taxes payable               (177)           258
  Gain (loss) from sale of property         -               6
  Miscellaneous income (expense)            40            356
    Total other income (expense)           (76)           699

INCOME (LOSS) BEFORE INCOME TAXES
  (CREDIT)                                (573)           (17)

  Income taxes (credit)                     -            (220)

NET INCOME (LOSS)                       $ (573)       $   203

INCOME (LOSS) PER COMMON SHARE:

NET INCOME (LOSS)                        $(.20)         $ .07

NUMBER OF SHARES USED IN
  CALCULATION                        2,829,190      2,829,190





         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)
                                      For the Three Months Ended
                                               June 30,
                                         2000           1999
NET REVENUES                            $  268         $   24

COST OF OPERATIONS
  Direct operating costs                    66             20
  Selling, general and
    administrative expenses                334            371
    Total cost of operations               400            391

INCOME (LOSS) FROM OPERATIONS             (132)          (367)

OTHER INCOME (EXPENSE)
  Investment income (loss)                  33             42
  Interest expense                          -              (1)
  Interest (expense) credit related
    to income taxes payable                (94)           351
  Gain (loss) from sale of property         -               3
  Miscellaneous income (expense)            17            309
    Total other income (expense)           (44)           704

INCOME (LOSS) BEFORE INCOME TAXES
  (CREDIT)                                (176)           337

  Income taxes (credit)                     -            (220)

NET INCOME (LOSS)                       $ (176)       $   557

INCOME (LOSS) PER COMMON SHARE:

NET INCOME (LOSS)                        $(.06)         $ .20

NUMBER OF SHARES USED IN
  CALCULATION                        2,829,190      2,829,190





         See Notes to Consolidated Financial Statements

                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

                PART I - FINANCIAL INFORMATION, Cont'd

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In $000's)
                              (Unaudited)

                                        For the Six Months Ended
                                                 June 30,
                                            2000           1999
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers          $     4        $    91
    Cash paid to suppliers and employees     (724)          (962)
    Interest and dividends received            33             73
    Interest paid                              (1)            (2)
    Other income received                      39            283
    Income taxes paid                          -              -
      Net cash provided by (used in)
        operating activities                 (649)          (517)

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale and maturity
      of marketable securities              1,181          1,736
    Purchase of marketable securities        (777)            -
    Purchase of property, plant and
      equipment                                (8)            (1)
    Proceeds from sale of property,
      plant and equipment                      -               3
    Collections of notes receivable            -               9
      Net cash provided by (used in)
        investing activities                  396          1,747

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt       (6)           (12)
    Payment of remediation and closure
      costs                                    (3)            (5)
      Net cash provided by (used in)
        financing activities                   (9)           (17)

  NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                              (262)         1,213
  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE YEAR                               474            605
  CASH AND CASH EQUIVALENTS AT END
    OF THE QUARTER                         $  212         $1,818

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                           (In $000's)
                           (Unaudited)

                                         For the Six Months Ended
                                                 June 30,
                                            2000           1999
RECONCILIATION OF NET INCOME (LOSS)
 TO NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:

  NET INCOME (LOSS)                       $  (573)      $   203

  ADJUSTMENTS TO RECONCILE NET INCOME
   (LOSS) TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES:
    Depreciation and amortization              14            22
    (Gain) loss on sale of property,
      plant and equipment                      -             (6)
    Increase (decrease) in deferred
      income taxes                             -              1
    (Increase) decrease in assets:
      Accounts and notes receivable,
       -net                                  (268)         (102)
      Prepaid expenses and other              (72)          (13)
      Escrowed funds from sale of subsidiary  (26)          (20)
    Increase (decrease) in liabilities:
      Accounts payable and accrued
        expenses                               99          (124)
      Accrued income taxes and related
        interest                              177          (478)

 NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                   $  (649)      $  (517)










         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2000
                           (Unaudited)

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

NOTE 3 - MARKETABLE SECURITIES

     The Company classifies all equity securities and debt securities as available-for-sale securities. Available-for-sale debt securities are carried at amortized cost, which approximates fair value because of their short term to maturity. At June 30, 2000, available-for-sale debt securities consisted of $765,000 of U.S. Government Securities with maturities through December, 2000. Available-for-sale equity securities are carried at fair value as determined by quoted market prices. The portfolio of available-for-sale equity securities had a cost of $37,000 and a market value of $52,000 as of June 30, 2000. The aggregate excess of market value over cost of such securities as of June 30, 2000 of $15,000 is presented as a separate component of stockholders' equity. The excess of market value over cost consisted of gross unrealized gains of $31,000 and gross unrealized losses of $16,000 as of June 30, 2000. The cost of marketable securities sold is determined on the specific identification method and realized gains and losses are reflected in income. Proceeds from sale and maturity of available-for-sale securities during the six months ended June 30, 2000 amounted to $1,181,000. Dividend and interest income is accrued as earned.

NOTE 4 - ASSETS HELD FOR SALE

     Assets held for sale consist primarily of real estate which is carried at a cost of $1,312,000 as of June 30, 2000. The real estate included in this category as of June 30, 2000 consists of approximately 430 acres in Deptford, N.J., including approximately 100 acres upon which the landfill owned and previously operated by the Company's subsidiary, Kinsley's Landfill, Inc., is situated. The Company is pursuing the disposition of these properties. However, based upon market conditions for real estate of this type, the Company is unable to determine when such sale(s) will be consummated.

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

NOTE 6 - REMEDIATION AND CLOSURE COSTS

     The Company and certain subsidiaries previously participated in the resource recovery and waste management industries. These activities included the hauling of waste, waste treatment and the operation of three landfills. Although the landfills are now closed, the Company continues to own two landfills, and to remediate one of the owned landfills and one landfill formerly leased, and has both incurred, and accrued for, substantial costs associated therewith.

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

     As of June 30, 2000, the Company has accruals totalling $11.1 million for its estimated share of remediation and closure costs in regard to the Company's former landfill operations, approximately $9.0 million of which is held in trusts and maintained by trustees for financing of the estimated $11.0 million required to fund the closure plan related to the landfill in Deptford, New Jersey owned by the Company's subsidiary, Kinsley's Landfill, Inc.

      The Company and other responsible parties including SCA Services, Inc. ("SCA"), which is an affiliate of Waste Management, Inc. ("WMI"), have provided funding for the on-going remediation of the Kin-Buc Landfill, located in Edison, New Jersey, under an Amended Unilateral Administrative Order issued by the United States Environmental Protection Agency ("EPA") in September 1990. The Kin-Buc Landfill is owned and was operated by the Company's subsidiary, Kin-Buc, Inc. ("Kin-Buc"). In November 1992, EPA issued an Administrative Order for the remediation of certain areas neighboring the Kin-Buc Landfill. The Company initiated a suit in 1990 against generators and transporters of waste deposited at a site with the intent of obtaining contribution toward the cost of remediation. On December 23, 1997, the Company entered into four agreements which settled lawsuits related to the allocation of costs of remediation. One of the December 23, 1997 agreements provided SCA's commitment to defend and indemnify the Company from all future liability for and in connection with the remediation of the site, including an area in the vicinity of the Kin-Buc Landfill known as Mound B. However, the Company remains a responsible party under the aforementioned Administrative Orders issued by EPA.

     In May 1997, EPA began an investigation of the area known as Mound B. In May 1998, the final plan of this investigation was completed, and in February 1999, the Company received a copy of a letter sent from EPA to SCA informing SCA that EPA has concluded that hazardous materials were disposed of in Mound B. The letter also instructed SCA to provide EPA with work plans to address conditions at the mound. During February 2000, EPA sent the Company a request for information to which the Company provided its response during May, 2000.

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

Results of Operations

     The six months ended June 30, 2000 compared to the six months ended June 30, 1999

     Consolidated revenues by business segment for the six months ended June 30, 2000 and 1999 were as follows (in $000):

                                     2000           1999

     Electricity Generation        $   -          $   56
     Environmental Services           554            401
       Subtotal                       554            457
     Intercompany                    (286)          (349)
       Net                         $  268         $  108

     Consolidated net revenues for the six months ended June 30, 2000 were $268,000 compared to $108,000 for the same period of 1999.

     No revenues were reported from the operation which generates electricity using methane gas as fuel for the six months ended June 30, 2000. Revenues of $56,000 were reported from the operation for the same period of 1999. The electricity generating facility consists of four diesel/generating units. Electricity generated is sold pursuant to a long term contract with a local utility. The decline in revenue is due to the Company's decision to postpone repairing the diesel/generating units pending negotiations of an offer to purchase the electricity generating operations. The Company repaired one unit during the month of June, 2000 in order to comply with a requirement of the Company's power supply contract. Methane gas is a component of the landfill gas generated by the landfill site owned by the Company where the electricity generating facility is situated. Engineering studies indicate sufficient quantities of gas at the landfill to continue the operation of the facility for approximately 12 years. Revenues are a function of the number of kilowatt hours sold, the rate received per kilowatt and capacity payments. The Company sold 2.2 million kwh during the six months ended June 30, 1999. See the discussion of "Liquidity and Capital Resources" below for information regarding the lease of the landfill gas generated at this site and the offer to purchase the electricity generating operations.

     The environmental services segment provides construction, remedial and maintenance services at landfills, commercial and industrial sites, and manages methane gas recovery operations. The environmental services segment reported $554,000 of gross operating revenues for the six months ended June 30, 2000 (prior to elimination of intercompany sales) compared to $401,000 for the period in 1999, an increase of 38%. Approximately $286,000 or 52% of the environmental services segment's revenues for the period, compared to $349,000 or 87% for last year, were for services provided to other members of the consolidated group and therefore eliminated in consolidation. Third party sales were $268,000 for the period in 2000, compared to $52,000 for the period in 1999.
The Company is continuing its efforts to expand the customer base of this segment to entities outside the consolidated group.

     In particular, the Company has devoted significant time and has incurred professional fees during 1998, 1999 and 2000 in pursuit of a contract and state government approval to perform the closure of a site in New Jersey. On May 15, 2000 the Company's capping plan for the Southern Ocean Landfill (the "Site") was approved by the New Jersey Department of Environmental Protection (the "Capping Plan"). The Capping Plan has been limited to the grading and capping of the 12 acre lined portion of the Site and grading and capping of a portion of the adjoining 44 acre unlined landfill area, and grading and capping of a previously used access road straddling the lined and unlined landfill areas at the Site. Approved activities also include leachate collection and pump repair, slope stability analysis, stormwater management design, gas vent installation, groundwater monitoring and associated activities. The Capping Plan calls for the use of recyclable materials where possible in the implementation of the plan.
Tipping fees generated from the deposit of the recyclable materials will be paid into a new escrow from which the costs incurred pursuant to the Capping Plan will be paid. The Company shall perform all of the above construction and managerial functions required under the Capping Plan as well as act as the Site's owner's agent to solicit the recyclable materials. The Company has agreed to seek payment for its services and reimbursement for its costs solely from the escrowed funds generated from the delivery of recyclable materials. In addition, the Company will seek reimbursement of the significant professional fees and certain other contract development expenses incurred during 1998, 1999 and 2000 in pursuit of the Capping Plan from the escrowed funds. However, there can be no assurance that the Company will be able to solicit sufficient quantities of recyclable material to generate sufficient funds for reimbursement of the above expenditures, or payment for the services of the Company. The estimated time required to complete the Capping Plan is approximately 10 months after site mobilization, which was substantially completed by June 30, 2000. The Company's estimate of the gross revenue associated with the Capping Plan is approximately $1.9 million, of which an estimated $1.4 - 1.5 million would be paid to the Company for its work on the project. The Company recognized revenue of $268,000 related to this site during the three months ended June 30, 2000. Such amount includes costs incurred and expensed in periods prior to the current fiscal year.

     Consolidated direct operating costs were $66,000 for the six months ended June 30, 2000 compared to $94,000 reported for the same period in 1999, a decrease of $28,000 or 30%. This decrease in direct operating costs is primarily due to the Company's decision to postpone expenditures on the operation, repair and maintenance of the electric generating equipment until June 2000.

     Consolidated selling, general and administrative expenses for the six months ended June 30, 2000 were $699,000, a decrease of $31,000 or 4% from $730,000 for the same period in 1999. The decrease in selling, general and administrative expenses is primarily due to a decrease in professional fees. Significant professional fees and administrative costs continue to be incurred in support of the Company's ongoing litigation, business development and asset divestiture efforts (see "Liquidity and Capital Resources - Liquidity").

     The Company's consolidated operating loss for the six months ended June 30, 2000 decreased to $497,000 from a loss of $716,000 for the same period in 1999.

     Consolidated investment income decreased by $19,000 to $62,000 for the six months ended June 30, 2000 from $81,000 for the comparable period in 1999.

     Consolidated interest expense for the six months ended June
30, 2000 was $1,000 versus $2,000 reported for the same period in 1999.

     Interest reported as "Interest (expense) credit related to income taxes payable" represents the increase or decrease in the amount of interest accrued on estimated income taxes payable as a result of the Company's tax litigation referred to below. Interest expense for the six months ended June 30, 2000 equaled $177,000 versus an interest credit of $258,000 reported for the comparable period in 1999.

     Consolidated miscellaneous income for the six months ended June 30, 2000 decreased $316,000 to $40,000 when compared to the $356,000 reported for the same period of 1999. Miscellaneous income for the period in 2000 includes income of $10,000 in recognition of royalty payments received from the lessee of certain of the Company's real property situated beneath the lessee's landfill. The payments are reported net of a fee payable pursuant to a consulting agreement executed in 1982.

     Miscellaneous income for the period in 1999 includes income of $250,000 related to the settlement of claims brought against one of the Company's excess insurance carriers. Miscellaneous income for the period in 1999 also includes income of $74,000 in recognition of a payment due from the former lessee of the landfill gas generated at a landfill owned by the Company.

     An income tax credit of $220,000 had been recognized for the six months ended June 30, 1999.

     Consolidated net loss for the six months ended June 30, 2000 was $573,000 or $(.20) per share, compared to net income of $203,000 or $.07 per share, for the six months ended June 30, 1999.

     The three months ended June 30, 2000 compared to the three months ended June 30, 1999

     Consolidated revenues by business segment for the three months ended June 30, 2000 and 1999 were as follows (in $000):

                                     2000           1999

     Electricity Generation        $   -          $   25
     Environmental Services           385            212
       Subtotal                       385            237
     Intercompany                    (117)          (213)
       Net                         $  268         $   24

     Consolidated net revenues for the three months ended June 30, 2000 were $268,000 compared to $24,000 for the same period of 1999.


     No revenues were reported from the operation which generates electricity using methane gas as fuel for the three months ended June 30, 2000. Revenues of $25,000 were reported from the operation for the same period of 1999. The decline in revenue is due to the Company's decision to postpone repairing the diesel/generating units until June 2000. The Company sold 0.9 million kwh of electricity with two of the four units in partial operation during the three months ended June 30, 1999.

     The environmental services segment reported $385,000 of gross operating revenues for the three months ended June 30, 2000 (prior to elimination of intercompany sales) compared to $212,000 for the period in 1999, an increase of 82%. Approximately $117,000 or 30% of the environmental services segment's revenues for the period, compared to $213,000 or 100% for last year, were for services provided to other members of the consolidated group and therefore eliminated in consolidation. The Company recognized revenue of $268,000 related to the Southern Ocean Landfill project during the three months ended June 30, 2000. Such amount includes costs incurred and expensed in periods prior to the current fiscal quarter.

     Consolidated direct operating costs were $66,000 for the three months ended June 30, 2000 compared to $20,000 reported for the same period in 1999, an increase of $46,000 or 230%. This increase in direct operating costs is primarily due to the Company's decision to commence with the repair and operation of one of the four electricity generating units during June 2000.

     Consolidated selling, general and administrative expenses for the three months ended June 30, 2000 were $334,000, a decrease of $37,000 or 10% from $371,000 for the same period in 1999 due primarily to a decrease in professional fees incurred in the period.

     The Company's consolidated operating loss for the three months ended June 30, 2000 decreased to $132,000 from a loss of $367,000 for the same period in 1999.

     Consolidated investment income decreased by $9,000 to $33,000 for the three months ended June 30, 2000 from $42,000 for the comparable period in 1999.

     Interest reported as "Interest (expense) credit related to income taxes payable" represents the increase or decrease in the amount of interest accrued on estimated income taxes payable as a result of the Company's tax litigation referred to below. Interest expense for the three months ended June 30, 2000 equaled $94,000 versus an interest credit of $351,000 reported for the comparable period in 1999.

     Consolidated miscellaneous income for the three months ended June 30, 2000 decreased $292,000 to $17,000 when compared to the $309,000 reported for the same period of 1999. Miscellaneous income for the period in 2000 includes income of $5,000 in recognition of royalty payments received from the lessee of certain of the Company's real property situated beneath the lessee's landfill. The payments are reported net of a fee payable pursuant to a consulting agreement executed in 1982.

     Miscellaneous income for the period in 1999 includes income of $39,000 in recognition of a payment due from the former lessee of the landfill gas generated at a landfill owned by the Company. Miscellaneous income for the period in 1999 also includes income of $250,000 related to the settlement of claims brought against one of the Company's excess insurance carriers.

     An income tax credit of $220,000 had been recognized for the three months ended June 30, 1999.

     Consolidated net loss for the three months ended June 30, 2000 was $176,000 or $(.06) per share, compared to net income of $557,000 or $.20 per share, for the three months ended June 30, 1999.

Liquidity and Capital Resources

     Net cash used in operating activities for the six months ended June 30, 2000 increased to a net use of $649,000 from a use of $517,000 when compared to the same period of 1999 due primarily to the decrease in cash received from customers and other income items, including insurance claim proceeds. Net cash provided by investing activities decreased for the six months ended June 30, 2000 to $396,000 from $1,747,000 due in part to the timing of the maturity and re-investment of securities. The use of cash in financing activities decreased to $9,000 from $17,000 for the period last year. Funds held by the Company in the form of cash and cash equivalents decreased as of June 30, 2000 to $212,000 from $1,818,000 as of June 30, 1999. The sum of cash, cash equivalents and marketable securities as of June 30, 2000 decreased to $1,029,000 from $1,886,000 when compared to June 30,1999.

     Working capital deficit was $(2.0) million as of June 30, 2000 and $(1.4) million as of December 31, 1999, and the ratio of current assets to current liabilities was .5 to 1 as of June 30, 2000 and 0.6 to 1 as of December 31, 1999.

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

     The Company has accrued $3.6 million through June 30, 2000 with respect to the federal and state income tax obligations. This estimated amount exceeds the Company's currently liquid assets. In addition, the Company's past participation in the waste handling and disposal industries subjects the Company to future events or changes in environmental laws or regulations, which cannot be predicted at this time, which could result in material increases in remediation and closure costs, and other potential liabilities that may ultimately result in costs and liabilities in excess of its available financial resources.

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

Taxes

     As discussed in greater detail below, the Company has been litigating with the Service in Tax Court over its tax liability for taxable years 1980-88 and certain issues from taxable years 1989-
91. The Company has reached settlement agreements with the Service as to all issues in the Tax Court litigation. The Company estimates that, taking into account available net operating losses and tax credits, as of June 30, 2000 approximately $904,000 of federal income tax, $127,000 of state income tax and $2,576,000 of federal interest (plus additional interest from June 30, 2000 forward), will be owed when a judgment is entered at the conclusion of Tax Court litigation. (The tax liability estimates presented herein exclude penalties. The Service has conceded all of the penalties that it had asserted in the Tax Court litigation, but state tax authorities may assert that penalties are due.)

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

     Payment of the federal tax liability and the remaining state tax liability will be due after judgment is rendered at the conclusion of the Tax Court case. The $3.6 million of taxes and estimated interest through June 30, 2000 that is owed by the Company (plus additional interest accruing from June 30, 2000 until the obligations are settled) exceeds the Company's current liquid assets (i.e., cash and marketable securities). The Company and the Service are currently discussing the computation of the amount of tax and interest owed as a result of the settlements.

Remediation and Closure Costs

     As of June 30, 2000, the Company has accrued $11.1 million for its estimated share of remediation and closure costs related to the Company's former landfill and waste handling operations. Approximately $9.0 million is held in trust and maintained by trustees for the post-closure activities of one site located in Deptford, New Jersey (see Note 6 to the Company's Consolidated Financial Statements).

     The Company and other responsible parties including SCA Services, Inc. ("SCA"), which is an affiliate of Waste Management, Inc. ("WMI"), have provided funding for the on-going remediation of the Kin-Buc Landfill, located in Edison, New Jersey, under an Amended Unilateral Administrative Order issued by the United States Environmental Protection Agency ("EPA") in September 1990. The Kin-Buc Landfill is owned and was operated by the Company's subsidiary, Kin-Buc, Inc. ("Kin-Buc"). In November 1992, EPA issued an Administrative Order for the remediation of certain areas neighboring the Kin-Buc Landfill. The Company initiated a suit in 1990 against generators and transporters of waste deposited at a site with the intent of obtaining contribution toward the cost of remediation. On December 23, 1997, the Company entered into four agreements which settled lawsuits related to the allocation of costs of remediation. One of the December 23, 1997 agreements provided SCA's commitment to defend and indemnify the Company from all future liability for and in connection with the remediation of the site, including an area in the vicinity of the Kin-Buc Landfill known as Mound B. However, the Company remains a responsible party under the aforementioned Administrative Orders issued by EPA.

     In May 1997, EPA began an investigation of the area known as Mound B. In May 1998, the final plan of this investigation was completed, and in February 1999, the Company received a copy of a letter sent from EPA to SCA informing SCA that EPA has concluded that hazardous materials were disposed of in Mound B. The letter also instructed SCA to provide EPA with work plans to address conditions at the mound. During February, 2000 EPA sent the Company a request for information to which the Company provided its response during May, 2000.

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

Assets Held for Sale/Claims for Past Remediation Costs

     Assets held for sale consist primarily of real estate which is carried at a cost of $1,312,000 as of June 30, 2000. The real estate included in this category consists of approximately 430 acres located in Deptford, N.J. (including approximately 100 acres upon which the landfill owned and operated by the Company's subsidiary Kinsley's Landfill, Inc. ("Kinsley's") is situated).
The Company is actively pursuing the disposition of such property. However, based upon market conditions for real estate of this type the Company is unable to determine when such sale(s) will ultimately be consummated.

     In 1995, the Company commenced suit against its excess insurers during the period 1965 through 1986 to obtain a recovery of past costs and indemnification for future costs incurred in connection with the remediation of the Kin-Buc Landfill, a site located in Piscataway, N.J., and for the defense of litigation related thereto. The defendant insurers, which include various London and London Market insurance companies, First State Insurance Company and International Insurance Company. During June 1999, the Company and First State entered into an agreement pursuant to which the Company agreed to accept $250,000 in satisfaction of its current and potential future claims with respect to environmental contamination as defined in such agreement. During July 2000, the Company and International Insurance Company entered into an agreement pursuant to which the Company agreed to accept $17,500 in satisfaction of its current and future environmental contamination claims. The remaining defendants have answered the complaint against them and discovery has substantially concluded. Further proceedings have been stayed pending the outcome of settlement negotiations. Some of the London and London Market insurance companies that participated in the policies held by the Company are insolvent. The estates of some of these insolvent companies have sufficient assets to make a partial contribution toward claims filed by the Company. During August 1999 the Company received approximately $35,000 in satisfaction of its claims against the estate of an insolvent excess insurance carrier. In September 1995, the Company assigned its claims related to a site located in Carlstadt, New Jersey in conjunction with a settlement of the litigation regarding such site as discussed below. The Company also committed a portion of the proceeds, if any, net of certain adjustments, arising from this excess carrier litigation be paid to WMI in conjunction with the settlement of the litigation related to the Kin-Buc Landfill as discussed above, and to legal counsel representing the Company in the suit. All of the policies of excess insurance issued by the defendant insurers cover Transtech, its present subsidiaries and former subsidiaries, some of which Transtech no longer controls. Certain companies presently or formerly owned or controlled by a former principal shareholder, director and officer of the Company are also covered, however such parties assigned their rights as holders and claimants under these policies to the Company in October 1998.

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

               PART II - OTHER INFORMATION, Cont'd


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibits

      Exhibit 11 - Computation of Earnings (Loss) Per Common Share

      Exhibit 27 - Financial Data Schedule

  b) Reports on Form 8-K

     The Company filed a report on Form 8-K dated May 15, 2000 to provide information regarding the services to be performed by the Company at the Southern Ocean Landfill.

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  August 14, 2000       By:  /s/ Robert V. Silva
                                  Robert V. Silva, President
                                  and Chief Executive Officer


                                              and


Date:  August 14, 2000       By:  /s/ Andrew J. Mayer, Jr.
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                          EXHIBIT INDEX

EXHIBIT                                                    PAGE
  NO.                                                       NO.

 11     Computation of Earnings (Loss) Per Common Share     32

 27     Financial Data Schedule                             N/A