Form 10QSB
period 2000-09-30
TRANSTECH INDUSTRIES INC
filed 2000-11-14
CIK 87799

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           ___________

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

                              or

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,829,190 shares of common stock, $.50 par value, outstanding as of September 30, 2000. In addition, at such date, the issuer held 1,885,750 shares of common stock, $.50 par value, in treasury.

Transitional Small Business Disclosure Format
(Check One): Yes     No  X
                                               Page 1 of 32 pages
                                         Exhibit index on page 31
                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                            I N D E X

                                                          Page(s)
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

      Consolidated Balance Sheets as of September 30,
        2000 and December 31, 1999                         3 -  4

      Consolidated Statements of Operations for the             5
        Nine Months Ended September 30, 2000 and 1999

      Consolidated Statements of Operations for the             6
        Three Months Ended September 30, 2000 and 1999

      Consolidated Statements of Cash Flows for the
        Nine Months Ended September 30, 2000 and 1999      7 -  8

      Notes to Consolidated Financial Statements           9 - 14

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations           15 - 27

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                      28

Item 6. Exhibits and Reports on Form 8-K                       29


SIGNATURES                                                     30

EXHIBIT INDEX                                                  31

EXHIBITS                                                       32

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)

                             ASSETS

                                     September 30,   December 31,
                                         2000            1999
                                      (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents            $   148         $   474
  Marketable securities                    575           1,228
  Accounts receivable - trade
    (net of allowance for doubtful
    accounts of $2)                        719             214
  Note receivable                          121             115
  Closure cost receivable                  135             158
  Escrowed proceeds from sale of
    subsidiary                             940              -
  Prepaid expenses and other               164             128

      Total current assets               2,802           2,317

PROPERTY, PLANT AND EQUIPMENT
  Machinery and equipment                2,910           2,894
  Less accumulated depreciation         (2,838)         (2,816)
      Net property, plant
       and equipment                        72              78

OTHER ASSETS
  Assets held for sale                   1,312           1,312
  Escrowed proceeds from sale of
    subsidiary                              -              900
  Other                                    134             133

      Total other assets                 1,446           2,345

TOTAL ASSETS                           $ 4,320         $ 4,740






         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

               CONSOLIDATED BALANCE SHEETS, Cont'd
                           (In $000's)

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                     September 30,   December 31,
                                         2000            1999
                                      (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt    $     3         $     7
  Accounts payable                         217             144
  Accrued income taxes and related
    interest                             3,705           3,430
  Accrued miscellaneous expenses           198             167

        Total current liabilities        4,123           3,748

OTHER LIABILITIES
  Long-term debt                             4               6
  Accrued remediation and closure
    costs                                2,082           2,091

        Total other liabilities          2,086           2,097

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.50 par value,
    10,000,000 shares authorized:
    4,714,940 shares issued              2,357           2,357
  Additional paid-in capital             1,516           1,516
  Retained earnings                      5,222           6,015
  Net unrealized gains on marketable
    securities                              30              21
        Subtotal                         9,125           9,909
  Treasury stock, at cost -
    1,885,750 shares                   (11,014)        (11,014)

        Total stockholders' equity
          (deficit)                     (1,889)         (1,105)

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)       $ 4,320         $ 4,740



         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)

                                      For the Nine Months Ended
                                            September 30,
                                         2000           1999
NET REVENUES                            $  504         $  112

COST OF OPERATIONS
  Direct operating costs                   125             96
  Selling, general and
    administrative expenses              1,046          1,039
    Total cost of operations             1,171          1,135

INCOME (LOSS) FROM OPERATIONS             (667)        (1,023)

OTHER INCOME (EXPENSE)
  Investment income (loss)                  90            119
  Interest expense                          (1)            (2)
  Interest (expense) credit related
    to income taxes payable               (275)           178
  Gain (loss) from sale of property         -               6
  Miscellaneous income (expense)            60            420
    Total other income (expense)          (126)           721

INCOME (LOSS) BEFORE INCOME TAXES
  (CREDIT)                                (793)          (302)

  Income taxes (credit)                     -            (220)

NET INCOME (LOSS)                       $ (793)        $  (82)

INCOME (LOSS) PER COMMON SHARE:

NET INCOME (LOSS)                        $(.28)         $(.03)

NUMBER OF SHARES USED IN
  CALCULATION                        2,829,190      2,829,190





         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)

                                      For the Three Months Ended
                                             September 30,
                                         2000           1999
NET REVENUES                            $  236         $    4

COST OF OPERATIONS
  Direct operating costs                    59              2
  Selling, general and
    administrative expenses                347            309
    Total cost of operations               406            311

INCOME (LOSS) FROM OPERATIONS             (170)          (307)

OTHER INCOME (EXPENSE)
  Investment income (loss)                  28             38
  Interest expense                          -              -
  Interest (expense) credit related
    to income taxes payable                (98)           (80)
  Gain (loss) from sale of property         -              -
  Miscellaneous income (expense)            20             64
    Total other income (expense)           (50)            22

INCOME (LOSS) BEFORE INCOME TAXES
  (CREDIT)                                (220)          (285)

  Income taxes (credit)                     -              -

NET INCOME (LOSS)                       $ (220)        $ (285)

INCOME (LOSS) PER COMMON SHARE:

NET INCOME (LOSS)                        $(.08)         $(.10)

NUMBER OF SHARES USED IN
  CALCULATION                        2,829,190      2,829,190





         See Notes to Consolidated Financial Statements

                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

                PART I - FINANCIAL INFORMATION, Cont'd

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In $000's)
                              (Unaudited)
                                         For the Nine Months Ended
                                               September 30,
                                            2000           1999
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers          $     4        $   132
    Cash paid to suppliers and employees   (1,064)        (1,282)
    Interest and dividends received            45            100
    Interest paid                              (1)            (3)
    Other income received                      60            345
    Income taxes paid                          -              (1)
      Net cash provided by (used in)
        operating activities                 (956)          (709)

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale and maturity
      of marketable securities              1,636          1,737
    Purchase of marketable securities        (974)        (1,230)
    Purchase of property, plant and
      equipment                               (16)           (25)
    Proceeds from sale of property,
      plant and equipment                      -               7
    Collections of notes receivable            -              13
      Net cash provided by (used in)
        investing activities                  646            502

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt       (7)           (21)
    Payment of remediation and closure
      costs                                    (9)           (11)
      Net cash provided by (used in)
        financing activities                  (16)           (32)

  NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                              (326)          (239)
  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE YEAR                               474            605
  CASH AND CASH EQUIVALENTS AT END
    OF THE QUARTER                        $   148        $   366

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                           (In $000's)
                           (Unaudited)

                                         For the Nine Months Ended
                                               September 30,
                                            2000           1999
RECONCILIATION OF NET INCOME (LOSS)
 TO NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:
  NET INCOME (LOSS)                       $  (793)      $   (82)

  ADJUSTMENTS TO RECONCILE NET INCOME
   (LOSS) TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES:
    Depreciation and amortization              21            31
    (Gain) loss on sale of property,
      plant and equipment                      -             (7)
    Increase (decrease) in deferred
      income taxes                             -             -
    (Increase) decrease in assets:
      Accounts and notes receivable,
       -net                                  (511)          (68)
      Prepaid expenses and other              (13)           -
      Escrowed proceeds from sale
        of subsidiary                         (40)          (30)
    Increase (decrease) in liabilities:
      Accounts payable and accrued
        expenses                              105          (155)
      Accrued income taxes and related
        interest                              275          (398)

 NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                   $  (956)      $  (709)










         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2000
                           (Unaudited)

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

NOTE 3 - MARKETABLE SECURITIES

     The Company classifies all equity securities and debt securities as available-for-sale securities. Available-for-sale debt securities are carried at amortized cost, which approximates fair value because of their short term to maturity. At September 30, 2000, available-for-sale debt securities consisted of $508,000 of U.S. Government Securities with maturities through December, 2000. Available-for-sale equity securities are carried at fair value as determined by quoted market prices. The portfolio of available-for-sale equity securities had a cost of $37,000 and a market value of $67,000 as of September 30, 2000. The aggregate excess of market value over cost of such securities as of September 30, 2000 of $30,000 is presented as a separate component of stockholders' equity. The excess of market value over cost consisted of gross unrealized gains of $43,000 and gross unrealized losses of $13,000 as of September 30, 2000. The cost of marketable securities sold is determined on the specific identification method and realized gains and losses are reflected in income. Proceeds from sale and maturity of available-for-sale securities during the nine months ended September 30, 2000 amounted to $1,636,000. Dividend and interest income is accrued as earned.

Note 4 - ESCROWED PROCEEDS FROM SALE OF SUBSIDIARY:

     On March 1, 1996, the Company's wholly-owned subsidiary, THV Acquisition Corp. ("THV"), sold all of the issued and outstanding stock of Hunt Valve Company, Inc. ("Hunt") to ValveCo, Inc. A portion of the net cash proceeds of the sale ($750,000) was placed in an interest bearing escrow account to secure the Company's indemnification obligations to the purchaser under the purchase agreement. The escrow will terminate upon the earlier to occur of
(i) the release of all funds from escrow in accordance with the terms thereof or (ii) the later to occur of (x) the expiration of the applicable statute of limitations for the assessment of federal income taxes for all taxable years with respect to which Hunt was a member of the Company's consolidated tax group and (y) the satisfaction by the Company of all assessments or other claims by the Internal Revenue Service for taxes of the consolidated tax group during such years. No indemnification claims have been asserted. The escrowed funds are presented in the accompanying consolidated balance sheets with $190,000 and $150,000 of accrued interest income through September 30, 2000 and December 31, 1999, respectively.

NOTE 5 - ASSETS HELD FOR SALE

     Assets held for sale consist primarily of real estate which is carried at a cost of $1,312,000 as of September 30, 2000. The real estate included in this category as of September 30, 2000 consists of approximately 430 acres in Deptford, N.J., including approximately 100 acres upon which the landfill owned and previously operated by the Company's subsidiary, Kinsley's Landfill, Inc., is situated. The Company is pursuing the disposition of these properties. However, based upon market conditions for real estate of this type, the Company is unable to determine when such sale(s) will be consummated.

NOTE 6 - INCOME TAXES

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

     As of September 30, 2000, the Company has accruals totalling $11.1 million for its estimated share of remediation and closure costs in regard to the Company's former landfill operations, approximately $9.0 million of which is held in trusts and maintained by trustees for financing of the estimated $11.0 million required to fund the closure plan related to the landfill in Deptford, New Jersey owned by the Company's subsidiary, Kinsley's Landfill, Inc.

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

     In conjunction with the settlement of the litigation related to the Kin-Buc Landfill discussed above, the Company committed a portion of the proceeds, if any, net of certain adjustments, arising from its litigation against its excess carriers be paid to WMI.

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

     During July 1999, counsel to the Company was contacted by EPA regarding a Piscataway, New Jersey site owned by Tang Realty, Inc. ("Tang"). Tang is a corporation controlled by Marvin H. Mahan, a former director and officer, and former principal shareholder of the Company. EPA is performing remediation at the site and had requested information from approximately 100 potentially responsible parties concerning their involvement with the Tang site. The Company had no direct involvement with EPA since October 1990 and had not been the recipient of an EPA request for information. The July 1999 inquiry set forth EPA's concern that the statute of limitations on any claim EPA may have against the Company with respect to the site would expire during August 1999. In consideration for EPA's agreement to defer the filing of a claim against the Company prior to the expiration of such statute of limitations, the Company agreed to enter into an agreement to extend the statute of limitations for a period of three months. Subsequent to August 1999, EPA and the Company have entered into a series of agreements to extend the statute of limitations. The most recent of such extensions expires December 12, 2000. During this period, EPA and the Company are to continue discussion of any potential claims EPA may be contemplating against the Company with respect to the site, and the amount of contribution EPA believes such claims may warrant toward EPA's estimated $2.4 million of unallocated remediation costs associated with the site. Pursuant to a 1988 agreement with Tang, in 1988, 1989 and 1990 Transtech spent approximately $4.3 million for the remediation of the site.

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

Results of Operations

     The nine months ended September 30, 2000 compared to the nine months ended September 30, 1999

     Consolidated revenues by business segment for the nine months ended September 30, 2000 and 1999 were as follows (in $000):

                                     2000           1999

     Electricity Generation        $    1         $   58
     Environmental Services           908            635
       Subtotal                       909            693
     Intercompany                    (405)          (581)
       Net                         $  504         $  112

     Consolidated net revenues for the nine months ended September 30, 2000 were $504,000 compared to $112,000 for the same period of 1999.

     Revenues of $1,000 were reported from the operation which generates electricity using methane gas as fuel for the nine months ended September 30, 2000. Revenues of $58,000 were reported from the operation for the same period of 1999. The electricity generating facility consists of four diesel/generating units. Electricity generated is sold pursuant to a long term contract with a local utility. The decline in revenue is due to the Company's decision to postpone repairing the diesel/generating units. The Company operated one unit during a portion of the quarter ended September 30, 2000. Methane gas is a component of the landfill gas generated by the landfill site owned by the Company where the electricity generating facility is situated. Engineering studies indicate sufficient quantities of gas at the landfill to continue the operation of the facility for approximately 12 years. Revenues are a function of the number of kilowatt hours sold, the rate received per kilowatt and capacity payments. The Company sold 32 thousand and 2.3 million kwh during the nine months ended September 30, 2000 and 1999, respectively. See the discussion of "Liquidity and Capital Resources" below for information regarding the lease of the landfill gas generated at this site and the offer to purchase the electricity generating operations.

     The environmental services segment provides construction, remedial and maintenance services at landfills, commercial and industrial sites, and manages methane gas recovery operations. The environmental services segment reported $908,000 of gross operating revenues for the nine months ended September 30, 2000 (prior to elimination of intercompany sales) compared to $635,000 for the period in 1999, an increase of 43%. Approximately $405,000 or 45% of the environmental services segment's revenues for the period, compared to $581,000 or 91% for last year, were for services provided to other members of the consolidated group and therefore eliminated in consolidation. Third party sales were $503,000 for the period in 2000, compared to $54,000 for the period in 1999.

     The Company is continuing its efforts to expand the customer base of the environmental services segment to additional entities outside the consolidated group. In particular, the Company has devoted significant time and has incurred professional fees during 1998, 1999 and 2000 in pursuit of a contract and state government approval to perform the closure of the Southern Ocean Landfill ("SOLF") in New Jersey. On May 15, 2000 the Company's capping plan for SOLF was approved by the New Jersey Department of Environmental Protection (the "Capping Plan"). The Capping Plan has been limited to the grading and capping of the 12 acre lined portion of SOLF and grading and capping of a portion of the adjoining 44 acre unlined landfill area, and grading and capping of a previously used access road straddling the lined and unlined landfill areas at SOLF. Approved activities also include leachate collection and pump repair, slope stability analysis, stormwater management, gas vent installation, groundwater monitoring and associated activities.
The Capping Plan calls for the use of recyclable materials where possible in the implementation of the plan. Tipping fees generated from the deposit of the recyclable materials will be paid into a new escrow from which the costs incurred pursuant to the Capping Plan will be paid. The Company shall perform all of the above construction and managerial functions required under the Capping Plan as well as act as SOLF's owner's agent to solicit the recyclable materials. The Company has agreed to seek payment for its services and reimbursement for its costs solely from the escrowed funds generated from the delivery of recyclable materials. In addition, the Company will seek reimbursement of the significant professional fees and certain other contract development expenses incurred during 1998, 1999 and 2000 in pursuit of the Capping Plan from the escrowed funds. However, there can be no assurance that the Company will be able to solicit sufficient quantities of recyclable material to generate sufficient funds for reimbursement of the above expenditures, or payment for the services of the Company. The estimated time required to complete the Capping Plan is approximately 10 months after site mobilization, which was substantially completed by September 30, 2000. The Company's estimate of the gross revenue associated with the Capping Plan is approximately $1.9 million, of which an estimated $1.4 - 1.5 million would be paid to the Company for its work on the project. The Company recognized revenue of $503,000 related to this site during the nine months ended September 30, 2000. Such amount includes billings for costs incurred and expensed in periods prior to the current fiscal year.

     Consolidated direct operating costs were $125,000 for the nine months ended September 30, 2000 compared to $96,000 reported for the same period in 1999, an increase of $29,000 or 30%. This increase in direct operating costs is primarily due to the increase in activities of the environmental services segment.

     Consolidated selling, general and administrative expenses for the nine months ended September 30, 2000 were $1,046,000, an increase of $7,000 or 1% from $1,039,000 for the same period in 1999. The increase in selling, general and administrative expenses is primarily due to an increase in expenditures related to the Company's business development and asset divestiture efforts in excess of a decrease in professional fees. Significant professional fees and administrative costs continue to be incurred in support of the Company's ongoing litigation, business development and asset divestiture efforts (see "Liquidity and Capital Resources - Liquidity").

     The Company's consolidated operating loss for the nine months ended September 30, 2000 decreased to $667,000 from a loss of $1,023,000 for the same period in 1999.

     Consolidated investment income was $90,000 for the nine months ended September 30, 2000, a decrease of $29,000 from $119,000 for the comparable period in 1999.

     Consolidated interest expense for the nine months ended
September 30, 2000 was $1,000 versus $2,000 reported for the same period in 1999.

     Interest reported as "Interest (expense) credit related to income taxes payable" represents the increase or decrease in the amount of interest accrued on estimated income taxes payable as a result of the Company's tax litigation referred to below. Interest expense for the nine months ended September 30, 2000 equaled $275,000 versus an interest credit of $178,000 reported for the comparable period in 1999.

     Consolidated miscellaneous income for the nine months ended September 30, 2000 was $60,000, a decrease of $360,000 when compared to the $420,000 reported for the same period of 1999. Miscellaneous income for the period in 2000 and 1999 includes income of $7,500 in recognition of royalty payments received from the lessee of certain of the Company's real property situated beneath the lessee's landfill. The payments are reported net of a fee payable pursuant to a consulting agreement executed in 1982.

     Miscellaneous income for the period in 1999 includes income of $250,000 related to the settlement of claims brought against one of the Company's excess insurance carriers, and $35,000 received from the estate of an insolvent insurance carrier. Miscellaneous income for the period in 1999 also includes income of $74,000 in recognition of a payment due from the former lessee of the landfill gas generated at a landfill owned by the Company.

     An income tax credit of $220,000 had been recognized for the nine months ended September 30, 1999.

     Consolidated net loss for the nine months ended September 30, 2000 was $793,000 or $(.28) per share, compared to a net loss of $82,000 or $(.03) per share, for the nine months ended September
30, 1999.

     The three months ended September 30, 2000 compared to the three months ended September 30, 1999

     Consolidated revenues by business segment for the three months ended September 30, 2000 and 1999 were as follows (in $000):

                                     2000           1999

     Electricity Generation        $    1         $    2
     Environmental Services           523            234
       Subtotal                       524            236
     Intercompany                    (288)          (232)
       Net                         $  236         $    4

     Consolidated net revenues for the three months ended September 30, 2000 were $236,000 compared to $4,000 for the same period of 1999.

     Revenues of $1,000 were reported from the operation which generates electricity using methane gas as fuel for the three months ended September 30, 2000. Revenues of $2,000 were reported from the operation for the same period of 1999. The low revenue reflects the limited operation of the diesel/generating units due to the Company's decision to postpone repairs on the equipment.

     The environmental services segment reported $523,000 of gross operating revenues for the three months ended September 30, 2000 (prior to elimination of intercompany sales) compared to $234,000 for the period in 1999, an increase of 124%. Approximately $288,000 or 55% of the environmental services segment's revenues for the period, compared to $232,000 or 99% for last year, were for services provided to other members of the consolidated group and therefore eliminated in consolidation. The Company recognized revenue of $235,000 related to the Southern Ocean Landfill project during the three months ended September 30, 2000.

     Consolidated direct operating costs were $59,000 for the three months ended September 30, 2000 compared to $2,000 reported for the same period in 1999, an increase of $57,000. This increase in direct operating costs is primarily due to the increase in activities of the environmental services segment.

     Consolidated selling, general and administrative expenses for the three months ended September 30, 2000 were $347,000, an increase of $38,000 from $309,000 for the same period in 1999 due primarily to an increase in expenditures related to the Company's business development and asset divestiture efforts.

     The Company's consolidated operating loss for the three months ended September 30, 2000 decreased to $170,000 from a loss of $307,000 for the same period in 1999.

     Consolidated investment income was $28,000, a decrease of $10,000 for the three months ended September 30, 2000 from $38,000 for the comparable period in 1999.

     Interest reported as "Interest (expense) credit related to income taxes payable" represents the increase or decrease in the amount of interest accrued on estimated income taxes payable as a result of the Company's tax litigation referred to below. Interest expense for the three months ended September 30, 2000 equaled $98,000 versus $80,000 reported for the comparable period in 1999.

     Consolidated miscellaneous income for the three months ended September 30, 2000 was $20,000 a decrease of $44,000 when compared to the $64,000 reported for the same period of 1999. Miscellaneous income for the period in 2000 and 1999 includes income of $2,500 in recognition of net royalty payments received from the lessee of certain of the Company's real property situated beneath the lessee's landfill. Miscellaneous income for the period in 1999 includes income of $35,000 received from the estate of an insolvent excess insurance carrier.

     No provisions for income taxes had been recognized for the three months ended September 30, 1999.

     Consolidated net loss for the three months ended September 30, 2000 was $220,000 or $(.08) per share, compared to a net loss of $285,000 or $(.10) per share, for the three months ended September 30, 1999.

Liquidity and Capital Resources

     Net cash used in operating activities for the nine months ended September 30, 2000 increased to a net use of $956,000 compared to a use of $709,000 in the same period of 1999, due primarily to the decrease in cash received from customers and other income sources, including insurance claim proceeds. Net cash provided by investing activities increased for the nine months ended September 30, 2000 to $646,000 from $502,000 due in part to the timing of the maturity and re-investment of securities, and the funding of the cash used in operating activities. The use of cash in financing activities decreased to $16,000 from $32,000 for the period last year. Funds held by the Company in the form of cash and cash equivalents decreased as of September 30, 2000 to $148,000 from $366,000 as of September 30, 1999. The sum of cash, cash equivalents and marketable securities as of September 30, 2000 decreased to $723,000 from $1,650,000 when compared to September 30,1999.

     Working capital deficit was $(1.3) million as of September 30, 2000 and $(1.4) million as of December 31, 1999, and the ratio of current assets to current liabilities was .7 to 1 as of September
30, 2000 and 0.6 to 1 as of December 31, 1999.

     THE COMPANY FACES SIGNIFICANT SHORT-TERM AND LONG-TERM CASH REQUIREMENTS FOR (I) FEDERAL AND STATE INCOME TAX OBLIGATIONS DISCUSSED BELOW AND IN THE NOTES TO THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1999, RESULTING FROM THE SETTLEMENT OF THE TAX COURT CASE WITH THE INTERNAL REVENUE SERVICE (THE "SERVICE") OF THE COMPANY'S TAX LIABILITY FOR THE YEARS 1980 THROUGH 1991, (II) FUNDING ITS PROFESSIONAL AND ADMINISTRATIVE COSTS, AND (III) FUNDING REMEDIATION COSTS ASSOCIATED WITH SITES OF PAST OPERATIONS.

     The Company has accrued $3.7 million through September 30, 2000 with respect to the federal and state income tax obligations. This estimated amount exceeds the Company's currently liquid assets. In addition, the Company's past participation in the waste handling and disposal industries subjects the Company to future events or changes in environmental laws or regulations, which cannot be predicted at this time, which could result in material increases in remediation and closure costs, and other potential liabilities that may ultimately result in costs and liabilities in excess of its available financial resources.

     ALTHOUGH THE COMPANY CONTINUES TO PURSUE THE SALE OF ASSETS HELD FOR SALE, CLAIMS AGAINST INSURANCE CARRIERS FOR RECOVERIES OF PAST REMEDIATION COSTS AND THE RELEASE OF ESCROWED PROCEEDS FROM THE SALE OF A SUBSIDIARY, NO ASSURANCE CAN BE GIVEN THAT THE TIMING AND AMOUNT OF THE PROCEEDS FROM SUCH SOURCES WILL BE SUFFICIENT TO MEET THE CASH REQUIREMENTS OF THE COMPANY AS THEY COME DUE. IN ADDITION, THE COMPANY CANNOT ASCERTAIN WHETHER ITS REMAINING OPERATIONS AND FUNDING SOURCES WILL BE ADEQUATE TO SATISFY ITS FUTURE CASH REQUIREMENTS, INCLUDING ITS ANTICIPATED TAX LIABILITIES. IN THE EVENT OF AN UNFAVORABLE RESOLUTION OF THE INSURANCE LITIGATION, OR SHOULD THE PROCEEDS OF ASSET SALES BE INSUFFICIENT TO MEET THE COMPANY'S FUTURE CASH REQUIREMENTS, INCLUDING ITS TAX LIABILITIES, THEN, IF OTHER ALTERNATIVES ARE UNAVAILABLE AT THAT TIME, THE COMPANY WILL BE FORCED TO CONSIDER A PLAN OF LIQUIDATION OF ITS REMAINING ASSETS, WHETHER THROUGH BANKRUPTCY PROCEEDINGS OR OTHERWISE.

Taxes

     The Company has concluded its litigation with the Service in Tax Court over the Company's tax liability for taxable years 1980-88 and certain issues from taxable years 1989-91 that were part of the Tax Court litigation because they affected loss carrybacks from 1989-91. The Company settled all of the issue before the Tax Court and has reached agreement with the Service on its tax liability for all of the subsequent taxable years through 1996. The Company estimates that, taking into account available net operating losses and tax credits, as of September 30, 2000, Federal and state income tax obligations totalling approximately $3.7 million (consisting of $904,000 of federal income tax, $127,000 of state income tax and $2,674,000 of federal interest) are owed as a result of the Company's settlement with the Service of the Tax Court litigation and subsequent taxable years. In addition, state tax authorities may assert that penalties are owed in connection with the state tax liability arising from these settlements. The Company will decide whether to challenge any such state tax penalties if and when they are asserted.

     To date, the Company has not received notice of assessment of the federal tax liability and interest owed as a result of the Tax Court settlement or the settlement of the subsequent taxable years. Payment of the federal tax liability and interest will be due when the tax is assessed. Payment of the state tax liability and interest will be due when state tax returns are filed that report the additional taxes that are owned by reason of these settlements. The $3.7 million of taxes and estimated interest calculated through September 30, 2000 that is owed by the Company (plus additional interest accruing from September 30, 2000 until the obligations are settled) exceeds the Company's current liquid assets (i.e. cash and marketable securities).

Remediation and Closure Costs

     As of September 30, 2000, the Company has accrued $11.1 million for its estimated share of remediation and closure costs related to the Company's former landfill and waste handling operations. Approximately $9.0 million is held in trust and maintained by trustees for the post-closure activities of one site located in Deptford, New Jersey (see Note 7 to the Company's Consolidated Financial Statements).

     The Company and other responsible parties including SCA Services, Inc. ("SCA"), which is an affiliate of Waste Management, Inc. ("WMI"), have provided funding for the on-going remediation of the Kin-Buc Landfill, located in Edison, New Jersey, under an Amended Unilateral Administrative Order issued by the United States Environmental Protection Agency ("EPA") in September 1990. The Kin-Buc Landfill is owned and was operated by the Company's subsidiary, Kin-Buc, Inc. ("Kin-Buc"). In November 1992, EPA issued an Administrative Order for the remediation of certain areas neighboring the Kin-Buc Landfill. The Company initiated a suit in 1990 against generators and transporters of waste deposited at a site with the intent of obtaining contribution toward the cost of remediation. On December 23, 1997, the Company entered into four agreements which settled lawsuits related to the allocation of costs of remediation. One of the December 23, 1997 agreements provided SCA's commitment to defend and indemnify the Company from all future liability for and in connection with the remediation of the site, including an area in the vicinity of the Kin-Buc Landfill known as Mound B. However, the Company remains a responsible party under the aforementioned Administrative Orders issued by EPA, and may incur administrative and legal costs complying with such Administrative Orders.

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

     During July 1999, counsel to the Company was contacted by EPA regarding a Piscataway, New Jersey site owned by Tang Realty, Inc. ("Tang"). Tang is a corporation controlled by Marvin H. Mahan, a former director and officer, and former principal shareholder of the Company. EPA is performing remediation at the site and had requested information from approximately 100 potentially responsible parties concerning their involvement with the Tang site. Transtech had no direct involvement with EPA since October 1990 and had not been the recipient of an EPA request for information. The July 1999 inquiry set forth EPA's concern that the statute of limitations on any claim EPA may have against the Company with respect to the site would expire during August 1999. In consideration for EPA's agreement to defer the filing of a claim against the Company prior to the expiration of such statute of limitations, the Company agreed to enter into an agreement to extend the statute of limitations for a period of three months. Subsequent to August 1999, EPA and the Company have entered into a series of agreements to extend the statute of limitations. The most recent of such extensions expires December 12, 2000. During this period, EPA and the Company are to continue discussions of any potential claims EPA may be contemplating against the Company with respect to the site, and the amount of contribution EPA believes such claims may warrant toward EPA's estimated $2.4 million of unallocated remediation costs associated with the site. Pursuant to a 1988 agreement with Tang, in 1988, 1989 and 1990 Transtech spent approximately $4.3 million toward the remediation of the site.

Assets Held for Sale/Claims for Past Remediation Costs/Escrowed
Proceeds from Sale of Subsidiaries

     Assets held for sale consist primarily of real estate which is carried at a cost of $1,312,000 as of September 30, 2000. The real estate included in this category consists of approximately 430 acres located in Deptford, N.J. (including approximately 100 acres upon which the landfill owned and operated by the Company's subsidiary Kinsley's Landfill, Inc. ("Kinsley's") is situated).
The Company is actively pursuing the disposition of such property. However, based upon market conditions for real estate of this type the Company is unable to determine when such sale(s) will ultimately be consummated.

     In 1995, the Company commenced suit against its excess insurers during the period 1965 through 1986 to obtain a recovery of past costs and indemnification for future costs incurred in connection with the remediation of the Tang site, the Kin-Buc Landfill, and for the defense of litigation related thereto. The defendant insurers, which include various London and London Market insurance companies, First State Insurance Company and International Insurance Company. During June 1999, the Company and First State entered into an agreement pursuant to which the Company agreed to accept $250,000 in satisfaction of its current and potential future claims with respect to environmental contamination as defined in such agreement. During July 2000, the Company and International Insurance Company entered into an agreement pursuant to which the Company agreed to accept $17,500 in satisfaction of its current and future environmental contamination claims. The remaining defendants have answered the complaint against them and discovery has substantially concluded. Further proceedings have been stayed pending the outcome of settlement negotiations. Some of the London and London Market insurance companies that participated in the policies held by the Company are insolvent.
The estates of some of these insolvent companies have sufficient assets to make a partial contribution toward claims filed by the Company. During August 1999 the Company received approximately $35,000 in satisfaction of its claims against the estate of an insolvent excess insurance carrier. In September 1995, the Company assigned its claims related to a site located in Carlstadt, New Jersey in conjunction with a settlement of the litigation regarding such site as discussed below. The Company also committed a portion of the proceeds, if any, net of certain adjustments, arising from this excess carrier litigation be paid to legal counsel representing the Company in the suit and to WMI in conjunction with the settlement of the litigation related to the Kin-Buc Landfill as discussed above. All of the policies of excess insurance issued by the defendant insurers cover Transtech, its present subsidiaries and former subsidiaries, some of which Transtech no longer controls. Certain companies presently or formerly owned or controlled by a former principal shareholder, director and officer of the Company are also covered, however such parties assigned their rights as holders and claimants under these policies to the Company in October 1998.

     A portion of the net cash proceeds from the 1996 sale of a subsidiary was placed in an interest bearing escrow account to secure the Company's indemnification obligations to the purchaser under the purchase agreement. The escrow will terminate upon the earlier to occur of (i) the release of all funds from escrow in accordance with the terms thereof or (ii) the later to occur of (x) the expiration of the applicable statute of limitations for the assessment of federal income taxes for all taxable years with respect to which the subsidiary was a member of the Company's consolidated tax group and (y) the satisfaction by the Company of all assessments or other claims by the Internal Revenue Service for taxes of the consolidated tax group during such years. No indemnification claims have been asserted. The escrowed funds with accrued interest income equal $940,000 as of September 30, 2000.

     THE COMPANY CAN NOT ASSURE THAT THE TIMING AND AMOUNT OF THE NET PROCEEDS FROM THE SALE OF SUCH ASSETS HELD FOR SALE, THE SUCCESSFUL LITIGATION OR SETTLEMENT OF THE INSURANCE CLAIMS AND THE ESCROWED PROCEEDS FROM THE SALE OF A SUBSIDIARY WILL BE SUFFICIENT TO MEET THE CASH REQUIREMENTS OF THE COMPANY DISCUSSED ABOVE.

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



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  November 14, 2000     By:  /s/ Robert V. Silva
                                  Robert V. Silva, President
                                  and Chief Executive Officer


                                              and


Date:  November 14, 2000     By:  /s/ Andrew J. Mayer, Jr.
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED September 30, 2000

                          EXHIBIT INDEX

EXHIBIT                                                    PAGE
  NO.                                                       NO.

 11     Computation of Earnings (Loss) Per Common Share     32

 27     Financial Data Schedule                             N/A