Form 10KSB
period 2000-12-31
TRANSTECH INDUSTRIES INC
filed 2001-04-02
CIK 87799

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-KSB
(Mark one)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2000
                                    OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year: $705,000

     At March 27, 2001 the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $110,068.

     At March 27, 2001 the issuer had outstanding 2,979,190 shares of Common Stock, $.50 par value. In addition, at such date, the registrant held 1,885,750 shares of Common Stock, $.50 par value, in treasury.

                   DOCUMENTS INCORPORATED BY REFERENCE:

     None.


                                                         Page 1 of 93 pages
                                                   Exhibit Index on page 31

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES
                        ________________

                           FORM 10-KSB
              FOR THE YEAR ENDED DECEMBER 31, 2000


                            I N D E X

                                                          Page(s)

Part I,   Item 1.   Description of Business                3 - 13

  "       Item 2.   Description of Properties             13 - 14

  "       Item 3.   Legal Proceedings                     14 - 19

  "       Item 4.   Submission of Matters to a Vote
                    of Security Holders                        19

Part II,  Item 5.   Market for Common Equity and
                    Related Stockholder Matters                20

  "       Item 6.   Management's Discussion and
                    Analysis or Plan of Operation              20

  "       Item 7.   Financial Statements                       20

  "       Item 8.   Changes in and Disagreements
                    with Accountants on Accounting
                    and Financial Disclosure                   20

Part III, Item 9.   Directors, Executive Officers,
                    Promoters and Control Persons;
                    Compliance with Section 16(a)
                    of the Exchange Act                   21 - 22

  "       Item 10.  Executive Compensation                23 - 24

  "       Item 11.  Security Ownership of Certain
                    Beneficial Owners and Management      25 - 27

  "       Item 12.  Certain Relationships and Related
                    Transactions                          27 - 28

Part IV,  Item 13.  Exhibits and Reports on Form 8-K           29

Signatures                                                     30

Exhibit Index                                             31 - 34

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

     Since 1996, the Company has consisted of the parent company, Transtech, two operating subsidiaries and 23 inactive subsidiaries. Transtech is a public holding company which manages its investments and subsidiaries. The operations of the subsidiaries include an electricity generation division and an environmental services division.

     At December 31, 2000, the Company employed 14 persons on a full-time basis.

     The Company and the Internal Revenue Service (the "Service") have settled all of its issues before the US Tax Court regarding the Company's tax liability for the years 1980 through 1991, and the federal and state income tax obligations stemming from the settlements have been assessed and are now due. The assessed tax obligation, estimated at $3.8 million through December 31, 2000, exceeds the Company's currently liquid assets. Although the Company anticipates that a favorable resolution of its claims against its insurance carriers for recoveries of past remediation costs (discussed in Part I, Item 3, Legal Proceedings) will result in after-tax proceeds greater than the amount of the assessed tax obligations, the proceeds remaining after an immediate payment of the full amount of the tax obligation may be insufficient to satisfy the Company's other obligations and meet its operating expenses as they come due. The Company intends to pursue all opportunities of potential relief with respect to the payment of the tax obligation afforded it under the tax code (see Part I, Item 3, Legal Proceedings).

     The Company and certain subsidiaries were previously involved in the resource recovery and waste management industries. These activities included the operation of three landfills and a solvents recovery facility. Although these sites are now closed, the Company continues to own and/or remediate them and has both incurred and accrued for the substantial costs associated therewith (see "Prior Operations" below and Part I, Item 3, Legal Proceedings). One of the three sites, the Kin-Buc Landfill, has been undergoing remediation under Administrative Orders issued by
the United States Environmental Protection Agency.   The Company
has spent in excess of $19.5 million on remediation and related costs related to the Kin-Buc Landfill, excluding legal and administrative expenses.

     In order to pay its mounting legal costs and remediation obligations, from 1986 to 1996, the Company divested a number of its more significant businesses while the liability for remediation of waste disposal sites that the Company previously operated were being sorted-out among the responsible parties through extensive and complex litigation that involved a developing body of
environmental law.   The Company's divestitures included the
Allentown Cement Company in 1988, Cal-Lime, Inc. in 1995, and the Hunt Valve Co., Inc. in 1996. The Company has also been attempting to sell most of its dormant real estate. Approximately 569 acres were sold during 1992, 107 acres were sold during 1997 and an additional two acres were sold during 1998.

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

     The Company continues to pursue the sale of assets held for sale and the sale of underperforming operations, however, no assurance can be given that the timing and amount of the proceeds from such sales will be sufficient to meet the cash requirements of the Company as they come due. In addition, the Company cannot ascertain whether its remaining operations and funding sources will be adequate to satisfy its future cash requirements.

Continuing Operations

     Electricity Generation. Revenues from operations which generate electricity utilizing methane gas as fuel represented less than 1% and 60% of consolidated net revenues in the years ended December 31, 2000 and 1999, respectively. The electricity generating facility consists of four diesel/generating units each capable of generating approximately 48,000 kwh/day at full capacity. The decline in quantity of kilowatt hours sold in 2000 is primarily due to the Company electing not to repair the diesel/generating units pending the outcome of negotiations of offers to purchase the electricity generating operations. Electricity generated is sold pursuant to a long term contract with a local utility. The contract has four years remaining. Revenues are a function of the number of kilowatt hours sold, the rate received per kilowatt hour and capacity payments. The Company sold 33,000 kwh during the year ended December 31, 2000 compared to 2.3 million sold in the prior year. The contract with the local utility allows for continuous interruption in electricity supply for a period of up to twelve months. The Company temporarily curtailed the facility's operations during June 1999 and has operated one unit sporadically since June 2000. Methane gas is a component of the landfill gas generated by a landfill located in Deptford, New Jersey and owned by the Company's subsidiary Kinsley's Landfill, Inc. ("Kinsley's") . Engineering studies indicate sufficient quantities of gas at the landfill to continue the operation of the facility for approximately eleven years. Elements of the landfill gas are more corrosive to the equipment than traditional fuels, resulting in more hours dedicated to repair and maintenance than with equipment utilizing traditional fuels.

     During 1998, Kinsley's entered into a series of agreements with Deptford Gas Company, LLC and entities affiliated with it (together referred herein as ("DGC")), regarding its electricity generation operations pursuant to which Kinsley's granted DGC the right to extract and utilize all gas produced at the landfill site, Kinsley's agreed to purchase gas from DGC, Kinsley's agreed to operate and maintain the gas collection system and the electricity generating equipment for the benefit of DGC, Kinsley's agreed to sell its electricity generating operation to DGC, Kinsley's granted DGC the right to process its leachate, and Kinsley's agreed to operate and maintain DGC's leachate processing equipment. DGC failed to comply with certain conditions of the agreements by their May 1999 expiration date. The Company and DGC continued discussions beyond May 1999, but failed to reach agreement on a transaction similar to that originally contemplated, therefore during January, 2000 the Company voided all agreements with DGC. The Company is evaluating several options with respect to the future operation of the facility.

     Environmental Services. The environmental services segment supervises and performs landfill monitoring and closure procedures and manages methane gas operations. Approximately 45% of the environmental services segment's gross revenues for 2000, compared to 94% for the prior year, were from other members of the consolidated group, and therefore eliminated in consolidation. The segment contributed greater than 99% and 40% to net consolidated revenues in each of the years ended December 31, 2000 and 1999, respectively, after elimination of intercompany sales. Substantially all third party sales during 2000 and 1999 were to one and three customer(s), respectively.

     The Company is continuing its efforts to expand the customer base of the environmental services segment to additional entities outside the consolidated group. In particular, the Company devoted significant time and incurred professional fees during 1998, 1999 and 2000 in pursuit of a contract and state government approval to perform the closure of the Southern Ocean Landfill ("SOLF") in New Jersey. On May 15, 2000 the Company's capping plan for SOLF was approved by the New Jersey Department of Environmental Protection (the "Capping Plan"). The Capping Plan has been limited to the grading and capping of the 12 acre lined portion of SOLF and grading and capping of a portion of the adjoining 44 acre unlined landfill area, and grading and capping of a previously used access road straddling the lined and unlined landfill areas at SOLF. Approved activities also include leachate collection and pump repair, slope stability analysis, stormwater management, gas vent installation, groundwater monitoring and associated activities.
The Capping Plan calls for the use of recyclable materials where possible in the implementation of the plan. Tipping fees generated from the deposit of the recyclable materials will be paid into a new escrow fund from which the costs incurred pursuant to the Capping Plan will be paid. The Company shall perform all of the above construction and managerial functions required under the Capping Plan as well as act as SOLF's agent to solicit the recyclable materials. The Company has agreed to seek payment for its services and reimbursement for its costs solely from the escrowed funds generated from the delivery of recyclable materials. In addition, the Company will seek reimbursement of the significant professional fees and certain other contract development expenses incurred during 1998, 1999 and 2000 in pursuit of the Capping Plan from the escrowed funds. However, there can be no assurance that the Company will be able to solicit sufficient quantities of recyclable material to generate sufficient funds for reimbursement of the above expenditures, or payment for the services of the Company. One recyclable material accounted for 65% of the total volume of all recycled materials to be deposited at the site. The availability of this recyclable material has declined dramatically since the project was first proposed, and the Company has a limited ability to substitute materials under the Capping Plan. As a result, the project is behind schedule and has incurred a disproportionate level of operating expenses relative to tipping fees generated. The original permit granted to complete the Capping Plan expired March 15, 2001. The estimated cost of the project was approximately $1.9 million, of which an estimated $1.4
- - 1.5 million would be paid to the Company for its work on the project. The Company has proposed modifications to the Capping Plan to allow additional time in which to complete the project, and to allow additional materials to be incorporated into the plan in order to provide funding of the additional estimated project costs. The permit has been extended to May 15, 2001 to allow the state authorities time to review the proposed modifications to the Capping Plan. The Company recognized revenue of $704,000 related to this site during the twelve months ended December 31, 2000.
Such amount includes billings for costs of $104,000 incurred and expensed in years prior to the award of the contract.

     The environmental services segment continues to perform closure activities on sites previously operated by the Company's subsidiaries . Work performed on the Kinsley's landfill is submitted for reimbursement to a trust account established to finance the closure activities at the site (see Prior Operations - Landfill and Waste Handling Operations - Kinsley's).

     Other Businesses. The other subsidiaries of the Company hold assets consisting of cash and marketable securities, real property and contract rights.

Prior Operations

     Landfill and Waste Handling Operations. In February 1987, the landfill owned and operated by Kinsley's, the last of the three solid waste landfills previously operated by subsidiaries of the Company, reached permitted capacity and was closed. In 1976, the landfill owned and operated by Kin-Buc, Inc. ("Kin-Buc") was closed and, in 1977, the landfill operated by Mac Sanitary Land Fill, Inc. ("Mac") was closed. Pursuant to certain federal and state environmental laws, these subsidiaries continue to be responsible for maintenance and monitoring activities associated with the closure procedures of these landfills. The closure procedures typically include the maintenance of the final cover, stormwater management, testing and treatment of the landfill gas and fluid discharges and monitoring associated wells. The Company has incurred significant professional fees and administrative costs regarding these landfill and waste hauling operations and efforts to obtain contributions towards the cost of closure procedures from waste generators and other parties.

     The Company's accruals for closure and remediation activities equal the present value of the estimated future costs related to a site less funds held in trust for such purposes. Such estimates require a number of assumptions, and therefore may differ from the ultimate outcome. Litigation and administrative costs associated with a site are expensed as incurred. The Company has accrued remediation and closure costs for Kinsley's landfill and Mac landfill, and prior to December 23, 1997, for the Kin-Buc landfill. Amounts held in certain trusts dedicated to post-closure activities of Kinsley's are netted against the accrual for presentation in the Company's balance sheet.

     The impact of future events or changes in environmental laws and regulations, which cannot be predicted at this time, could result in material changes in remediation and closure costs related to the Company's past waste handling activities, possibly in excess of the Company's available financial resources.

     At December 31, 2000, the Company has accrued approximately $11.1 million for the estimated closure and remediation costs of these landfills. Of such amount, approximately $9.1 million is held in trusts maintained by trustees for post-closure activities at Kinsley's landfill.

     Kin-Buc. On December 23, 1997, the Company entered into four agreements which settled lawsuits related to the allocation of costs of remediation of the landfill owned and operated by Kin-Buc (the "Kin-Buc Landfill") and substantially relieved the Company from future obligation with respect to the site (see Part I, Item 3, Legal Proceedings).

     The Kin-Buc Landfill, located in Edison, New Jersey, was operated by Kin-Buc through August 1975. From September 1975 until the landfill ceased operations in November 1977, the landfill was managed by Earthline Company ("Earthline"), a partnership formed by Wastequid, Inc. ("Wastequid"), then a wholly-owned subsidiary of the Company, and Chemical Waste Management of New Jersey, Inc. ("CWMNJ"), a wholly-owned subsidiary of SCA Services, Inc. ("SCA") and an affiliate of Waste Management, Inc. (formerly known as WMX Technologies, Inc.) ("WMI"). The Kin-Buc Landfill and certain neighboring areas are undergoing remediation under Administrative Orders (the "Orders") issued by the United States Environmental Protection Agency ("EPA") in September 1990 and November 1992 to 12 respondents: the Company, Kin-Buc, Earthline, Wastequid, CWMNJ, SCA, Chemical Waste Management, Inc. (an affiliate of WMI), Filcrest Realty, Inc. (a wholly-owned subsidiary of the Company) ("Filcrest"), Marvin H. Mahan (a former director, officer and principal shareholder of the Company), Inmar Associates, Inc. (a company owned and controlled by Marvin H. Mahan)("Inmar"), Robert Meagher (a former director and officer of the Company and Inmar) ("Meagher") and Anthony Gaess (a former director and officer of SCA) ("Gaess").

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

     In January 1996, a design for a remedial program involving the installation of a slurry cut-off wall around a one-acre parcel of land adjacent to the Kin-Buc Landfill was presented to the EPA for its review and approval. EPA approved the plan, construction began in August 1996, and is now complete. The cost of such installation was estimated at $1.3 million.

     In May 1997, EPA began an investigation of the area in the vicinity of the Kin-Buc Landfill known as Mound B. In May 1998, the final plan of this investigation was completed. In February 1999, the Company received a copy of a letter sent from EPA to SCA informing SCA that EPA has concluded that hazardous materials were disposed of in Mound B. The letter also instructed SCA to provide EPA with work plans to address conditions at the mound. A work plan submitted by SCA, and negotiated throughout much of 2000, was approved subject to certain contingencies, by EPA during January 2001. SCA has proposed that the work commence during April 2001 subject to the satisfaction of certain outstanding issues between SCA and EPA. The cost of studies and remediation of this area is not included in the above estimates of the total cost of the remediation.

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

     The Company spent in excess of $19.5 million on the remediation of the Kin-Buc Landfill and on correlative actions as a result of the remediation effort. The construction at Kin-Buc Landfill since July 1994 has been financed in part with funds provided by SCA and in part with funds provided from negotiated settlements with certain parties to a suit that the Company initiated in June 1990 in the United States District Court for the District of New Jersey against approximately 450 generators and transporters of waste disposed of at the site for the purpose of obtaining contribution toward the cost of remediation (the "1990 Action"). The Company's cause of action against these parties arises under certain provisions of the Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), which imposes joint and several liability for the remediation of certain sites upon persons responsible for the generation, transportation and disposal of wastes at such sites.

     Prior to the settlements reached on December 23, 1997 the Company had contested the validity of a 1986 agreement among the Company, on the one hand, and SCA and certain of its affiliates, on the other hand (the "SCA Group"). That agreement allocated to the Company 75% of the costs incurred by the parties for the remediation of the Kin-Buc site. In addition, certain other potentially responsible parties ("PRPs") asserted that the Company was liable for the payment of some or all of the PRPs' shares of remediation costs pursuant to disposal agreements with such PRPs which provided for indemnification of those PRPs against certain liabilities. The foregoing actions were resolved by the settlements reached on December 23, 1997.

     At December 31, 1996, the Company had accrued approximately $10.6 million for its share of the costs of such remediation and closure. The Company has reversed the balance of such accrual as a result of the settlements described above, and recognized income of $10.6 million in the year ended December 31, 1997 due to the elimination of such accrual.

     The substantial expense of the Company's prosecution and defense of claims in the litigation related to the Kin-Buc Landfill, which the Company had incurred through 1997, will no longer be borne by the Company. However, since the Company remains a respondent to the Orders there may be some continuing expenses in respect of the Kin-Buc Landfill.

     Kinsley's. Kinsley's Landfill, Inc. ("Kinsley's"), a wholly-owned subsidiary of the Company, ceased accepting solid waste at its landfill in Deptford Township, New Jersey on February 6, 1987 and commenced closure of that facility at that time. At December 31, 2000, Kinsley's has accrued $11.1 million for remaining costs of closure and post-closure care of this facility, of which $9.1 million is being held in interest-bearing trust accounts.

     Mac. Mac Sanitary Land Fill, Inc. ("Mac"), a wholly-owned subsidiary of the Company, operated a landfill in Deptford Township, New Jersey that ceased operations in 1977. The costs of maintaining and monitoring at the facility are being funded by the Company and were approximately $15,000 and $19,000 for the years ended December 31, 2000 and 1999, respectively. At December 31, 2000, Mac has accrued closing costs amounting to $72,000 for the costs of continuing post-closure care and monitoring at the facility. The Company increased its accrual for closure costs by $11,000 during 1996 and $131,000 during 1995 due to unanticipated engineering and testing costs incurred to respond to inquiries from environmental agencies. The accrual as of December 31, 2000 is based upon the present value of the estimated maintenance costs of the site's containment systems through the year 2007.

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

     A portion of the net cash proceeds ($750,000) was placed in an interest bearing escrow account to secure the Company's indemnification obligations to the purchaser under the purchase agreement, including indemnification for any payments made by Hunt after the closing in respect of income taxes owed by the Company for the period that Hunt was a member of the Company's consolidated tax group. The escrow will terminate upon the earlier to occur of
(i) the release of all funds from escrow in accordance with the terms thereof or (ii) the later to occur of (x) the expiration of the applicable statute of limitations for the assessment of federal income taxes for all taxable years in which Hunt was a member of the Company's consolidated tax group and (y) the satisfaction by the Company of all assessments or other claims by the Internal Revenue Service for taxes of the consolidated tax group for such years. No indemnification claims have been asserted. The escrowed funds, which together with $150,000 of accrued interest income, equaled $950,000 as of December 31, 1999. During December 2000, $841,000 was released to the Company from the escrowed funds at the request of the Company when it became evident that the income tax liability for the years covered by the escrow was less than $100,000. The escrowed funds with accrued interest income equal $114,000 as of December 31, 2000.

     As previously disclosed by the Company, ValveCo Inc. ("ValveCo"), a Delaware corporation organized by Three Cities Research, Inc. ("TCR"), a Delaware corporation unaffiliated with the Company or any of its directors and officers, purchased 100% of the Hunt common stock owned by THV, representing 79.05% of the issued and outstanding Hunt common stock. Fifteen percent of the common stock issued by ValveCo was purchased by certain directors and executive officers who are members of management of the Company and/or Hunt. All of ValveCo's shareholders sold all of their stock of ValveCo during August 1998.

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

     6. The Company leases its principal executive offices in Piscataway, New Jersey pursuant to a lease initiated in February 1992. The amended lease effective November 1999 reduced the area subject to lease from 5,132 square feet to 2,499 square feet and a monthly rent and utility reimbursement totaling $2,811 for March, 2000 through February 2001, $3,228 for March 2001 to February 2002, $3,332 for March 2002 to February 2003, $3,436 for March 2003 to February 2004 and $3,540 for March 2004 to the lease expiration in February 2005.

Part I, Item 3.  Legal Proceedings.

     As to Federal Tax Liabilities

     In 1991, the Internal Revenue Service (the "Service") asserted numerous adjustments to the tax liability of the Company and its subsidiaries for tax years 1980 through 1988, along with interest and penalties thereon. In 1993, after the conclusion of administrative proceedings, the Service issued a deficiency notice to the Company asserting adjustments to income of $33.3 million and a corresponding deficiency in federal income taxes of approximately $13.5 million, as well as penalties of $2.5 million and interest on the asserted deficiency and penalties. In addition, the Service challenged the carryback of losses incurred by the Company in taxable years 1989 through 1991, thereby bringing those years, which had been the subject of an ongoing audit, into the deficiency notice. On February 9, 1994, the Company filed a petition with the Tax Court contesting many of the proposed adjustments asserted in the deficiency notice entitled Transtech Industries, Inc. v. Commissioner of Internal Revenue Service. On June 5, 1995,
August 14, 1995, March 7, 1996, July 31, 1996, January 22, 1998 and
December 21, 1998, respectively, the Company and the Service executed a stipulation of partial settlement, first, second and third revised stipulations of partial settlement and a supplement and second supplement to the third revised stipulation of partial settlement. These settlements resolved all of the adjustments asserted in the deficiency notice. The settlements were subject to the review of Congressional Joint Committee on Taxation which approved the settlements during April 2000. The Litigation was concluded during October 2000 and assessments issued during the first quarter of 2001.

     The Company has filed an Offer in Compromise with the Service which requests a reduction in the amount of interest due and permission to pay the reduced obligations in installments. Payment of the state tax liability and interest will be due when amended state tax returns are filed to reflect adjustments to previously reported income resulting from these settlements. The $3.8 million of taxes and estimated interest calculated through December 31, 2000 that is owed by the Company (plus additional interest accruing from December 31, 2000 until the obligations are settled) exceeds the Company's current liquid assets (i.e. cash and marketable securities).

     (See Exhibit 13, Notes 2 and 8 to the Company's Consolidated
Financial Statements for a discussion of the impact of the tax litigation on the Company's cash resources, and of the Company's accrued liability.)

Insurance Claims

     In 1995, Transtech, Kin-Buc and Filcrest commenced suit in the Superior Court of New Jersey, Middlesex County, entitled Transtech Industries, Inc. et. al v. Certain Underwriters at Lloyds et al., Docket No. MSX-L-10827-95, to obtain indemnification from its excess insurers who provided coverage during the period 1965 through 1986 against costs incurred in connection with the remediation of the Kin-Buc Landfill, a site located in Piscataway, N.J. owned by Tang Realty, Inc. (a company owned and controlled by Marvin H. Mahan, and discussed below), and for the defense of litigation related thereto. The defendant insurers include various London and London Market insurance companies, First State Insurance Company and International Insurance Company. During June 1999, the Company and First State entered into an agreement pursuant to which the Company agreed to accept $250,000 in satisfaction of its current and potential future claims with respect to environmental contamination as defined in such agreement. During July 2000, the Company and International Insurance Company entered into an agreement pursuant to which the Company agreed to accept $17,500 in satisfaction of its current and future environmental contamination
claims.   The remaining defendants have answered the complaint
against them and discovery has substantially concluded. Further proceedings have been stayed pending the outcome of settlement negotiations. Some of the London and London Market insurance companies that participated in the policies held by the Company are insolvent. The estates of some of these insolvent companies have sufficient assets to make a partial contribution toward claims filed by the Company. During August 1999 the Company received approximately $35,000 in satisfaction of its claims against the estate of an insolvent excess insurance carrier. In September 1995, the Company assigned its claims related to a site located in Carlstadt, New Jersey in conjunction with a settlement of the litigation regarding such site as discussed below. The Company also committed a portion of the proceeds, if any, net of certain adjustments, arising from this excess carrier litigation be paid to legal counsel representing the Company in the suit and to WMI in conjunction with the settlement of the litigation related to the Kin-Buc Landfill as discussed above. All of the policies of excess insurance issued by the defendant insurers cover Transtech, its present subsidiaries and former subsidiaries, some of which Transtech no longer controls. They also cover Inmar and other companies presently or formerly owned, controlled by or affiliated with Marvin H. Mahan.

     Mr. Mahan and such affiliated entities assigned to the Company their rights as insureds and claimants under such policies pursuant an October 1998 settlement agreement (see Part III, Item 12).

     As to the Kin-Buc Landfill

     The Kin-Buc Landfill, located in Edison, New Jersey, is owned and was operated by the Company's subsidiary, Kin-Buc, Inc. ("Kin-Buc"). The Kin-Buc Landfill and certain neighboring areas are undergoing remediation under an Amended Unilateral Administrative Order issued by the United States Environmental Protection Agency ("EPA") in September 1990 and November 1992 to the Company and other responsible parties including SCA, which is an affiliate of WMI (see Part I, Item 1, Description of Business, Prior Operations, Landfill and Waste Hauling Operations). In 1990, Transtech, Kin-Buc and Filcrest commenced a suit in the United States District Court for the District of New Jersey entitled Transtech Industries, Inc. et al. v. A&Z Septic Clean et al. against non-municipal generators and transporters of hazardous waste disposed of at the Kin-Buc Landfill (the "PRPs") for contribution towards the cost of remediating the Kin-Buc Landfill. On December 23, 1997, the Company entered into four agreements which settled this suit, earlier suits and derivative lawsuits all related to the allocation of costs of remediation. One of the December 23, 1997 agreements provided SCA's commitment to defend and indemnify the Company from all future liability for and in connection with the remediation of the site, including an area in the vicinity of the Kin-Buc Landfill known as Mound B. However, the Company remains a responsible party under the aforementioned Administrative Orders issued by EPA, and may incur administrative and legal costs complying with such Administrative Orders.

     In May 1997, EPA began an investigation of the area known as Mound B. In May 1998, the final plan of this investigation was completed, and in February 1999, the Company received a copy of a letter sent from EPA to SCA informing SCA that EPA has concluded that hazardous materials were disposed of in Mound B. The letter also instructed SCA to provide EPA with work plans to address conditions at the mound. A work plan submitted by SCA, and negotiated throughout much of 2000, was approved subject to certain contingencies, by EPA during January 2001. SCA has proposed that the work commence during April 2000 subject to the satisfaction of certain outstanding issues between SCA and EPA.

     During February 2000, EPA sent the Company a request for information to which the Company provided its response during May 2000. Beginning at or around the same time as the February 2000 inquiry, the Company and EPA entered into the first of a series of agreements pursuant to which EPA agreed to defer the filing of claims or commencement of litigation with respect to Mound B against the respondents, and the Company agreed to extend the statute of limitations which may otherwise have prevented the filing of such claims or commencement of litigation. The most recent of such extensions expires June 15, 2001.

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

     In December 1989, Inmar and Transtech agreed to share equally certain costs in connection with the AT&T Suit. As of December 31, 1992, Transtech paid $514,000 towards such costs. Inmar disputed which expenses are to be shared. Further, in April 1991, Marvin H. Mahan made a demand upon Transtech for reimbursement of approximately $300,000 in costs which he incurred in connection with the AT&T Suit. The dispute concerning the shared expenses and Marvin H. Mahan's demand for reimbursement are subjects of the October 1998 settlement agreement with Inmar (see Part III, Item
12).

As to the Tang Site

     Pursuant to a December 1988 agreement with Tang, in 1988, 1989 and 1990 Transtech spent approximately $4.3 million for the remediation of a Piscataway, New Jersey site owned by Tang. In October 1990, the Company rescinded the agreement based on a reassessment of its involvement at that site. During July 1999, counsel to the Company was contacted by EPA regarding the Tang site. EPA is performing remediation at the site and had requested information from approximately 100 potentially responsible parties concerning their involvement with the Tang site. Transtech had no direct involvement with EPA since October 1990 and had not been the recipient of an EPA request for information. The July 1999 inquiry set forth EPA's concern that the statute of limitations on any claim EPA may have against the Company with respect to the site would expire during August 1999. In consideration for EPA's agreement to defer the filing of a claim against the Company prior to the expiration of such statute of limitations, the Company agreed to enter into an agreement to extend the statute of limitations for a period of three months. Subsequent to August 1999, EPA and the Company have entered into a series of agreements to extend the statute of limitations. The most recent of such extensions expires April 17, 2001. During this period, EPA and the Company are to continue discussion of any potential claims EPA may be contemplating against the Company with respect to the site, and the amount of contribution EPA believes such claims may warrant toward EPA's estimated $2.4 million of unallocated remediation costs associated with the site.

     In connection with its determination not to continue to contribute to the remediation of the Tang site, in March 1991 Transtech made a demand upon Tang for reimbursement of the amounts it had expended in connection with such remediation. In April 1991, Tang rejected the demand for reimbursement and demanded Transtech resume the remediation (see Part III, Item 12).

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

     The uncertainty of the outcome of the aforementioned insurance litigation and the impact of future events or changes in environmental laws or regulations, which cannot be predicted at this time, could result in reduced liquidity, increased remediation and closure costs, and other potential liabilities. A significant increase in such costs could have a material adverse effect on the Company's financial position, results of operations and net cash flows. The Company may ultimately incur costs and liabilities in excess of its available financial resources.

Part I, Item 4.  Submission of Matters to a Vote of
                 Security Holders.

     At the Annual Meeting of Shareholders held December 29, 2000, the shareholders approved the following proposals:

Proposal No.1 Election of Directors

                                 Affirmative       Votes
                                    Votes         Withheld
     Robert V. Silva              1,552,764        29,445
     Andrew J. Mayer, Jr.         1,552,764        29,445
     Arthur C. Holdsworth, III    1,552,764        29,445

     Directors were elected to serve until the next Annual Meeting of Stockholders and until their successors are elected and qualify.

Proposal No. 2 Ratification of Briggs, Bunting & Dougherty, LLP as the Independent Auditors for the Company for the Year Ending
December 31, 2000.

     Stockholders ratified the appointment of Briggs, Bunting &
Dougherty, LLP as the Company's auditors as follows.

          Affirmative          Votes          Votes
             Votes            Against        Withheld
           1,556,672           10,577         14,960

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

     None.

                            PART III

Part III, Item 9.  Directors, Executive Officers, Promoters
                   and Control Persons; Compliance with Section
                   16(a) of the Securities Exchange Act.

Directors and Executive Officers of the Company

     Robert V. Silva (57) - President and Chief Executive Officer and a director of the Company from April 1991 and Chairman of the Board of Directors from November 1991. Mr. Silva served as a consultant to the Company from December 1990 until his appointment in April 1991 as an officer of the Company. Mr. Silva was employed from September 1987 to December 1990 as Executive Vice President of Kenmare Capital Corp. ("Kenmare"), an investment firm, and provided financial and management consulting services to companies acquired by Kenmare's affiliates. In connection with such financial and management services, Mr. Silva served as Vice President and a Director of Old American Holdings, Inc. and its subsidiary from 1988 to 1990, and Vice President and a Director of Compact Video Group, Inc. and its subsidiaries from 1988 to 1991 and of Manhattan Transfer/Edit, Inc. from 1989 to 1991. Mr. Silva also served as a Director of General Textiles from 1989 to 1991. From June 1985 to September 1987, Mr. Silva served as Vice President of, and provided management consulting services to, The Thompson Company, a private investment firm controlled by the Thompson family of Dallas, Texas. Mr. Silva served as Chairman and Chief Executive Officer of Hunt Valve Company, Inc., a former subsidiary of the Company, from March 1, 1996 to his resignation effective January 1, 1997, and as a Director of Hunt from March 1996 to August 1998. Mr. Silva also served as Vice President and a Director of ValveCo Inc., the entity which acquired Hunt, from October 10, 1995 to his resignation effective January 1, 1997, and was a stockholder in ValveCo Inc. from March 1, 1996 through August 1998. From September 1996 to February 14, 1997, Mr. Silva served as a Director of Hunt's subsidiary, Hunt SECO Engineering, Ltd. and its subsidiaries. Mr. Silva is also the principal of Robert V. Silva and Company, LLC., a private investment firm. Mr. Silva served as Chairman and Chief Executive Officer of Fab-Tech Industries of Brevard, Inc. from September 1998 through November 1, 2000 and March 31, 2000, respectively. He continues to serve as a Director of Fab-Tech.
Mr. Silva also serves as a Director of Indesco International, Inc. since October 2000. Mr. Silva's former wife is the sister-in-law of Gary Mahan, the son of Marvin H. Mahan and Ingrid T. Mahan.

     Arthur C. Holdsworth, III (53) - A director of the Company since 1988. Since June 1999, Mr. Holdsworth has been General Sales Manager at the Tilcon NJ Division of Tilcon NY, Inc. From August 1991 through June 1999 Mr. Holdsworth was Vice President of Sales at Millington Quarry, Inc. Prior to that and from 1977, Mr. Holdsworth was General Manager of Dallenbach Sand Co., Inc.
Members of the Mahan family own Millington Quarry, Inc. and previously owned Dallenbach Sand Co, Inc.

     Andrew J. Mayer, Jr. (45) - Vice President-Finance and Chief Financial Officer of the Company from November 1991 and a director of the Company from December 1991 and, from April 1992, Secretary of the Company. From 1988 to November 1991, Mr. Mayer served as Vice President, Secretary and Treasurer of Kenmare. In connection with management and financial services provided by Kenmare, Mr. Mayer served in a variety of capacities for the following companies: Old American Holdings, Inc. and its subsidiary from 1988 to 1991; The Shannon Group, Inc. and its subsidiaries from 1988 to 1990; Detroit Tool Group, Inc. and its subsidiaries from 1989 to 1990; Compact Video Group, Inc. from 1988 to 1991; Manhattan Transfer/Edit, Inc. from 1989 to 1991; and General Textiles from 1989 to 1990. Mr. Mayer served as Executive Vice President of Hunt Valve Company, Inc., a former subsidiary of the Company from March 1, 1996, the date the Company sold Hunt, to his resignation effective January 1, 1997. Mr. Mayer served as Vice President - Chief Financial Officer of ValveCo Inc. from April 3, 1996 through his resignation effective January 1, 1997, and was a stockholder in ValveCo Inc. from March 1, 1996 through August, 1998. From September 1996 to February 14, 1997, Mr. Mayer served as a Director of Hunt's subsidiary, Hunt SECO Engineering, Ltd. and its subsidiaries. Mr. Mayer is an investor, and serves in a variety of capacities, in certain entities established by Robert V. Silva & Company, LLC for private investment purposes. Mr Mayer also served as a Director, Chief Financial Officer and Secretary of Fab-Tech Industries of Brevard, Inc. from September 1998 through November 1, 2000. He continues to serve as a Vice President of Fab-Tech.

Compliance with Section 16(a) of Securities
Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the Company's fiscal year ending December 31, 2000 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with, except for the late filing of a report on Form 4 as to one transaction completed by Robert V. Silva.

Part III, Item 10.  Executive Compensation.

                   Summary Compensation Table

     The following table summarizes the compensation paid to or earned by the President and Chief Executive Officer (the "Chief Executive Officer") and the Vice President-Finance, Chief Financial Officer and Secretary (the "Named Executive Officer") in the years ending December 31, 2000, 1999, 1998 ("Fiscal 2000", "Fiscal 1999"
and "Fiscal 1998", respectively) for services rendered by them to the Company in all capacities during such years. Both the Chief Executive Officer and the Named Executive Officer were the only executive officers of the Company whose total annual salary and bonus exceeds $100,000 and were serving as executive officers of the Company at December 31, 2000.

                           Annual Compensation

                                                Other

Name and                                        Annual
Principal           Fiscal                      Compen-
Position            Year   Salary    Bonus      sation (a)
Robert V. Silva     2000   $154,744   $0         $1,574
President and Chief 1999   $157,332   $0         $1,573
Executive Officer   1998   $157,332   $0         $1,570

Andrew J. Mayer, Jr 2000   $136,000   $0         $1,360
Vice President-     1999   $136,000   $0         $1,360
Finance, Chief      1998   $136,000   $0         $1,360
Financial Officer
and Secretary

                           Long Term Compensation
                                  Awards         Payouts
                                      Options/   Long-Term All
Name and                   Restricted Stock App- Incentive Other
Principal           Fiscal Stock      reciation  Plan      Compens-
Position            Year   Awards     Rights     Payouts   ation(b)

Robert V. Silva     2000    0          0           0         0
President and Chief 1999    0          0           0         0
Executive Officer   1998    0          0           0         0

Andrew J. Mayer, Jr 2000    0          0           0         0
Vice President-     1999    0          0           0         0
Finance, Chief      1998    0          0           0         0
Financial Officer
and Secretary

     (a) In each case, the amount shown as other annual compensation is the Company's matching contributions to its 401(k) Plan on behalf of the Chief Executive Officer and the Named Executive Officer during each of Fiscal 2000, Fiscal 1999 and Fiscal 1998. In each of Fiscal 2000, Fiscal 1999 and Fiscal 1998, the Company's 401(k) Plan provided for a match equal to 50% of a participant's contribution to the plan in that year, subject to a maximum of
(i) 2% of compensation in that year or (ii) applicable Internal Revenue Service limits.

     (b) The aggregate value of all other perquisites granted the Chief Executive Officer and the Named Execution Officer is less than 10% of their respective salaries. Subsequent to Fiscal 2000, the Chief Executive Officer and the Named Executive Officer were granted 50,000 and 40,000 shares, respectively, of the Company's Common Stock issued pursuant to the Company's 2001 Employee Stock Plan. The granted shares were registered on
 March 23, 2001 and issued on March 27, 2001.

                          Stock Option Plans

     The following table sets forth, with respect to grants of stock options and stock appreciation rights ("SARs") to the Chief Executive Officer and the Named Executive Officer during Fiscal 2000: (a) the number of options granted; (b) the percent the grant represents of total options granted to employees during Fiscal 2000; (c) the per-share exercise price of the options granted; and (d) the expiration date of the options.

                   OPTION/SAR GRANTS IN FISCAL 2000
                                % Of Total
                                Options/SARs*
                   Options/     Granted to    Exercise      Expir-
                   SARs*        Employees in  or Base       ation
Name               Granted (#)  Fiscal Year   Price ($/sh)  Date

Robert V. Silva    0            N/A           N/A           N/A

Andrew J.Mayer, Jr 0            N/A           N/A           N/A

     *No SARs have been issued by the Company.

     The following table sets forth: (a) the number of shares received and the aggregate dollar value realized in connection with each exercise of outstanding stock options during Fiscal 2000 by the Chief Executive Officer and the Named Executive Officer; (b) the total number of all outstanding, unexercised options (separately identifying exercisable and unexercisable options) held by such executive officers as of the end of Fiscal 2000; and (c) the aggregate dollar value of all such unexercised options that are in-the-money (i.e., options as to which the fair market value of the underlying common stock of the Company that is subject to the option exceeds the exercise price of the option), as of the end of Fiscal 2000.

            AGGREGATED OPTION/SAR EXERCISES IN FISCAL 2000
                 AND FISCAL YEAR-END OPTION/SAR VALUES

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

                       Compensation of Directors

     Directors of the Company who are not also employees are paid annual directors' fees of $1,875 per calendar quarter, plus $500 for attending each meeting of the board. In Fiscal 2000, Arthur C. Holdsworth, III earned fees of $8,500.

Part III, Item 11.  Security Ownership of Certain Beneficial Owners
                    and Management.

     As of the close of business on March 27, 2001, the Company has issued and outstanding 2,979,190 shares of Common Stock, which figure excludes 1,885,750 shares owned by the Company which are not outstanding and are not eligible to vote.

     Set forth below is a table showing, as of March 27 2001, the number of shares of Common Stock owned beneficially by:

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

Name and Address of
Beneficial Owner and         Number of Shares     Percentage
Identity of Group            Beneficially Owned   of Class

Roger T. Mahan               325,435 (a),(d)      10.9%
47 McGregor Avenue
Mt. Arlington, NJ 07856

Nancy M. Ernst               321,775 (a),(b),(d)  10.8%
2229 Washington Valley Rd.
Martinsville, NJ 08836

Gary A. Mahan                310,601 (a),(c),(d)  10.4%
53 Cross Road
Basking Ridge, NJ 07920

Robert V. Silva              129,968 (e)           4.4%
200 Centennial Avenue
Piscataway, NJ 08854

Andrew J. Mayer, Jr.          45,900 (f)           1.5%
200 Centennial Avenue
Piscataway, NJ 08854

Arthur C. Holdsworth, III     23,200 (g)            .8%
200 Centennial Avenue
Piscataway, NJ 08854

All executive officers       199,068 (h)           6.7%
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

     (d) Members of the Mahan family, consisting of Roger T. Mahan, Nancy M. Ernst and Gary A. Mahan, their spouses and children and their parents, Marvin
 H. Mahan and Ingrid T. Mahan, own 967,911 shares of Common Stock, which represent approximately 32% of the shares outstanding. In addition, Ingrid
 T. Mahan is executrix of the estate of Arthur Tang, which owns an additional 32,750 shares of such common stock.

     (e) Includes incentive options to purchase 50,000 shares at $.75 per share, all of which are presently exercisable, and 6,822 shares held in the Company's 401K Plan, and 50,000 shares granted pursuant to the Company's 2001 Employee Stock Plan.

     (f) Includes incentive options to purchase 5,000 shares at $0.438 per share, all of which are presently exercisable and 40,000 shares granted pursuant to the Company's 2001 Employee Stock Plan.

     (g) Includes 20,000 shares granted pursuant to the Company's 2001 Employee Stock Plan.

     (h) Includes incentive options to purchase 55,000 shares held by two officers of the Company, all of which are presently exercisable and 110,000 shares granted to the executive officers and director pursuant to the Company's 2001 Employee Stock Plan.

Part III, Item 12.  Certain Relationships and Related Transactions.

     On April 22, 1994, the Company made a loan of $75,000 to the President and Chairman of the Board of Directors of the Company, evidenced by a note with interest at a floating prime rate plus 1%. Approximately $115,000 was outstanding with respect to the loan, including interest, as of December 31, 1999. The loan was repaid during December 2000.

      The Company has provided Marvin H. Mahan, a former officer and director, and former principal shareholder of the Company, and the father of three of the Company's principal shareholders, the use of an automobile and contributed to the expenses of maintaining an office for his use including secretarial services since his retirement from the Company. Such expenses totalled approximately $8,000 and $10,000 for the years ended December 31,2000 and 1999, respectively.

       In October 1998, the Company, Marvin H. Mahan and certain entities affiliated with him entered into an agreement which resolved outstanding disputes. The Company had been negotiating with Inmar, Marvin H. Mahan and Tang (collectively, the "Mahan Interests") toward a settlement of disputes with the Company, namely, Inmar's demand for damages for loss of value of property adjoining the Kin-Buc Landfill, the sharing of legal expenses of the suit settled in 1995 pertaining to a site in Carlstadt, New Jersey, and the reimbursement of remediation costs and damages for loss of value at the Piscataway, New Jersey site owned by Tang. Negotiations broadened to include the Mahan Interests' joining in the December 1997 settlement of a derivative suit stemming from litigation regarding the remediation of the Kin-Buc Landfill, the satisfaction of Kin-Buc's judgment against Inmar regarding in-ground clay deposits purchased by Kin-Buc in 1988 and the Mahan Interests' cooperation in the prosecution of the suit against Transtech's excess insurers. In October, 1998 the Company entered into an agreement with the Mahan Interests which resolved such disputes and assigned to the Company all rights of the Mahan Interests, and certain other insured entities affiliated with the Mahan Interests, as insureds and claimants under the excess insurance policies, including those policies which are now the subject of litigation initiated by the Company (see Part I, Item 3, Legal Proceedings). The Company agreed to vacate Kin-Buc's judgment against Inmar in exchange for $480,000 which was paid to the Company from funds deposited with the Superior Court of New Jersey, and to pay $200,000 for the aforementioned assignment of rights under the insurance policies to be paid in two equal installments. The first installment was paid when the Company received the $480,000 from the Superior Court and the second installment is payable when the Company receives payment for claims made against the insurance carriers. An amount equal to the second installment was placed in escrow when the funds were received from the Superior Court and is included in "Other" assets in the accompanying December 31, 2000 and 1999 balance sheets. The Company also agreed to indemnify Marvin H. Mahan for claims that may be made on account of past actions he took in his role as an officer and director of the Company and reimbursed Marvin H. Mahan $68,000 for a portion of the Mahan Interests' legal fees related to the Kin-Buc litigation and their efforts to release the funds held by the Superior Court. The Mahan Interests and the Company exchanged releases from all other claims each has made against the other.

                                PART IV

Part IV, Item 13.  Exhibits and Reports on Form 8-K.

     Exhibits

     The exhibits to this report are listed in the Exhibit Index on pages [36 to 40].

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


Dated: April 2, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


/s/ Robert V. Silva                    April 2, 2000
Robert V. Silva, President and
Chief Executive Officer
and Director


/s/ Andrew J. Mayer, Jr.               April 2, 2000
Andrew J. Mayer, Jr.
Vice President-Finance, Chief
Financial Officer, Secretary and
Director

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

                                                            Sequential
Exhibit No.                                                  Page No.

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

10 (aw)   Stock Purchase Agreement dated as of October 24,
          1995 between ValveCo Inc. and THV Acquisition Corp.
          (without schedules):  See "G" below

                                                            Sequential
Exhibit No.                                                  Page No.

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
          Mahan:  See "K" below

10 (bc)   Transtech Industries, Inc. 2001 Employee Stock
          Plan                                                 35 - 38

11        Statement regarding computation of net loss               39
          per share

13        Annual Report to Stockholders                        40 - 92

21        Subsidiaries of the Registrant                            93






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