Form 10QSB
period 2001-06-30
TRANSTECH INDUSTRIES INC
filed 2001-08-09
CIK 87799

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           ___________

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2001

                              or

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,979,190 shares of common stock, $.50 par value, outstanding as of June 30, 2001. In addition, at such date, the issuer held
1,885,750 shares of common stock, $.50 par value, in treasury.

Transitional Small Business Disclosure Format
(Check One): Yes     No  X
                                               Page 1 of 36 pages
                                         Exhibit index on page 35

                 TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                            I N D E X

                                                          Page(s)
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

      Consolidated Balance Sheets as of June 30,
        2001 and December 31, 2000                         3 -  4

      Consolidated Statements of Operations for the             5
        Six Months Ended June 30, 2001 and 2000

      Consolidated Statements of Operations for the             6
        Three Months Ended June 30, 2001 and 2000

      Consolidated Statements of Cash Flows for the
        Six Months Ended June 30, 2001 and 2000            7 -  8

      Notes to Consolidated Financial Statements           9 - 16

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations           17 - 31

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                      32

Item 6. Exhibits and Reports on Form 8-K                       33


SIGNATURES                                                     34

EXHIBIT INDEX                                                  35

EXHIBITS                                                       36

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)

                             ASSETS

                                        June 30,     December 31,
                                         2001            2000
                                      (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents            $   660         $    75
  Marketable securities                     75           1,241
  Accounts receivable - trade
    (net of allowance for doubtful
    accounts of $2)                      1,211             846
  Closure cost receivable                  194             207
  Escrowed proceeds from sale of
    subsidiary                             120             114
  Prepaid expenses and other               102             100

      Total current assets               2,362           2,583

PROPERTY, PLANT AND EQUIPMENT
  Machinery and equipment                2,909           2,908
  Less accumulated depreciation         (2,856)         (2,843)
      Net property, plant
       and equipment                        53              65

OTHER ASSETS
  Assets held for sale                   1,312           1,312
  Other                                    149             149

      Total other assets                 1,461           1,461

TOTAL ASSETS                           $ 3,876         $ 4,109







         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

               CONSOLIDATED BALANCE SHEETS, Cont'd
                           (In $000's)

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                        June 30,     December 31,
                                         2001            2000
                                      (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt    $     3         $     3
  Accounts payable                         301             263
  Accrued income taxes and related
    interest                             3,987           3,792
  Accrued miscellaneous expenses           154             115

        Total current liabilities        4,445           4,173

OTHER LIABILITIES
  Long-term debt                             2               3
  Accrued remediation and closure
    costs                                2,074           2,076

        Total other liabilities          2,076           2,079

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.50 par value,
    10,000,000 shares authorized:
    4,864,940 and 4,714,940 shares
    issued as of June 30, 2001 and
    December 31, 2000, respectively      2,432           2,357
  Additional paid-in capital             1,450           1,516
  Retained earnings                      4,449           4,963
  Net unrealized gains on marketable
    securities                              38              35
        Subtotal                         8,369           8,871
  Treasury stock, at cost -
    1,885,750 shares                   (11,014)        (11,014)

        Total stockholders' equity
          (deficit)                     (2,645)         (2,143)

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)       $ 3,876         $ 4,109



         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)

                                      For the Six Months Ended
                                               June 30,
                                         2001           2000
NET REVENUES                            $  439         $  268

COST OF OPERATIONS
  Direct operating costs                   121             66
  Selling, general and
    administrative expenses                713            699
    Total cost of operations               834            765

INCOME (LOSS) FROM OPERATIONS             (395)          (497)

OTHER INCOME (EXPENSE)
  Investment income (loss)                  29             62
  Interest expense                          -              (1)
  Interest (expense) credit related
    to income taxes payable               (195)          (177)
  Gain (loss) from sale of property         -              -
  Miscellaneous income (expense)            47             40
    Total other income (expense)          (119)           (76)

INCOME (LOSS) BEFORE INCOME TAXES
  (CREDIT)                                (514)          (573)

  Income taxes (credit)                     -              -

NET INCOME (LOSS)                       $ (514)        $ (573)

INCOME (LOSS) PER COMMON SHARE:

NET INCOME (LOSS)                        $(.18)         $(.20)

NUMBER OF SHARES USED IN
  CALCULATION                        2,907,919      2,829,190






         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)

                                      For the Three Months Ended
                                               June 30,
                                         2001           2000

NET REVENUES                            $  243         $  268

COST OF OPERATIONS
  Direct operating costs                    79             66
  Selling, general and
    administrative expenses                357            334
    Total cost of operations               436            400

INCOME (LOSS) FROM OPERATIONS             (193)          (132)

OTHER INCOME (EXPENSE)
  Investment income (loss)                  10             33
  Interest expense                          -              -
  Interest (expense) credit related
    to income taxes payable                (95)           (94)
  Gain (loss) from sale of property         -              -
  Miscellaneous income (expense)            20             17
    Total other income (expense)           (65)           (44)

INCOME (LOSS) BEFORE INCOME TAXES
  (CREDIT)                                (258)          (176)

  Income taxes (credit)                     -              -

NET INCOME (LOSS)                       $ (258)        $ (176)

INCOME (LOSS) PER COMMON SHARE:

NET INCOME (LOSS)                        $(.09)         $(.06)

NUMBER OF SHARES USED IN
  CALCULATION                        2,979,190      2,829,190






         See Notes to Consolidated Financial Statements

                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

                PART I - FINANCIAL INFORMATION, Cont'd

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In $000's)
                              (Unaudited)
                                         For the Six Months Ended
                                                  June 30,
                                            2001           2000
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers          $    75        $     4
    Cash paid to suppliers and employees     (724)          (724)
    Interest and dividends received            24             33
    Interest paid                              -              (1)
    Other income received                      47             39
    Income taxes paid                          -              -
      Net cash provided by (used in)
        operating activities                 (578)          (649)

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale and maturity
      of marketable securities              1,475          1,181
    Purchase of marketable securities        (308)          (777)
    Purchase of property, plant and
      equipment                                (1)            (8)
    Proceeds from sale of property,
      plant and equipment                      -              -
      Net cash provided by (used in)
        investing activities                1,166            396

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt       (1)            (6)
    Payment of remediation and closure
      costs                                    (2)            (3)
      Net cash provided by (used in)
        financing activities                   (3)            (9)

  NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                               585           (262)
  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE YEAR                                75            474
  CASH AND CASH EQUIVALENTS AT END
    OF THE QUARTER                        $   660        $   212

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                           (In $000's)
                           (Unaudited)

                                         For the Six Months Ended
                                                  June 30,
                                            2001           2000
RECONCILIATION OF NET INCOME (LOSS)
 TO NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:

  NET INCOME (LOSS)                       $  (514)      $  (573)

  ADJUSTMENTS TO RECONCILE NET INCOME
   (LOSS) TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES:
    Depreciation and amortization              13            14
    Issuance of 150,000 shares of common
      stock at par                             75            -
    Additional paid in capital                (66)           -
    (Gain) loss on sale of property,
      plant and equipment                      -             -
    Increase (decrease) in deferred
      income taxes                             -             -
    (Increase) decrease in assets:
      Accounts and notes receivable,
       -net                                  (365)         (268)
      Prepaid expenses and other               16           (72)
      Escrowed proceeds from sale
        of subsidiary                          (6)          (26)
    Increase (decrease) in liabilities:
      Accounts payable and accrued
        expenses                               74            99
      Accrued income taxes and related
        interest                              195           177

 NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                   $  (578)      $  (649)

SUPPLEMENTAL CASH FLOW:

     During March 2001 the Company granted 150,000 shares of the Company's Common Stock, par value $.50, having a market value of $9,000, to the Company's employees and directors.


         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 2001
                           (Unaudited)

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

NOTE 3 - MARKETABLE SECURITIES

     The Company classifies all equity securities and debt securities as available-for-sale securities. Available-for-sale debt securities are carried at amortized cost, which approximates
fair value because of their short term to maturity.   Available-
for-sale equity securities are carried at fair value as determined by quoted market prices. At June 30, 2001, the Company held a portfolio of available-for-sale equity securities that had a cost of $37,000 and a market value of $75,000. The aggregate excess of market value over cost of such securities as of June 30, 2001 of $38,000 is presented as a separate component of stockholders' equity. The excess of market value over cost consisted of gross unrealized gains of $52,000 and gross unrealized losses of $14,000 as of June 30, 2001. The cost of marketable securities sold is determined on the specific identification method and realized gains and losses are reflected in income. Proceeds from sale and maturity of available-for-sale securities during the six months ended June 30, 2001 amounted to $1,475,000. Dividend and interest income is accrued as earned.

NOTE 4 - TRADE RECEIVABLE:

     Accounts receivable-trade as of June 30, 2001 and December 31, 2000 includes $1,001,000 and $634,000, respectively, related to a project at the Southern Ocean Landfill ("SOLF") in New Jersey. On May 15, 2000 the Company's capping plan for SOLF was approved by the New Jersey Department of Environmental Protection (the "Capping Plan"). The Capping Plan calls for the use of recycled materials
where possible in the implementation of the plan.   Tipping fees
generated from the deposit of the recycled materials are paid into a new escrow fund from which the Capping Plan costs are paid. The Company has agreed to seek payment for its services and reimbursement for its costs solely from the escrowed funds generated from the delivery of recycled materials. However, there can be no assurance that the Company will be able to solicit sufficient quantities of recycled material to generate sufficient funds for payment for the services of the Company. One recycled material accounted for 65% of the total volume of all recycled materials to be deposited at the site. The availability of this recycled material has declined dramatically since the project was first proposed, and the Company has a limited ability to substitute materials under the Capping Plan. As a result, the project is behind schedule and has incurred a disproportionate level of operating expenses relative to tipping fees generated. The estimated cost of the project was approximately $1.9 million, of which an estimated $1.4 - 1.5 million and $0.6 - 0.5 million would be paid to the Company and third parties, respectively, for work on the project. The original permit granted to complete the Capping Plan expired March 15, 2001. The Company has proposed modifications to the Capping Plan to allow additional time in which to complete the project, and to allow additional materials to be incorporated into the plan in order to provide funding of the estimated project costs. The permit has been extended to September 29, 2001 to allow the state authorities time to review the proposed modifications to the Capping Plan. However, there can be no assurance that the regulatory approvals necessary for the continuation of the project will be granted, and that sufficient funds will be available to pay amounts owed to the Company.

NOTE 5 - ESCROWED PROCEEDS FROM SALE OF SUBSIDIARY:

     On March 1, 1996, the Company's wholly-owned subsidiary, THV Acquisition Corp. ("THV"), sold all of the issued and outstanding stock of Hunt Valve Company, Inc. ("Hunt") to ValveCo, Inc. A portion of the net cash proceeds of the sale ($750,000) was placed in an interest bearing escrow account to secure the Company's indemnification obligations to the purchaser under the purchase agreement. The escrow will terminate upon the earlier to occur of
(i) the release of all funds from escrow in accordance with the terms thereof or (ii) the later to occur of (x) the expiration of the applicable statute of limitations for the assessment of federal income taxes for all taxable years with respect to which Hunt was a member of the Company's consolidated tax group and (y) the satisfaction by the Company of all assessments or other claims by the Internal Revenue Service for taxes of the consolidated tax group during such years. No indemnification claims have been asserted. During December 2000, $841,000 was released to the Company from the escrowed funds at the request of the Company when it became evident that the income tax liability for the years covered by the escrow was less than $100,000. The escrowed funds with accrued interest income equal $120,000 and $114,000 as of June 30, 2001 and December 31, 2000, respectively, and are classified as current in the accompanying balance sheet since it is anticipated that the funds will be released during 2001.

NOTE 6 - ASSETS HELD FOR SALE

     Assets held for sale consist primarily of real estate which is carried at a cost of $1,312,000 as of June 30, 2001 and December 31, 2000. The real estate included in this category consists of approximately 430 acres in Deptford, N.J., including approximately 100 acres upon which the landfill owned and previously operated by the Company's subsidiary, Kinsley's Landfill, Inc., is situated. The Company is actively pursuing the disposition of these properties. However, based upon market conditions for real estate of this type, the Company is unable to determine when such sale(s) will be consummated. During May 2001, the Company entered into an agreement to sell approximately 55 acres of property adjoining the Kinsley's landfill for $2.5 million. The sale is contingent upon the buyer obtaining approval of its plans for the property from applicable local and state agencies; a process that may require two or more years to accomplish.

NOTE 7 - INCOME TAXES

     During October 2000, the Company concluded litigation in U.S. Tax Court , which it had commenced in 1994, regarding the Company's tax liability for taxable years 1980-88 and certain issues from taxable years 1989-91. The Company settled all of the issues before the Tax Court and has reached agreement with the Service on related issues for all taxable years through 1996. The settlement of this litigation has resulted in tax assessments against the Company of $905,000 of federal income tax after taking into account available net operating losses and tax credits. In addition, the Company estimates that, as of June 30, 2001, approximately $127,000 of state income tax and $2,965,000 of federal interest are owed. State tax authorities may assert that penalties are owed in connection with the state tax liability arising from these settlements. The Company will decide whether to challenge any such state tax penalties if and when they are asserted. The Company has paid the portion of the assessment related to 1995, consisting of $9,000 for federal taxes and $5,000 for interest. The Company's aggregate remaining tax obligation owed as a result of the Company's settlement with the Service of the Tax Court litigation and the related issues for subsequent taxable years is approximately $3,987,000.

     As a result of the settlements, the Company has accepted approximately $5.9 million of the $33.3 million of total adjustments to income asserted by the Service for the 1980-88 period. Many of the adjustments accepted by the Company relate to issues on which the Service would likely have prevailed in Tax Court. The Service has conceded adjustments totaling $27.4 million of taxable income and $2.5 million of penalties. These settlements were accepted by the Congressional Joint Committee on Taxation during April 2000.

     The Company has filed an Offer in Compromise with the Service which requests a reduction in the amount due and permission to pay the reduced obligation in installments. Payment of the state tax liability and interest will be due when amended state tax returns are filed to reflect adjustments to previously reported income resulting from the settlements with the Service. The approximately $4.0 million of taxes and estimated interest calculated through June 30, 2001 that is owed by the Company (plus additional interest accruing from June 30, 2001 until the obligations are settled) exceeds the Company's current liquid assets (i.e. cash and marketable securities).

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

     As of June 30, 2001, the Company has accruals totaling $11.0 million for its estimated share of remediation and closure costs in regard to the Company's former landfill operations, approximately $9.0 million of which is held in trusts and maintained by trustees for financing of the estimated $11.0 million required to fund the closure plan related to the landfill in Deptford, New Jersey owned by the Company's subsidiary, Kinsley's Landfill, Inc.

      The Company and other responsible parties including SCA Services, Inc. ("SCA"), which is an affiliate of Waste Management, Inc. ("WMI"), have provided funding for the on-going remediation of the Kin-Buc Landfill, located in Edison, New Jersey, under an Amended Unilateral Administrative Order issued by the United States Environmental Protection Agency ("EPA") in September 1990. The Kin-Buc Landfill is owned and was operated by the Company's subsidiary, Kin-Buc, Inc. ("Kin-Buc"). In November 1992, EPA issued an Administrative Order for the remediation of certain areas neighboring the Kin-Buc Landfill. The Company and each respondent to these orders is jointly and severally liable there under. The Company initiated a suit in 1990 against generators and transporters of waste deposited at a site with the intent of obtaining contribution toward the cost of remediation. On December 23, 1997, the Company entered into four agreements which settled lawsuits related to the allocation of costs of remediation. One of the December 23, 1997 agreements provided SCA's commitment to defend and indemnify the Company from all future liability for and in connection with the remediation of the site, including an area in the vicinity of the Kin-Buc Landfill known as Mound B. However, the Company remains a responsible party under the aforementioned Administrative Orders issued by EPA.

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

     In May 1997, EPA began an investigation of the area known as Mound B. In May 1998, the final phase of this investigation was completed. In February 1999, the Company received a copy of a letter sent from EPA to SCA informing SCA that EPA has concluded that hazardous materials were disposed of in Mound B. The letter also instructed SCA to provide EPA with work plans to address conditions at the mound. A work plan submitted by SCA, and negotiated throughout much of 2000, was approved subject to certain contingencies, by EPA during January 2001. SCA has proposed that the work commence during April 2001 subject to the satisfaction of certain outstanding issues between SCA and EPA.

     During February 2000, EPA sent the Company a request for information to which the Company provided its response during May 2000. Beginning around the same time as the February 2000 inquiry, the Company and EPA entered into the first of a series of agreements pursuant to which EPA agreed to defer the filing of claims or commencement of litigation with respect to Mound B against the respondents of the Administrative Orders, and the Company agreed to extend the statute of limitations which may otherwise have prevented the filing of such claims or commencement of litigation. The most recent of such extensions expires September 14, 2001.

     During July 1999, counsel to the Company was contacted by EPA regarding a Piscataway, New Jersey site owned by Tang Realty, Inc. ("Tang"). Tang is a corporation controlled by Marvin H. Mahan, a former director and officer, and former principal shareholder of the Company. EPA is performing remediation at the site and had requested information from approximately 100 potentially responsible parties concerning their involvement with the Tang site. The Company had no direct involvement with EPA since October 1990 and had not been the recipient of an EPA request for information. The July 1999 inquiry set forth EPA's concern that the statute of limitations on any claim EPA may have against the Company with respect to the site would expire during August 1999. In consideration for EPA's agreement to defer the filing of a claim against the Company prior to the expiration of such statute of limitations, the Company agreed to enter into an agreement to extend the statute of limitations. Subsequent to August 1999, EPA and the Company have entered into a series of agreements to extend the statute of limitations. The most recent of such extensions expires September 21, 2001. During this period, EPA and the Company are to continue discussion of any potential claims EPA may be contemplating against the Company with respect to the site, and the amount of contribution EPA believes such claims may warrant toward EPA's estimated $2.9 million of unallocated remediation costs associated with the site. Pursuant to a 1988 agreement with Tang, the Company spent approximately $4.3 million for the remediation of the site during 1988, 1989 and 1990.

NOTE 9 - LEGAL PROCEEDINGS

     See Item 1 of Part II of this Form 10-QSB for a discussion of recent developments with respect to the Company's legal matters.

NOTE 10 - EMPLOYEE BENEFIT PLANS

     On March 23, 2001, the Company registered 150,000 shares of its Common Stock, par value $.50 per share, to be issued to its employees and directors pursuant to the Transtech Industries, Inc. 2001 Employee Stock Plan (the "Plan"). The Plan was approved by the Company's Board of Directors on February 7, 2001. All 150,000 shares to be granted under the Plan were issued on March 28, 2001, and had an aggregate market value of $9,000.


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

Results of Operations

     The six months ended June 30, 2001 compared to the six months ended June 30, 2000

     Consolidated revenues by business segment for the six months ended June 30, 2001 and 2000 were as follows (in $000):

                                     2001           2000

     Environmental Services          $793           $554
     Electricity Generation             1             -
       Subtotal                       794            554
     Intercompany                    (355)          (286)
       Net                           $439           $268

     Consolidated net revenues for the six months ended June 30, 2001 were $439,000 compared to $268,000 reported for the same period of 2000.

     The environmental services segment provides construction, remedial and maintenance services at landfills, commercial and industrial sites, and manages methane gas recovery operations. The environmental services segment reported $793,000 of gross operating revenues for the six months ended June 30, 2001 (prior to elimination of intercompany sales) compared to $554,000 for the period in 2000, an increase of 43%. Approximately $355,000 or 45% of the environmental services segment's revenues for the period, compared to $286,000 or 52% for last year, were for services provided to other members of the consolidated group and therefore eliminated in consolidation. Third party sales were $438,000 for the period in 2001, compared to $268,000 for the period in 2000. Substantially all the third party sales during 2001 and 2000 were to one customer, as discussed below.

     The Company is continuing its efforts to expand the customer base of the environmental services segment to additional entities outside the consolidated group. In particular, the Company devoted significant time and incurred significant professional fees during 1998, 1999 and 2000 in pursuit of a contract and state government approval to perform the closure of the Southern Ocean Landfill ("SOLF") in New Jersey. On May 15, 2000 the Company's capping plan for SOLF was approved by the New Jersey Department of Environmental Protection (the "Capping Plan"). The Capping Plan has been limited to the grading and capping of the 12 acre lined portion of SOLF and grading and capping of a portion of the adjoining 44 acre unlined landfill area, and grading and capping of a previously used access road straddling the lined and unlined landfill areas at SOLF. Approved activities also include leachate collection and pump repair, slope stability analysis, stormwater management, gas vent installation, groundwater monitoring and associated activities.
The Capping Plan calls for the use of recycled materials where possible in the implementation of the plan. Tipping fees generated from the deposit of the recycled materials are paid into an escrow fund from which the Capping Plan costs are paid. The Company is performing all of the above construction and managerial functions required under the Capping Plan as well as acting as SOLF's agent to solicit the recycled materials. The Company has agreed to seek payment for its services and reimbursement for its costs solely from the escrowed funds generated from the delivery of recycled
materials.   However, there can be no assurance that the Company
will be able to solicit sufficient quantities of recycled material to generate sufficient funds for reimbursement of the above expenditures, or payment for the services of the Company. One recycled material accounted for 65% of the total volume of all recycled materials to be deposited at the site. The availability of this recyclable material has declined dramatically since the project was first proposed, and the Company has a limited ability to substitute materials under the Capping Plan. As a result, the project is behind schedule and has incurred a disproportionate level of operating expenses relative to tipping fees generated.
The estimated cost of the project was approximately $1.9 million, of which an estimated $1.4 - 1.5 million and $0.6 - 0.5 million would be paid to the Company and third parties, respectively, for work on the project. The original permit granted to complete the Capping Plan expired March 15, 2001. The Company has proposed modifications to the Capping Plan to allow additional time in which to complete the project, and to allow additional materials to be incorporated into the plan in order to provide funding of the estimated project costs. The permit has been extended to September 29, 2001 to allow the state authorities time to review the proposed modifications to the Capping Plan. The Company recognized revenue of $437,000 and $268,000 related to this site during the six months ended June 30, 2001 and 2000, respectively. Approximately $1,001,000 and $634,000 related to this project is included in Accounts receivable - trade at June 30, 2001 and December 31, 2000, respectively. The revenue reported for 2000 includes billings of $104,000 for a portion of the costs incurred and expensed in years prior to the award of the contract.

     The Company's environmental services segment continues to perform closure activities on sites previously operated by the Company's subsidiaries. Work performed on a landfill owned by the Company and located in Deptford, New Jersey is submitted for reimbursement to a trust account established to finance the closure activities at the site.

     The segment that generates electricity using methane gas as fuel reported $1,000 of revenue for the six months ended June 30, 2001. No revenues were reported for the period during 2000. The electricity generating facility consists of four diesel/generating units each capable of generating approximately 48,000 kwh/day at full capacity. The minimal amount of kilowatt hours sold is primarily due to the Company electing to limit repairs to the diesel/generating units pending the outcome of negotiations of offers to purchase the electricity generating operations. Electricity generated is sold pursuant to a long term contract with a local utility. The contract has four years remaining. Revenues are a function of the number of kilowatt hours sold, the rate received per kilowatt hour and capacity payments. The contract with the local utility allows for a continuous interruption in electricity supply for a period of up to twelve months. The Company temporarily curtailed the facility's operations during June 1999 and has operated one unit sporadically since June 2000. Methane gas is a component of the landfill gas generated by a landfill site owned by the Company and located in Deptford, New Jersey. Engineering studies indicate sufficient quantities of gas at the landfill to continue the operation of the facility for approximately 11 years. Elements of the landfill gas are more corrosive to the equipment than traditional fuels, resulting in more hours dedicated to repair and maintenance than with equipment utilizing traditional fuels. The Company is evaluating several options with respect to the future operation of the facility.

     Consolidated direct operating costs were $121,000 for the six months ended June 30, 2001 compared to $66,000 reported for the same period in 2000. This increase in direct operating costs is primarily due to the increase in activities of the environmental services segment. Direct costs for the electricity generating segment for the six months ended June 30, 2001 declined when compared to the comparable period of 2000 due to the Company's decision to limit expenditures on the operation, repair and maintenance of the electric generating equipment.

     Consolidated selling, general and administrative expenses for the six months ended June 30, 2001 were $713,000, an increase of $14,000 or 2% from $699,000 reported for the same period in 2000. The increase in selling, general and administrative expenses is primarily due to an increase in professional fees and personnel costs in excess of a decrease in insurance costs and expenditures related to the Company's business development and asset divestiture efforts. Significant professional fees and administrative costs continue to be incurred in support of the Company's ongoing litigation, business development and asset divestiture efforts (see "Liquidity and Capital Resources - Liquidity").

     The Company's consolidated operating loss for the six months ended June 30, 2001 decreased to $395,000 from a loss of $497,000 for the same period in 2000.

     Consolidated investment income was $29,000 for the six months ended June 30, 2001, a decrease of $33,000 from $62,000 reported for the comparable period in 2000.

     Consolidated interest expense for the six months ended June
30, 2001 was less than $1,000 versus $1,000 reported for the same period in 2000.

     Interest reported as "Interest (expense) credit related to income taxes payable" represents the increase or decrease in the amount of interest accrued on estimated income taxes payable as a result of the Company's tax litigation referred to below. Interest expense of $195,000 and $177,000 was reported for the six months ended June 30, 2001 and 2000, respectively.

     Consolidated miscellaneous income for the six months ended June 30, 2001 was $47,000, an increase of $7,000 when compared to the $40,000 reported for the same period of 2000. Miscellaneous income for the period in 2001 and 2000 includes income of $10,000 in recognition of royalty payments received from the lessee of certain of the Company's real property situated beneath the lessee's landfill. The payments are reported net of a fee payable pursuant to a consulting agreement executed in 1982.

     No provisions for income taxes had been recognized for the six months ended June 30, 2001 and 2000.

     Consolidated net loss for the six months ended June 30, 2001 was $514,000 or $(.18) per share, compared to a net loss of $573,000 or $(.20) per share, for the six months ended June 30, 2000.


     The three months ended June 30, 2001 compared to the three months ended June 30, 2000

     Consolidated revenues by business segment for the three months ended June 30, 2001 and 2000 were as follows (in $000):

                                     2001           2000

     Environmental Services          $429           $385
     Electricity Generation             1             -
       Subtotal                       430            385
     Intercompany                    (187)          (117)
       Net                           $243           $268

     Consolidated net revenues for the three months ended June 30, 2001 were $243,000 compared to $268,000 for the same period of 2000.

     The environmental services segment reported $429,000 of gross operating revenues for the three months ended June 30, 2001 (prior to elimination of intercompany sales) compared to $385,000 for the period in 2000, an increase of 11%. Approximately $187,000 or 44% of the environmental services segment's revenues for the period, compared to $117,000 or 30% for last year, were for services provided to other members of the consolidated group and therefore eliminated in consolidation. Third party sales were $242,000 for the period in 2001, compared to $268,000 for the period in 2000. Substantially all the third party sales during 2001 and 2000 were to one customer, SOLF. The revenue reported for 2000 includes billings of $104,000 for a portion of the costs incurred and expensed in years prior to the award of the contract.

     The segment that generates electricity using methane gas as fuel reported revenue of $1,000 for the three months ended June 30, 2001. No revenues were reported for the period in 2000. The Company temporarily curtailed the facility's operations during June 1999 and has operated only one of the four electricity generating units sporadically since June 2000.

     Consolidated direct operating costs were $79,000 for the three months ended June 30, 2001 compared to $66,000 reported for the same period in 2000. This increase in direct operating costs is primarily due to the increase in activities of the environmental services segment. Nominal costs were reported for the electricity generating operation for the three months ended June 30, 2001 and 2000 due to the Company's decision to forego expenditures on the operation, repair and maintenance of the electric generating equipment.

     Consolidated selling, general and administrative expenses for the three months ended June 30, 2001 were $357,000, an increase of $23,000 or 7% from $334,000 reported for the same period in 2000. The increase in selling, general and administrative expenses is primarily due to an increase in professional fees in excess of a decrease in insurance costs and expenditures related to the Company's business development and asset divestiture efforts. Significant professional fees and administrative costs continue to be incurred in support of the Company's ongoing litigation, business development and asset divestiture efforts (see "Liquidity and Capital Resources - Liquidity").

     The Company's consolidated operating loss for the three months ended June 30, 2001 increased to $193,000 from a loss of $132,000 for the same period in 2000.

     Consolidated investment income was $10,000 for the three months ended June 30, 2001, a decrease of $23,000 from $33,000 for the comparable period in 2000.

     Consolidated interest expense for the three months ended June 30, 2001 and 2000 was less than $1,000.

     Interest expense related to income taxes payable of $95,000 and $94,000 was reported for the three months ended June 30, 2001 and 2000, respectively.

     Consolidated miscellaneous income for the three months ended June 30, 2001 was $20,000, an increase of $3,000 when compared to the $17,000 reported for the same period of 2000. Miscellaneous income for the period in 2001 and 2000 includes income of $5,000 in recognition of royalty payments received from the lessee of certain of the Company's real property situated beneath the lessee's landfill. The payments are reported net of a fee payable pursuant to a consulting agreement executed in 1982.

     No provision for income taxes has been recognized for the three months ended June 30, 2001 and 2000.

     Consolidated net loss for the three months ended June 30, 2001 was $258,000 or $(.09) per share, compared to a net loss of $176,000 or $(.06) per share, for the three months ended June 30, 2000.

Liquidity and Capital Resources

     THE COMPANY FACES SIGNIFICANT SHORT-TERM AND LONG-TERM CASH REQUIREMENTS FOR (I) FEDERAL AND STATE INCOME TAXES AND INTEREST WHICH HAVE BEEN ASSESSED AND ARE NOW DUE AS DISCUSSED BELOW AND IN THE NOTES TO THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS FOR THE QUARTER ENDED JUNE 30, 2001, (II) FUNDING OBLIGATIONS AND REMEDIATION COSTS ASSOCIATED WITH SITES OF PAST OPERATIONS, AND
(III) FUNDING ITS PROFESSIONAL AND ADMINISTRATIVE COSTS.

     As discussed in detail below, the Company and the Internal Revenue Service (the "Service") have settled all of its issues before the US Tax Court regarding the Company's tax liability for the years 1980 through 1991, and the federal and state income tax obligations stemming from the settlements have been assessed and are now due. The assessed tax obligation, estimated at approximately $4.0 million through June 30, 2001, exceeds the Company's currently liquid assets. Although the Company anticipates that a favorable resolution of its claims against its insurance carriers for recoveries of past remediation costs, discussed below, will result in after-tax proceeds greater than the amount of the assessed tax obligations, the proceeds remaining after an immediate payment of the full amount of the tax obligation may be insufficient to satisfy the Company's other obligations and meet its operating expenses as they come due. The Company intends to pursue all opportunities of potential relief with respect to the payment of the tax obligation afforded it under the tax code. In addition, the Company's past participation in the waste handling and disposal industries subjects the Company to future events or changes in environmental laws or regulations, which cannot be predicted at this time, which could result in material increases in remediation and closure costs, and other potential liabilities that may ultimately result in costs and liabilities in excess of its available financial resources.

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

     In the event of an unfavorable resolution of the insurance litigation or payment negotiations with the Service, or should the proceeds of asset sales be insufficient to meet the Company's future cash requirements, including its tax liabilities, then, if other alternatives are unavailable at that time, the Company may be forced to consider a plan of liquidation of its remaining assets, whether through bankruptcy proceedings or otherwise.

     Net cash used in operating activities for the six months ended June 30, 2001 decreased to a net use of $578,000 compared to a use of $649,000 in the same period of 2000, due primarily to the increase in cash received from customers. Net cash provided by investing activities increased for the six months ended June 30, 2001 to $1,166,000 from $396,000 due to the maturity of investments in debt securities. The use of cash in financing activities decreased to $3,000 from $9,000 for the period last year. Funds held by the Company in the form of cash and cash equivalents increased as of June 30, 2001 to $660,000 from $212,000 as of June 30, 2000. The sum of cash, cash equivalents and marketable securities as of June 30, 2001 decreased to $735,000 from $1,029,000 when compared to June 30, 2000.

     Working capital deficit was $2.1 million as of June 30, 2001 and $1.6 million as of December 31, 2000, and the ratio of current assets to current liabilities was 0.5 to 1 as of June 30, 2001 and
0.6 to 1 as of December 31, 2000.

Taxes

     During October 2000, the Company concluded litigation in U.S. Tax Court, which it commenced in 1994, regarding the Company's tax liability for taxable years 1980-88 and certain issues from taxable years 1989-91. The Company settled all of the issues before the Tax Court and has reached agreement with the Service on its tax liability for all taxable years through 1996. The settlement of this litigation has resulted in tax assessments against the Company of $905,000 of federal income tax after taking into account available net operating losses and tax credits. In addition, the Company estimates that, as of June 30, 2001, approximately $127,000 of state income tax and $2,965,000 of federal interest are owed. State tax authorities may assert that penalties are owed in connection with the state tax liability arising from these settlements. The Company will decide whether to challenge any such state tax penalties if and when they are asserted. The Company has paid the portion of the assessment related to 1995 during 2000, $9,000 for federal taxes and $5,000 for interest. The Company's aggregate remaining tax obligation owed as a result of the Company's settlement with the Service of the Tax Court litigation and subsequent taxable years is approximately $3,987,000.

     During March, 2001, the Company filed an Offer in Compromise with the Service which requests a reduction in the amount due and permission to pay the reduced obligation in installments. Payment of the state tax liability and interest will be due when amended state tax returns are filed to reflect adjustments to previously reported income resulting from the settlements with the Service. The approximately $4.0 million of taxes and estimated interest calculated through June 30, 2001 that is owed by the Company (plus additional interest accruing from June 30, 2001 until the obligations are settled) exceeds the Company's current liquid assets (i.e. cash and marketable securities).

Remediation and Closure Costs

     As of June 30, 2001, the Company has accrued $11.0 million for its estimated share of remediation and closure costs related to the Company's former landfill and waste handling operations. Approximately $9.0 million is held in trust and maintained by trustees for the post-closure activities of one site located in Deptford, New Jersey (see Note 8 to the Company's Consolidated Financial Statements).

     The Company and other responsible parties including SCA Services, Inc. ("SCA"), which is an affiliate of Waste Management, Inc. ("WMI"), have provided funding for the on-going remediation of the Kin-Buc Landfill, located in Edison, New Jersey, under an Amended Unilateral Administrative Order issued by the United States Environmental Protection Agency ("EPA") in September 1990. The Kin-Buc Landfill is owned and was operated by the Company's subsidiary, Kin-Buc, Inc. ("Kin-Buc"). In November 1992, EPA issued an Administrative Order for the remediation of certain areas neighboring the Kin-Buc Landfill. The Company and each respondent to these orders is jointly and severally liable thereunder. The Company initiated a suit in 1990 against generators and transporters of waste deposited at a site with the intent of obtaining contribution toward the cost of remediation. On December 23, 1997, the Company entered into four agreements which settled lawsuits related to the allocation of costs of remediation. One of the December 23, 1997 agreements provided SCA's commitment to defend and indemnify the Company from all future liability for and in connection with the remediation of the site, including an area in the vicinity of the Kin-Buc Landfill known as Mound B. However, the Company remains a responsible party under the aforementioned Administrative Orders issued by EPA, and may incur administrative and legal costs complying with such Administrative Orders. In February 1999, EPA notified SCA that EPA has concluded that hazardous materials were disposed of in Mound B. SCA's work plan was approved by EPA during January 2001 subject to certain contingencies. Beginning in February 2000, the Company and EPA entered into a series of agreements pursuant to which EPA agreed to defer the filing of claims or commencement of litigation with respect to Mound B against the respondents of the Administrative Orders, and the Company agreed to extend the statute of limitations which may otherwise have prevented the filing of such claims or commencement of litigation. The most recent of such extensions expires September 14, 2001.

     In conjunction with the 1997 settlement of the litigation related to the Kin-Buc Landfill discussed above, the Company committed a portion of the proceeds, if any, net of certain adjustments, arising from its litigation against its excess carriers be paid to SCA. Such payment is not to exceed $3.5 million. For a discussion of this matter, see "Insurance Claims for Past Remedial Costs" below.

     During July 1999, counsel to the Company was contacted by EPA regarding a Piscataway, New Jersey site owned by Tang Realty, Inc. ("Tang"). Tang is a corporation controlled by Marvin H. Mahan, a former director and officer, and former principal shareholder of the Company. EPA is performing remediation at the site and had requested information from approximately 100 potentially responsible parties concerning their involvement with the Tang site. The Company had no direct involvement with EPA since October 1990 and had not been the recipient of an EPA request for information. The July 1999 inquiry set forth EPA's concern that the statute of limitations on any claim EPA may have against the Company with respect to the site would expire during August 1999. In consideration for EPA's agreement to defer the filing of a claim against the Company prior to the expiration of such statute of limitations, the Company agreed to enter into an agreement to extend the statute of limitations. Subsequent to August 1999, EPA and the Company have entered into a series of agreements to extend the statute of limitations. The most recent of such extensions expires September 21, 2001. During this period, EPA and the Company are to continue discussions of any potential claims EPA may be contemplating against the Company with respect to the site, and the amount of contribution EPA believes such claims may warrant toward EPA's estimated $2.9 million of unallocated remediation costs associated with the site. Pursuant to a 1988 agreement with Tang, the Company spent approximately $4.3 million toward the remediation of the site in 1988, 1989 and 1990.

Insurance Claims for Past Remediation Costs

     In 1995, the Company commenced suit against its excess insurers who provided coverage during the period 1965 through 1986 to obtain a recovery of past remediation costs and indemnification for future costs incurred in connection with the remediation of the Kin-Buc Landfill, the Tang site located in Piscataway, N.J., and for the defense of litigation related thereto. The defendant insurers include various London and London Market insurance companies, First State Insurance Company and International Insurance Company. During June 1999, the Company and First State entered into an agreement pursuant to which the Company agreed to accept $250,000 in satisfaction of its current and potential future claims with respect to environmental contamination as defined in such agreement. During July 2000, the Company and International Insurance Company entered into an agreement pursuant to which the Company agreed to accept $17,500 in satisfaction of its current and future environmental contamination claims. The remaining defendants have answered the complaint against them and discovery has substantially concluded. Further proceedings have been stayed pending the outcome of settlement negotiations. Some of the London and London Market insurance companies that participated in the policies held by the Company are insolvent. The estates of some of these insolvent companies have sufficient assets to make a partial contribution toward claims filed by the Company. During August 1999 the Company received approximately $35,000 in satisfaction of its claims against the estate of an insolvent excess insurance carrier. The Company has committed a portion of the proceeds, if any, arising from this suit to be paid to certain third-parties in conjunction with the settlement of certain litigation related to a site of past operations located in Carlstadt, New Jersey. The Company also committed a portion of the proceeds, if any, net of certain adjustments, arising from this excess carrier litigation be paid to legal counsel representing the Company in this suit and to SCA in conjunction with the settlement of the litigation related to the Kin-Buc Landfill as discussed above. All of the policies of excess insurance issued by the defendant insurers cover Transtech, its present subsidiaries and former subsidiaries, some of which Transtech no longer controls. Certain companies presently or formerly owned or controlled by a former principal shareholder, director and officer of the Company are also covered, however such parties assigned their rights as holders and claimants under these policies to the Company in October 1998.

     The Company can not assure that the timing and amount of the net proceeds from the successful litigation or settlement of the insurance claims will be sufficient to meet the cash requirements of the Company discussed above.

Assets Held for Sale

     Assets held for sale consist primarily of real estate which is carried at a cost of $1,312,000 as of June 30, 2001 and December 31, 2000. The real estate included in this category consists of approximately 430 acres of predominately vacant property located in Deptford, N.J. (including approximately 100 acres upon which the landfill owned and operated by the Company's subsidiary Kinsley's Landfill, Inc. ("Kinsley's") is situated). The Company had attempted to maximize the consideration received for the property through the sale or lease of the Deptford Property as a recycling
center/construction and demolition waste depository.    However,
discussions with local officials lead the Company to conclude that such plans are unlikely to be accomplished in the foreseeable future. The Company is now pursuing the disposition of the property through the sale of individual parcels and/or groups of parcels. However, based upon market conditions for real estate of this type the Company is unable to determine when sale(s) of the parcels will ultimately be consummated and proceeds received. During May, 2001 the Company entered into a contract to sell approximately 55 acres adjoining Kinsley's landfill for $2.5 million. The sale is contingent upon the buyer obtaining approval of its plans for the property from applicable local and state agencies; a process that may require two or more years to accomplish.

Escrowed Proceeds from Sale of Subsidiary

     A portion of the net cash proceeds from the 1996 sale of a subsidiary was placed in an interest bearing escrow account to secure the Company's indemnification obligations to the purchaser under the purchase agreement. The escrow will terminate upon the earlier to occur of (i) the release of all funds from escrow in accordance with the terms thereof or (ii) the later to occur of (x) the expiration of the applicable statute of limitations for the assessment of federal income taxes for all taxable years with respect to which the subsidiary was a member of the Company's consolidated tax group and (y) the satisfaction by the Company of all assessments or other claims by the Internal Revenue Service for taxes of the consolidated tax group during such years. No indemnification claims have been asserted. During December 2000, $841,000 was released to the Company from the escrowed funds at the request of the Company when it became evident that the income tax liability for the years covered by the escrow were less than $100,000. The escrowed funds plus accrued interest income equal $120,000 as of June 30, 2001.

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

               PART II - OTHER INFORMATION, Cont'd


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibits

      Exhibit 11 - Computation of Earnings (Loss) Per Common Share

      Exhibit 27 - Financial Data Schedule

  b) Reports on Form 8-K

     The Company filed a report on Form 8-K dated May 17, 2001 to announce the agreement between the Company and BFW Development LLC ("BFW") pursuant to which the Company agreed to sell BFW approximately 55 acres of real property located in Deptford, N.J.

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  August 9, 2001        By:  /s/ Robert V. Silva
                                  Robert V. Silva, President
                                  and Chief Executive Officer


                                              and


Date:  August 9, 2001        By:  /s/ Andrew J. Mayer, Jr.
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary













                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED June 30, 2001

                          EXHIBIT INDEX

EXHIBIT                                                    PAGE
  NO.                                                       NO.

 11     Computation of Earnings (Loss) Per Common Share     36

 27     Financial Data Schedule                             N/A