Form 10QSB
period 2001-09-30
TRANSTECH INDUSTRIES INC
filed 2001-11-14
CIK 87799

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           ___________

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001

                              or

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,979,190 shares of common stock, $.50 par value, outstanding as of September 30, 2001. In addition, at such date, the issuer held 1,885,750 shares of common stock, $.50 par value, in treasury.

Transitional Small Business Disclosure Format
(Check One): Yes     No  X
                                               Page 1 of 64 pages
                                         Exhibit index on page 40

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                            I N D E X

                                                          Page(s)
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

      Consolidated Balance Sheets as of September 30,
        2001 and December 31, 2000                         3 -  4

      Consolidated Statements of Operations for the             5
        Nine Months Ended September 30, 2001 and 2000

      Consolidated Statements of Operations for the             6
        Three Months Ended September 30, 2001 and 2000

      Consolidated Statements of Cash Flows for the
        Nine Months Ended September 30, 2001 and 2000      7 -  8

      Notes to Consolidated Financial Statements           9 - 16

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations           17 - 32

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                 33 - 37

Item 6. Exhibits and Reports on Form 8-K                       38


SIGNATURES                                                     39

EXHIBIT INDEX                                                  40

EXHIBITS                                                  41 - 64

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)

                             ASSETS

                                     September 30,  December 31,
                                         2001            2000
                                      (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents            $   486         $    75
  Marketable securities                     -            1,241
  Accounts receivable - trade
    (net of allowance for doubtful
    accounts of $2)                      1,436             846
  Closure cost receivable                  132             207
  Escrowed proceeds from sale of
    subsidiary                             121             114
  Prepaid expenses and other               112             100

      Total current assets               2,287           2,583

PROPERTY, PLANT AND EQUIPMENT
  Machinery and equipment                2,909           2,908
  Less accumulated depreciation         (2,863)         (2,843)
      Net property, plant
       and equipment                        46              65

OTHER ASSETS
  Assets held for sale                   1,312           1,312
  Other                                    149             149

      Total other assets                 1,461           1,461

TOTAL ASSETS                           $ 3,794         $ 4,109







         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

               CONSOLIDATED BALANCE SHEETS, Cont'd
                           (In $000's)

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                     September 30,  December 31,
                                         2001            2000
                                      (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt    $     3         $     3
  Accounts payable                         338             263
  Accrued income taxes and related
    interest                             4,076           3,792
  Accrued miscellaneous expenses           143             115

        Total current liabilities        4,560           4,173

OTHER LIABILITIES
  Long-term debt                             1               3
  Accrued remediation and closure
    costs                                2,067           2,076

        Total other liabilities          2,068           2,079

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.50 par value,
    10,000,000 shares authorized:
    4,864,940 and 4,714,940 shares
    issued as of September 30, 2001
    and December 31, 2000,
    respectively                         2,432           2,357
  Additional paid-in capital             1,450           1,516
  Retained earnings                      4,298           4,963
  Net unrealized gains on marketable
    securities                              -               35
        Subtotal                         8,180           8,871
  Treasury stock, at cost -
    1,885,750 shares                   (11,014)        (11,014)

        Total stockholders' equity
          (deficit)                     (2,834)         (2,143)

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)       $ 3,794         $ 4,109


         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)

                                      For the Nine Months Ended
                                            September 30,
                                         2001           2000
NET REVENUES                            $  682         $  504

COST OF OPERATIONS
  Direct operating costs                   219            125
  Selling, general and
    administrative expenses                983          1,046
    Total cost of operations             1,202          1,171

INCOME (LOSS) FROM OPERATIONS             (520)          (667)

OTHER INCOME (EXPENSE)
  Investment income (loss)                  36             90
  Interest expense                          -              (1)
  Interest (expense) credit related
    to income taxes payable               (284)          (275)
  Gain (loss) from sale of securities       34             -
  Miscellaneous income (expense)            69             60
    Total other income (expense)          (145)          (126)

INCOME (LOSS) BEFORE INCOME TAXES
  (CREDIT)                                (665)          (793)

  Income taxes (credit)                     -              -

NET INCOME (LOSS)                       $ (665)        $ (793)

INCOME (LOSS) PER COMMON SHARE:

NET INCOME (LOSS)                        $(.23)         $(.28)

NUMBER OF SHARES USED IN
  CALCULATION                        2,931,937      2,829,190






         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)

                                      For the Three Months Ended
                                             September 30,
                                         2001           2000

NET REVENUES                            $  243         $  236

COST OF OPERATIONS
  Direct operating costs                    98             59
  Selling, general and
    administrative expenses                270            347
    Total cost of operations               368            406

INCOME (LOSS) FROM OPERATIONS             (125)          (170)

OTHER INCOME (EXPENSE)
  Investment income (loss)                   7             28
  Interest expense                          -              -
  Interest (expense) credit related
    to income taxes payable                (89)           (98)
  Gain (loss) from sale of securities       34             -
  Miscellaneous income (expense)            20             20
    Total other income (expense)           (26)           (50)

INCOME (LOSS) BEFORE INCOME TAXES
  (CREDIT)                                (151)          (220)

  Income taxes (credit)                     -              -

NET INCOME (LOSS)                       $ (151)        $ (220)

INCOME (LOSS) PER COMMON SHARE:

NET INCOME (LOSS)                        $(.05)         $(.08)

NUMBER OF SHARES USED IN
  CALCULATION                        2,979,190      2,829,190






         See Notes to Consolidated Financial Statements

                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

                PART I - FINANCIAL INFORMATION, Cont'd

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In $000's)
                              (Unaudited)
                                        For the Nine Months Ended
                                               September 30,
                                            2001           2000
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers          $    92        $     4
    Cash paid to suppliers and employees   (1,006)        (1,064)
    Interest and dividends received            29             45
    Interest paid                              -              (1)
    Other income received                      69             60
    Income taxes paid                          -              -
      Net cash provided by (used in)
        operating activities                 (816)          (956)

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale and maturity
      of marketable securities              1,547          1,636
    Purchase of marketable securities        (308)          (974)
    Purchase of property, plant and
      equipment                                (1)           (16)
    Proceeds from sale of property,
      plant and equipment                      -              -
      Net cash provided by (used in)
        investing activities                1,238            646

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt       (2)            (7)
    Payment of remediation and closure
      costs                                    (9)            (9)
      Net cash provided by (used in)
        financing activities                  (11)           (16)

  NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                               411           (326)
  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE YEAR                                75            474
  CASH AND CASH EQUIVALENTS AT END
    OF THE QUARTER                        $   486        $   148


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                           (In $000's)
                           (Unaudited)

                                         For the Nine Months Ended
                                               September 30,
                                            2001           2000
RECONCILIATION OF NET INCOME (LOSS)
 TO NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:

  NET INCOME (LOSS)                       $  (665)      $  (793)

  ADJUSTMENTS TO RECONCILE NET INCOME
   (LOSS) TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES:
    Depreciation and amortization              20            21
    Issuance of 150,000 shares of common
      stock at par                             75            -
    Additional paid in capital                (66)           -
    (Gain) loss on sale of securities         (34)           -
    Increase (decrease) in deferred
      income taxes                             -             -
    (Increase) decrease in assets:
      Accounts and notes receivable,
       -net                                  (590)         (511)
      Prepaid expenses and other               64           (13)
      Escrowed proceeds from sale
        of subsidiary                          (7)          (40)
    Increase (decrease) in liabilities:
      Accounts payable and accrued
        expenses                              103           105
      Accrued income taxes and related
        interest                              284           275

 NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                   $  (816)      $  (956)

SUPPLEMENTAL CASH FLOW INFORMATION:

     During March 2001 the Company granted 150,000 shares of the Company's Common Stock, par value $.50, having a market value of $9,000, to the Company's employees and directors.


         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2001
                           (Unaudited)

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

NOTE 3 - MARKETABLE SECURITIES

     The Company classifies all equity securities and debt securities as available-for-sale securities. Available-for-sale debt securities are carried at amortized cost, which approximates
fair value because of their short term to maturity.   Available-
for-sale equity securities are carried at fair value as determined by quoted market prices. At September 30, 2001, the Company held a portfolio of available-for-sale equity securities that had a cost of $280 and a market value of $174. The excess of cost over market value of such securities as of September 30, 2001 of $106 is presented as a separate component of stockholders' equity. The cost of marketable securities sold is determined on the specific identification method and realized gains and losses are reflected in income. Proceeds from sale and maturity of available-for-sale securities during the nine months ended September 30, 2001 amounted to $1,547,000, and consisted of $1,475,000 from the maturity of debt securities and $72,000 from the sale of equity securities. Dividend and interest income is accrued as earned.

NOTE 4 - TRADE RECEIVABLE:

     Accounts receivable-trade as of September 30, 2001 and December 31, 2000 includes $1,214,000 and $634,000, respectively, related to a project at the Southern Ocean Landfill ("SOLF") in New Jersey. On May 15, 2000 the Company's capping plan for SOLF was approved by the New Jersey Department of Environmental Protection (the "Capping Plan"). The initial estimate of the aggregate cost of the project was approximately $1.9 million, of which an estimated $1.4 - 1.5 million and $0.6 - 0.5 million would be paid to the Company and third parties, respectively, for work on the project. The Capping Plan calls for the use of recycled materials
where possible in the implementation of the plan.   Tipping fees
generated from the deposit of the recycled materials are paid into a new escrow fund from which the Capping Plan costs are paid. The Company had initially agreed to seek payment for its services and reimbursement for its costs solely from the escrowed funds generated from the delivery of recycled materials. One recycled material accounted for 65% of the total volume of all recycled materials initially projected to be deposited at the site. The availability of this recycled material has declined dramatically since the project was first proposed, and the Company has a limited ability to substitute materials under the Capping Plan. As a result, the project is behind schedule and has incurred a disproportionate level of operating expenses relative to tipping fees generated. The original permit granted to complete the Capping Plan expired March 15, 2001. The permit has been extended tentatively to June 30, 2002, however, such extension is contingent upon the state authorities' review and approval of modifications to the Capping Plan proposed by the Company. The proposed modifications to the Capping Plan would, among other things, allow additional time in which to deposit materials, allow additional materials to be incorporated into the plan in order to provide funding of the additional estimated project costs and provide funding of certain closure activities with funds from sources other than the tipping fees generated. There can be no assurance that the regulatory approvals necessary for the continuation of the project will be granted, and that sufficient funds will be available to pay amounts owed to the Company.

NOTE 5 - ESCROWED PROCEEDS FROM SALE OF SUBSIDIARY:

     On March 1, 1996, the Company's wholly-owned subsidiary, THV Acquisition Corp. ("THV"), sold all of the issued and outstanding stock of Hunt Valve Company, Inc. ("Hunt") to ValveCo, Inc. A portion of the net cash proceeds of the sale ($750,000) was placed in an interest bearing escrow account to secure the Company's indemnification obligations to the purchaser under the purchase agreement. The escrow will terminate upon the earlier to occur of
(i) the release of all funds from escrow in accordance with the terms thereof or (ii) the later to occur of (x) the expiration of the applicable statute of limitations for the assessment of federal income taxes for all taxable years with respect to which Hunt was a member of the Company's consolidated tax group and (y) the satisfaction by the Company of all assessments or other claims by the Internal Revenue Service for taxes of the consolidated tax group during such years. No indemnification claims have been asserted. During December 2000, $841,000 was released to the Company from the escrowed funds at the request of the Company when it became evident that the income tax liability for the years covered by the escrow was less than $100,000. The escrowed funds with accrued interest income equal $121,000 and $114,000 as of September 30, 2001 and December 31, 2000, respectively, and are classified as current in the accompanying balance sheet since it is anticipated that the funds will be released within twelve months.

NOTE 6 - ASSETS HELD FOR SALE

     Assets held for sale consist primarily of real estate which is carried at a cost of $1,312,000 as of September 30, 2001 and December 31, 2000. The real estate included in this category consists of approximately 430 acres in Deptford, N.J., including approximately 100 acres upon which the landfill owned and previously operated by the Company's subsidiary, Kinsley's Landfill, Inc., is situated. The Company is actively pursuing the disposition of these properties. However, based upon market conditions for real estate of this type, the Company is unable to determine when such sale(s) will be consummated. During May 2001, the Company entered into an agreement to sell approximately 55 acres of property adjoining the Kinsley's landfill for $2.5 million. The sale is contingent upon the buyer obtaining approval of its plans for the property from applicable local and state agencies; a process that may require two or more years to accomplish.

NOTE 7 - INCOME TAXES

     During October 2000, the Company concluded litigation in U.S. Tax Court , which it had commenced in 1994, regarding the Company's tax liability for taxable years 1980-88 and certain issues from taxable years 1989-91. The Company settled all of the issues before the Tax Court and has reached agreement with the Service on related issues for all taxable years through 1996. The settlement of this litigation has resulted in tax assessments against the Company of $905,000 of federal income tax after taking into account available net operating losses and tax credits. In addition, the Company estimates that, as of September 30, 2001, approximately $127,000 of state income tax and $3,053,000 of federal interest are owed. State tax authorities may assert that penalties are owed in connection with the state tax liability arising from these settlements. The Company will decide whether to challenge any such state tax penalties if and when they are asserted. The Company has paid the portion of the assessment related to 1995, consisting of $9,000 for federal taxes and $5,000 for interest. The Company's aggregate remaining tax obligation owed as a result of the Company's settlement with the Service of the Tax Court litigation and the related issues for subsequent taxable years is approximately $4,076,000.

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

     During March, 2001, the Company has filed an Offer in Compromise with the Service which requests a reduction in the amount due and permission to pay the reduced obligation in installments. The Offer is currently under review by the Service. Payment of the state tax liability and interest will be due when amended state tax returns are filed to reflect adjustments to previously reported income resulting from the settlements with the Service. The approximately $4.1 million of taxes and estimated interest calculated through September 30, 2001 that is owed by the Company (plus additional interest accruing from September 30, 2001 until the obligations are settled) exceeds the Company's current liquid assets (i.e. cash and marketable securities).

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

     As of September 30, 2001, the Company has accruals totaling $11.0 million for its estimated share of remediation and closure costs in regard to the Company's former landfill operations, approximately $9.0 million of which is held in trusts and maintained by trustees for financing of the estimated $11.0 million required to fund the closure plan related to the landfill in Deptford, New Jersey owned by the Company's subsidiary, Kinsley's Landfill, Inc.

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

     The contractors have completed the construction required by EPA pursuant to the Administrative Orders except for Mound B.
Operation of the treatment plant and maintenance of the facilities is being conducted by an affiliate of SCA.

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

     During February 2000, EPA sent the Company a request for information to which the Company provided its response during May 2000. Beginning around the same time as the February 2000 inquiry, the Company and EPA entered into the first of a series of agreements pursuant to which EPA agreed to defer the filing of claims or commencement of litigation with respect to Mound B against the respondents of the Administrative Orders, and the Company agreed to extend the statute of limitations which may otherwise have prevented the filing of such claims or commencement of litigation. The most recent of such extensions expires December 14, 2001.

     During July 1999, counsel to the Company was contacted by EPA regarding a Piscataway, New Jersey site owned by Tang Realty, Inc. ("Tang"). Tang is a corporation controlled by Marvin H. Mahan, a former director and officer, and former principal shareholder of the Company. EPA is performing remediation at the site and had requested information from approximately 100 potentially responsible parties concerning their involvement with the Tang site. The Company had no direct involvement with EPA since October 1990 and had not been the recipient of an EPA request for information. The July 1999 inquiry set forth EPA's concern that the statute of limitations on any claim EPA may have against the Company with respect to the site would expire during August 1999. In consideration for EPA's agreement to defer the filing of a claim against the Company prior to the expiration of such statute of limitations, the Company agreed to enter into an agreement to extend the statute of limitations. Subsequent to August 1999, EPA and the Company have entered into a series of agreements to extend the statute of limitations. The most recent of such extensions expires November 21, 2001. During this period, EPA and the Company are to continue discussion of any potential claims EPA may be contemplating against the Company with respect to the site, and the amount of contribution EPA believes such claims may warrant toward EPA's estimated $2.9 million of unallocated remediation costs associated with the site. Pursuant to a 1988 agreement with Tang, the Company spent approximately $4.3 million for the remediation of the site during 1988, 1989 and 1990.

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

Results of Operations

     The nine months ended September 30, 2001 compared to the nine months ended September 30, 2000

     Consolidated revenues by business segment for the nine months ended September 30, 2001 and 2000 were as follows (in $000):

                                     2001           2000

     Environmental Services        $1,170           $909
     Electricity Generation             1              1
       Subtotal                     1,171            910
     Intercompany                    (489)          (406)
       Net                           $682           $504

     Consolidated net revenues for the nine months ended September 30, 2001 were $682,000 compared to $504,000 reported for the same period of 2000.

     The environmental services segment provides construction, remedial and maintenance services at landfills, commercial and industrial sites, and manages methane gas recovery operations. The environmental services segment reported $1,170,000 of gross operating revenues for the nine months ended September 30, 2001 (prior to elimination of intercompany sales) compared to $909,000 for the period in 2000, an increase of 29%. Approximately $489,000 or 42% of the environmental services segment's revenues for the period, compared to $406,000 or 45% for last year, were for services provided to other members of the consolidated group and therefore eliminated in consolidation. Third party sales were $681,000 for the period in 2001, compared to $503,000 for the period in 2000. Substantially all the third party sales during 2001 and 2000 were to one customer, as discussed below.

     The Company is continuing its efforts to expand the customer base of the environmental services segment to additional entities outside the consolidated group. In particular, the Company devoted significant time and incurred significant professional fees during 1998, 1999 and 2000 in pursuit of a contract and state government approval to perform the closure of the Southern Ocean Landfill ("SOLF") in New Jersey. On May 15, 2000 the Company's capping plan for SOLF was approved by the New Jersey Department of Environmental Protection (the "Capping Plan"). The Capping Plan has been limited to the grading and capping of the 12 acre lined portion of SOLF and grading and capping of a portion of the adjoining 44 acre unlined landfill area, and grading and capping of a previously used access road straddling the lined and unlined landfill areas at SOLF. Approved activities also include leachate collection and pump repair, slope stability analysis, stormwater management, gas vent installation, groundwater monitoring and associated activities.
The initial estimate of the aggregate cost of the project was approximately $1.9 million, of which an estimated $1.4 - 1.5 million and $0.6 - 0.5 million would be paid to the Company and third parties, respectively, for work on the project. The Capping Plan calls for the use of recycled materials where possible in the implementation of the plan. Tipping fees generated from the deposit of the recycled materials are paid into an escrow fund from which the Capping Plan costs are paid. The Company is performing all of the above construction and managerial functions required under the Capping Plan as well as acting as SOLF's agent to solicit the recycled materials. The Company had initially agreed to seek payment for its services and reimbursement for its costs solely from the escrowed funds generated from the delivery of recycled materials. One recycled material accounted for 65% of the total volume of all recycled materials initially projected to be deposited at the site. The availability of this recyclable material has declined dramatically since the project was first proposed, and the Company has a limited ability to substitute materials under the Capping Plan. As a result, the project is behind schedule and has incurred a disproportionate level of operating expenses relative to tipping fees generated. The original permit granted to complete the Capping Plan expired March 15, 2001. The permit has been tentatively extended to June 30, 2002, however, such extension is contingent upon the state authorities' review and approval of modifications to the Capping Plan proposed by the Company. The proposed modifications to the Capping Plan, among other things, allow additional time in which to deposit materials, allow additional materials to be incorporated into the plan in order to provide funding of the additional estimated project costs and funding of certain closure activities with funds from sources other than the tipping fees generated. The Company recognized revenue of $680,000 and $503,000 related to this site during the nine months ended September 30, 2001 and 2000, respectively. Approximately $1,214,000 and $634,000 related to this project is included in Accounts receivable - trade at September 30, 2001 and December 31, 2000, respectively. The revenue reported for 2000 includes billings of $104,000 for a portion of the costs incurred and expensed in years prior to the award of the contract.

     The Company's environmental services segment continues to perform closure activities on sites previously operated by the Company's subsidiaries. Work performed on a landfill owned by the Company and located in Deptford, New Jersey is submitted for reimbursement to a trust account established to finance the closure activities at the site.

     The segment that generates electricity using methane gas as fuel reported $1,000 of revenue for the nine months ended September 30, 2001 and 2000. The electricity generating facility consists of four diesel/generating units each capable of generating approximately 48,000 kwh/day at full capacity. The minimal amount of kilowatt hours sold is primarily due to the Company electing to limit repairs to the diesel/generating units pending the outcome of negotiations of offers to purchase the electricity generating operations. Electricity generated is sold pursuant to a long term contract with a local utility. The contract has four years remaining. Revenues are a function of the number of kilowatt hours sold, the rate received per kilowatt hour and capacity payments. The contract with the local utility allows for a continuous interruption in electricity supply for a period of up to twelve months. The Company temporarily curtailed the facility's operations during June 1999 and has operated one unit sporadically since June 2000. Methane gas is a component of the landfill gas generated by a landfill site owned by the Company and located in Deptford, New Jersey. Engineering studies indicate sufficient quantities of gas at the landfill to continue the operation of the facility for approximately 11 years. Elements of the landfill gas are more corrosive to the equipment than traditional fuels, resulting in more hours dedicated to repair and maintenance than with equipment utilizing traditional fuels. The Company is evaluating several options with respect to the future operation of the facility.

     Consolidated direct operating costs were $219,000 for the nine months ended September 30, 2001 compared to $125,000 reported for the same period in 2000. The increase in direct operating costs is primarily due to the increase in activities of the environmental services segment. Direct costs for the electricity generating segment for the nine months ended September 30, 2001 declined when compared to the comparable period of 2000 due to the Company's decision to limit expenditures on the operation, repair and maintenance of the electric generating equipment.

     Consolidated selling, general and administrative expenses for the nine months ended September 30, 2001 were $983,000, a decrease of $63,000 or 6% from $1,046,000 reported for the same period in 2000. The decrease in selling, general and administrative expenses is primarily due to a decrease in insurance costs and expenditures related to the Company's business development and asset divestiture efforts in excess of a an increase in professional fees and personnel costs. Significant professional fees and administrative costs continue to be incurred in support of the Company's ongoing litigation, business development and asset divestiture efforts (see "Liquidity and Capital Resources - Liquidity").

     The Company's consolidated operating loss for the nine months ended September 30, 2001 decreased to $520,000 from a loss of $667,000 for the same period in 2000.

     Consolidated investment income was $36,000 for the nine months ended September 30, 2001, a decrease of $54,000 from $90,000 reported for the comparable period in 2000.

     Consolidated interest expense for the nine months ended
September 30, 2001 was less than $1,000 versus $1,000 reported for the same period in 2000.

     Interest reported as "Interest (expense) credit related to income taxes payable" represents the increase or decrease in the amount of interest accrued on estimated income taxes payable as a result of the Company's tax litigation referred to below. Interest expense of $284,000 and $275,000 was reported for the nine months ended September 30, 2001 and 2000, respectively.

     Gain from the sale of marketable securities for the nine months ended September 30, 2001 was $34,000.

     Consolidated miscellaneous income for the nine months ended September 30, 2001 was $69,000, an increase of $9,000 when compared to the $60,000 reported for the same period of 2000. Miscellaneous income for the period in 2001 and 2000 includes income of $7,500 in recognition of royalty payments received from the lessee of certain of the Company's real property situated beneath the lessee's landfill. The payments are reported net of a fee payable pursuant to a consulting agreement executed in 1982.

     No provisions for income taxes had been recognized for the nine months ended September 30, 2001 and 2000.

     Consolidated net loss for the nine months ended September 30, 2001 was $665,000 or $(.23) per share, compared to a net loss of $793,000 or $(.28) per share, for the nine months ended September
30, 2000.

     The three months ended September 30, 2001 compared to the three months ended June 30, 2000

     Consolidated revenues by business segment for the three months ended September 30, 2001 and 2000 were as follows (in $000):

                                     2001           2000

     Environmental Services          $377           $355
     Electricity Generation            -               1
       Subtotal                       377            356
     Intercompany                    (134)          (120)
       Net                           $243           $236

     Consolidated net revenues for the three months ended September 30, 2001 were $243,000 compared to $236,000 for the same period of 2000.

     The environmental services segment reported $377,000 of gross operating revenues for the three months ended September 30, 2001 (prior to elimination of intercompany sales) compared to $354,000 for the period in 2000, an increase of 7%. Approximately $134,000 or 36% of the environmental services segment's revenues for the period, compared to $120,000 or 34% for last year, were for services provided to other members of the consolidated group and therefore eliminated in consolidation. Third party sales were $243,000 for the period in 2001, compared to $235,000 for the period in 2000. Substantially all the third party sales during 2001 and 2000 were to one customer, SOLF.

     The segment that generates electricity using methane gas as fuel reported revenue of $1,000 for the three months ended September 30, 2000. No revenues were reported for the period in 2001. The Company temporarily curtailed the facility's operations during June 1999 and has operated only one of the four electricity generating units sporadically since June 2000.

     Consolidated direct operating costs were $98,000 for the three months ended September 30, 2001 compared to $59,000 reported for the same period in 2000. This increase in direct operating costs is primarily due to the increase in activities of the environmental services segment. Nominal costs were reported for the electricity generating operation for the three months ended September 30, 2001 and 2000 due to the Company's decision to forego expenditures on the operation, repair and maintenance of the electric generating equipment.

     Consolidated selling, general and administrative expenses for the three months ended September 30, 2001 were $270,000, a decrease of $77,000 or 22% from $347,000 reported for the same period in 2000. The decrease in selling, general and administrative expenses is primarily due to a decrease in insurance costs and expenditures related to the Company's business development and asset divestiture efforts in excess of an increase in professional fees.

     The Company's consolidated operating loss for the three months ended September 30, 2001 decreased to $125,000 from a loss of $170,000 for the same period in 2000.

     Consolidated investment income was $7,000 for the three months ended September 30, 2001, a decrease of $21,000 from $28,000 for the comparable period in 2000.

     Consolidated interest expense for the three months ended
September 30, 2001 and 2000 was less than $1,000.

     Interest expense related to income taxes payable of $89,000 and $98,000 was reported for the three months ended September 30, 2001 and 2000, respectively.

     Gain from the sale of marketable securities for the three months ended September 30, 2001 was $34,000.

     Consolidated miscellaneous income for the three months ended September 30, 2001 and 2000 was $20,000. Miscellaneous income for the period in 2001 and 2000 includes income of $2,500 in recognition of royalty payments received from the lessee of certain of the Company's real property situated beneath the lessee's landfill. The payments are reported net of a fee payable pursuant to a consulting agreement executed in 1982.

     No provision for income taxes has been recognized for the three months ended September 30, 2001 and 2000.

     Consolidated net loss for the three months ended September 30, 2001 was $151,000 or $(.05) per share, compared to a net loss of $220,000 or $(.08) per share, for the three months ended September 30, 2000.

Liquidity and Capital Resources

     THE COMPANY FACES SIGNIFICANT SHORT-TERM AND LONG-TERM CASH REQUIREMENTS FOR (I) FEDERAL AND STATE INCOME TAXES AND INTEREST WHICH HAVE BEEN ASSESSED AND ARE NOW DUE AS DISCUSSED BELOW AND IN THE NOTES TO THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS FOR THE QUARTER ENDED SEPTEMBER 30, 2001, (II) FUNDING OBLIGATIONS AND REMEDIATION COSTS ASSOCIATED WITH SITES OF PAST OPERATIONS, AND
(III) FUNDING ITS PROFESSIONAL AND ADMINISTRATIVE COSTS.

     As discussed in detail below, the Company and the Internal Revenue Service (the "Service") have settled all of its issues before the US Tax Court regarding the Company's tax liability for the years 1980 through 1991, and the federal and state income tax obligations stemming from the settlements have been assessed and are now due. The assessed tax obligation, estimated at approximately $4.1 million through September 30, 2001, exceeds the Company's currently liquid assets. Although the Company anticipates that a favorable resolution of its claims against its insurance carriers for recoveries of past remediation costs, discussed below, will result in after-tax proceeds greater than the amount of the assessed tax obligations, the proceeds remaining after an immediate payment of the full amount of the tax obligation may be insufficient to satisfy the Company's other obligations and meet its operating expenses as they come due. The Company intends to pursue all opportunities of potential relief with respect to the payment of the tax obligation afforded it under the tax code. In addition, the Company's past participation in the waste handling and disposal industries subjects the Company to future events or changes in environmental laws or regulations, which cannot be predicted at this time, which could result in material increases in remediation and closure costs, and other potential liabilities that may ultimately result in costs and liabilities in excess of its available financial resources.

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

     In the event the insurance settlement discussed below is not consummated, or of an unfavorable resolution of payment negotiations with the Service, or if EPA should pursue contributions from the Company toward the remediation of the Chemsol site, or should the proceeds of asset sales be insufficient to meet the Company's future cash requirements, including its tax liabilities, then, if other alternatives are unavailable at that time, the Company may be forced to consider a plan of liquidation of its remaining assets, whether through bankruptcy proceedings or otherwise.

     Net cash used in operating activities for the nine months ended September 30, 2001 decreased to a net use of $816,000 compared to a use of $956,000 in the same period of 2000, due primarily to the increase in cash received from customers and a decrease in cash paid to suppliers. Net cash provided by investing activities increased for the nine months ended September 30, 2001 to $1,238,000 from $646,000 due to the maturity of investments in debt securities. The use of cash in financing activities decreased to $11,000 from $16,000 for the period last year. Funds held by the Company in the form of cash and cash equivalents increased as of September 30, 2001 to $486,000 from $148,000 as of September 30, 2000.

     Working capital deficit was $2.3 million as of September 30, 2001 and $1.6 million as of December 31, 2000, and the ratio of current assets to current liabilities was 0.5 to 1 as of September 30, 2001 and 0.6 to 1 as of December 31, 2000.

Taxes

     During October 2000, the Company concluded litigation in U.S. Tax Court, which it commenced in 1994, regarding the Company's tax liability for taxable years 1980-88 and certain issues from taxable years 1989-91. The Company settled all of the issues before the Tax Court and has reached agreement with the Service on its tax liability for all taxable years through 1996. The settlement of this litigation has resulted in tax assessments against the Company of $905,000 of federal income tax after taking into account available net operating losses and tax credits. In addition, the Company estimates that, as of September 30, 2001, approximately $127,000 of state income tax and $3,053,000 of federal interest are owed. State tax authorities may assert that penalties are owed in connection with the state tax liability arising from these settlements. The Company will decide whether to challenge any such state tax penalties if and when they are asserted. The Company has paid the portion of the assessment related to 1995 during 2000, $9,000 for federal taxes and $5,000 for interest. The Company's aggregate remaining tax obligation owed as a result of the Company's settlement with the Service of the Tax Court litigation and subsequent taxable years is approximately $4,076,000.

     During March, 2001, the Company filed an Offer in Compromise with the Service which requests a reduction in the amount due and permission to pay the reduced obligation in installments. The Offer is currently under review by the Service. Payment of the state tax liability and interest will be due when amended state tax returns are filed to reflect adjustments to previously reported income resulting from the settlements with the Service. The approximately $4.1 million of taxes and estimated interest calculated through September 30, 2001 that is owed by the Company (plus additional interest accruing from September 30, 2001 until the obligations are settled) exceeds the Company's current liquid assets (i.e. cash and marketable securities).

Remediation and Closure Costs

     As of September 30, 2001, the Company has accrued $11.0 million for its estimated share of remediation and closure costs related to the Company's former landfill and waste handling operations. Approximately $9.0 million is held in trust and maintained by trustees for the post-closure activities of one site located in Deptford, New Jersey (see Note 8 to the Company's Consolidated Financial Statements).

     The Company and other responsible parties including SCA Services, Inc. ("SCA"), which is an affiliate of Waste Management, Inc. ("WMI"), have provided funding for the on-going remediation of the Kin-Buc Landfill, located in Edison, New Jersey, under an Amended Unilateral Administrative Order issued by the United States Environmental Protection Agency ("EPA") in September 1990. The Kin-Buc Landfill is owned and was operated by the Company's subsidiary, Kin-Buc, Inc. ("Kin-Buc"). In November 1992, EPA issued an Administrative Order for the remediation of certain areas neighboring the Kin-Buc Landfill. The Company and each respondent to these orders is jointly and severally liable thereunder. The Company initiated a suit in 1990 against generators and transporters of waste deposited at a site with the intent of obtaining contribution toward the cost of remediation. On December 23, 1997, the Company entered into four agreements which settled lawsuits related to the allocation of costs of remediation. One of the December 23, 1997 agreements provided SCA's commitment to defend and indemnify the Company from all future liability for and in connection with the remediation of the site, including an area in the vicinity of the Kin-Buc Landfill known as Mound B. However, the Company remains a responsible party under the aforementioned Administrative Orders issued by EPA, and may incur administrative and legal costs complying with such Administrative Orders. In February 1999, EPA notified SCA that EPA has concluded that hazardous materials were disposed of in Mound B. SCA's work plan was approved by EPA during January 2001 subject to certain contingencies. Beginning in February 2000, the Company and EPA entered into a series of agreements pursuant to which EPA agreed to defer the filing of claims or commencement of litigation with respect to Mound B against the respondents of the Administrative Orders, and the Company agreed to extend the statute of limitations which may otherwise have prevented the filing of such claims or commencement of litigation. The most recent of such extensions expires December 14, 2001.

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

     During July 1999, counsel to the Company was contacted by EPA regarding a Piscataway, New Jersey site owned by Tang Realty, Inc. ("Tang"). Tang is a corporation controlled by Marvin H. Mahan, a former director and officer, and former principal shareholder of the Company. EPA is performing remediation at the site and had requested information from approximately 100 potentially responsible parties concerning their involvement with the Tang site. The Company had no direct involvement with EPA since October 1990 and had not been the recipient of an EPA request for information. The July 1999 inquiry set forth EPA's concern that the statute of limitations on any claim EPA may have against the Company with respect to the site would expire during August 1999. In consideration for EPA's agreement to defer the filing of a claim against the Company prior to the expiration of such statute of limitations, the Company agreed to enter into an agreement to extend the statute of limitations. Subsequent to August 1999, EPA and the Company have entered into a series of agreements to extend the statute of limitations. The most recent of such extensions expires November 21, 2001. During this period, EPA and the Company are to continue discussions of any potential claims EPA may be contemplating against the Company with respect to the site, and the amount of contribution EPA believes such claims may warrant toward EPA's estimated $2.9 million of unallocated remediation costs associated with the site. Pursuant to a 1988 agreement with Tang, the Company spent approximately $4.3 million toward the remediation of the site in 1988, 1989 and 1990.

Insurance Claims for Past Remediation Costs

     In 1995, the Company commenced suit (the "Lloyds Suit") against its excess insurers who provided coverage during the period of 1965 through 1986 to obtain a recovery of past remediation costs and indemnification for future costs incurred in connection with the remediation of various sites located in New Jersey, and for the defense of litigation related thereto. The defendant insurers include various London and London Market insurance companies, First State Insurance Company and International Insurance Company. The Company had assigned its claims for remediation costs incurred at a site of past operations located in Carlstadt, New Jersey to certain third-parties (the "AT&T Group") in conjunction with the settlement of certain litigation related to such site. Certain of the AT&T Group members in turn assigned their rights to the claims to other AT&T Group members (the "Co-Operating PRPs"). During October, 2001 the Company, the Cooperating PRP Group and certain Underwriters at Lloyd's, London, and certain London Market Insurance Companies (the "London Market Insurers") entered into an agreement to settle the claims against the London Market Insurers (the "Settlement Agreement").

     The Settlement Agreement is intended to be, a full and final settlement that releases and terminates all rights, obligations and liabilities of London Market Insurers, the Company and the Cooperating PRP Group with respect to the subject insurance policies. Each of the London Market Insurers shall pay into an escrow account its respective, allocated share of the total settlement amount for the subject insurance policies (the
"Settlement Amount").    The Company and the Cooperating PRP Group,
jointly and not severally, shall have the right, but not the obligation, to rescind the Settlement Agreement if the London Market Insurers fail to comply with any of the following conditions: (1) within 60 days after the date of the Settlement Agreement, London Market Insurers shall have paid at least 29.4% of the Settlement Amount into an escrow account; and (2) within 120 days after the date of the Settlement Agreement the London Market Insurers shall have paid at least 84.7% of the Settlement Amount into such escrow account. The funds held in the escrow account will be released to the Company and the Cooperating PRP Group five days after the latter of the preceding conditions has been met.

     The Company and the Cooperating PRP Group have agreed upon an allocation of the proceeds from the LLoyds Suit that, if the Settlement Agreement is consummated, shall provide the Company 52% of the proceeds, which the Company anticipates will approximate $13.0 million, plus all of the interest earned on both the Company's and Cooperating PRP Group's portion of the settlement proceeds while such proceeds are collected and held in escrow pending consummation of the settlement. In addition, the Company agreed to pursue non-settling excess insurers. The Cooperating PRP Group shall receive the first $250,000 that is collected from the non-settling excess insurers, net of attorney fees and expenses, and the Company shall retain the balance of amounts recovered, if any. The Company believes its proceeds from the Settlement Agreement will be subject to federal and state income taxes. See
Part II, Item 1. Legal Proceedings of this Form 10QSB for further discussion of the settlement.

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

     As discussed above, in addition to the Company's assignment of its Carlstadt Site related claims to the AT&T Group, the Company also committed a portion of the proceeds, if any, net of certain adjustments, arising from this excess carrier litigation be paid to SCA Services Inc. ("SCA") in conjunction with the 1997 settlement of litigation related to the Kin-Buc Landfill and to legal counsel representing the Company in the excess carrier litigation. The Company and counsel representing the Company in the LLoyd's Suit and certain other matters entered into an engagement agreement that contains as compensation both fixed and contingent fees. The amount of fees due is dependent in-part upon the outcome of the matters. The Company estimates that the amount of fees ultimately due, in total will approximate 10% of the Company's anticipated proceeds payable pursuant to the Settlement Agreement.

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

     The Company can not assure that the timing and amount of the net proceeds from the settlement of the insurance claims will be sufficient to meet the cash requirements of the Company discussed herein.

Assets Held for Sale

     Assets held for sale consist primarily of real estate which is carried at a cost of $1,312,000 as of September 30, 2001 and December 31, 2000. The real estate included in this category consists of approximately 430 acres of predominately vacant property located in Deptford, N.J. (including approximately 100 acres upon which the landfill owned and operated by the Company's subsidiary Kinsley's Landfill, Inc. ("Kinsley's") is situated).
The Company had attempted to maximize the consideration received for the property through the sale or lease of the Deptford Property as a recycling center/construction and demolition waste depository.
  However, discussions with local officials lead the Company to conclude that such plans are unlikely to be accomplished in the foreseeable future. The Company is now pursuing the disposition of the property through the sale of individual parcels and/or groups of parcels. However, based upon market conditions for real estate of this type the Company is unable to determine when sale(s) of the parcels will ultimately be consummated and proceeds received. During May, 2001 the Company entered into a contract to sell approximately 55 acres adjoining Kinsley's landfill for $2.5 million. The sale is contingent upon the buyer obtaining approval of its plans for the property from applicable local and state agencies; a process that may require two or more years to accomplish.

Escrowed Proceeds from Sale of Subsidiary

     A portion of the net cash proceeds from the 1996 sale of a subsidiary was placed in an interest bearing escrow account to secure the Company's indemnification obligations to the purchaser under the purchase agreement. The escrow will terminate upon the earlier to occur of (i) the release of all funds from escrow in accordance with the terms thereof or (ii) the later to occur of (x) the expiration of the applicable statute of limitations for the assessment of federal income taxes for all taxable years with respect to which the subsidiary was a member of the Company's consolidated tax group and (y) the satisfaction by the Company of all assessments or other claims by the Internal Revenue Service for taxes of the consolidated tax group during such years. No indemnification claims have been asserted. During December 2000, $841,000 was released to the Company from the escrowed funds at the request of the Company when it became evident that the income tax liability for the years covered by the escrow were less than $100,000. The escrowed funds plus accrued interest income equal $121,000 as of September 30, 2001.

     THE COMPANY CAN NOT ASSURE THAT THE TIMING AND AMOUNT OF THE NET PROCEEDS FROM THE SALE OF SUCH ASSETS HELD FOR SALE, THE PROCEEDS FROM THE SETTLEMENT OF THE INSURANCE CLAIMS AND THE ESCROWED PROCEEDS FROM THE SALE OF A SUBSIDIARY WILL BE SUFFICIENT TO MEET THE CASH REQUIREMENTS OF THE COMPANY DISCUSSED ABOVE.


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                   PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     The Company entered into a Settlement Agreement and Release
(the "Settlement Agreement"), dated October 8, 2001, which when consummated, will settle the Company's claims against certain of its excess insurance carriers.

     In 1995, Transtech, and its wholly-owned subsidiaries Kin-Buc, Inc. and Filcrest Realty, Inc. commenced suit in the Superior Court of New Jersey, Middlesex County, entitled Transtech Industries, Inc. et. al v. Certain Underwriters at Lloyds et al., Docket No. MSX-L-10827-95, (the "Lloyds Suit") to obtain indemnification from its excess insurers who provided coverage during the period 1965 through 1986 against costs incurred in connection with the remediation of various sites in New Jersey. The defendant insurers included various London and London Market insurance companies, First State Insurance Company and International Insurance Company.

     During June 1999, the Company and First State Insurance Company entered into an agreement pursuant to which the Company agreed to accept $250,000 in satisfaction of its current and potential future claims with respect to environmental contamination as defined in such agreement. During July 2000, the Company and International Insurance Company entered into an agreement pursuant to which the Company agreed to accept $17,500 in satisfaction of its current and future environmental contamination claims.

     Some of the London and London Market insurance companies that participated in the policies held by the Company are insolvent. The estates of some of these insolvent insurers have sufficient assets to make a partial contribution toward claims filed by the Company. During August 1999 the Company received approximately $35,000 in satisfaction of its claims against the estate of an insolvent excess insurer.

     All of the policies of excess insurance issued by the defendant insurers cover Transtech, its present subsidiaries and former subsidiaries, some of which Transtech no longer controls. They also cover certain companies presently or formerly owned, controlled by or affiliated with Marvin H. Mahan, a former officer and director, and former majority shareholder of the Company.

     In October 1998, the Company entered into an agreement with Mr. Mahan and certain entities affiliated with him, including Inmar Associates, Inc. ("Inmar") and Tang Realty, Inc.("Tang"),
(collectively, the "Mahan Interests") which resolved certain

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

               PART II - OTHER INFORMATION, Cont'd


disputes and assigned to the Company all rights of the Mahan Interests, and certain other insured entities affiliated with the Mahan Interests, as insureds and claimants under excess insurance policies, including those policies which are the subject of this litigation.

     In 1988, Transtech, Inmar and Mr. Mahan were sued in a civil action in the United States District Court for the District of New Jersey entitled AT&T Technologies, Inc. et al. v. Transtech Industries, Inc. et al. v. Allstate Insurance Company et al. (the "AT&T Suit") by a group of generators of waste (the "AT&T Group") alleging, among other things, that the primary responsibility for the clean-up and remediation of a site located in Carlstadt, New Jersey (the "Carlstadt Site") rests with Transtech, Inmar and Mr. Mahan. Pursuant to a September 1995, settlement, Transtech, Inmar and Mr. Mahan agreed to, among other things, assign their Carlstadt Site related insurance claims against excess insurers in exchange for a complete release from these parties of all liability arising from or on account of environmental contamination at the Carlstadt Site and the parties' remediation of the same, except for certain claims which may be made by EPA for its costs of overseeing the remediation of the site, and by parties who had not contributed to the remediation at the time the settlement was approved but who may later do so. Subsequent to executing the September 1995 settlement, certain members of the AT&T Group conveyed their rights under such settlement to other members of the AT&T Group (the "Cooperating PRP Group"). During 1998, the Company and the Cooperating PRP Group agreed to cooperate in the pursuit of their respective excess insurance claims, and therefore, members of the Cooperating PRP Group are parties to this Settlement Agreement.

     The Company and the Cooperating PRP Group have agreed upon an allocation of the proceeds from the LLoyds Suite that, if the Settlement Agreement is consummated, shall provide the Company 52% of the proceeds, which the Company anticipates will approximate $13.0 million, plus all of the interest earned on both the Company's and Cooperating PRP Group's portion of the settlement proceeds while such proceeds are collected and held in escrow pending consummation of the settlement. In addition, the Company agreed to pursue non-settling excess insurers. The Cooperating PRP Group shall receive the first $250,000 that is collected from the non-settling excess insurers, net of attorney fees and expenses, and the Company shall retain the balance of amounts recovered, if any.

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

               PART II - OTHER INFORMATION, Cont'd


     The Settlement Agreement is among the Company, the Cooperating PRP Group and certain Underwriters at Lloyd's, London, and certain London Market Insurance Companies (the "London Market Insurers")(the aforementioned parties being referred to hereinafter collectively as the "Parties"). The Settlement Agreement is intended to be, a full and final settlement that releases and terminates all rights, obligations and liabilities of London Market Insurers, the Company and the Cooperating PRP Group with respect to the subject insurance policies.

     Each of the London Market Insurers shall pay into an escrow account its respective, allocated share of the total settlement amount for the subject insurance policies (the "Settlement
Amount").    The Company and the Cooperating PRP Group, jointly and
not severally, shall have the right, but not the obligation, to rescind the Settlement Agreement if the London Market Insurers fail to comply with any of the following conditions: (1) within 60 days after the date of the Settlement Agreement, London Market Insurers shall have paid at least 29.4% of the Settlement Amount into an escrow account; and (2) within 120 days after the date of the Settlement Agreement the London Market Insurers shall have paid at least 84.7% of the Settlement Amount into such escrow account. The funds held in the escrow account will be released to the Company and the Cooperating PRP Group five days after the latter of the preceding conditions has been met. In the event that both the Company and the Cooperating PRP Group later agree that any individual London Market Insurer may make a payment lesser than its allocated share or may make its payment on terms which differ from the foregoing, then the Company and the Cooperating PRP Group shall offer the same payment terms to all other London Market Insurers.

       The obligations of the London Market Insurers under this Agreement are several, and not joint, and the Company and the Cooperating PRP Group agreed that no London Market Insurer shall be liable for any Settlement Amount allocable to any other London Market Insurer unless it has a contractual obligation to do so separate and apart from this Settlement Agreement.

     Upon the Company's and the Cooperating PRP Group's receipt of each London Market Insurer's allocated several share of the Settlement Amount, (a) any and all rights, duties, responsibilities and obligations of such settling London Market Insurer created by or in connection with the subject insurance policies will be terminated, and (b) the Company and the Cooperating PRP Group, severally, shall remise, release, covenant not to sue and forever

                  TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

               PART II - OTHER INFORMATION, Cont'd


discharge the following: (i) the Settling London Market Insurer ; and (ii) each of that Settling London Market Insurers' present and former officers, directors, employees, partners, limited partners, shareholders, members, subsidiaries, affiliates, representatives, attorneys and agents in such capacity.

     The Settling London Market Insurers agreed to remise, release, covenant not to sue and forever discharge the Company and the Cooperating PRP Group, severally, with respect to any and all past, present or future claims, of any type whatsoever, against the Company and/or the Cooperating PRP Group relating in any way to or arising in any way from (i) any of the subject insurance policies, and (ii) any act, omission, representation, or conduct of any sort, if any, constituting bad faith, fraud, breach of fiduciary duty, breach of common law or statutory duty, or impairment of subrogation, contribution or other insurance rights or benefits. This release, however, shall not apply to any obligations of the Company or the Cooperating PRP Group under the Settlement Agreement.

     The Settling London Market Insurers also agreed to waive, release and discharge any and all claims, they may have for contribution, subrogation, indemnity, equitable allocation, apportionment or other insurance against any other insurers of the Company or the Cooperating PRP Group who have waived, released and discharged the same claims against the Settling London Market Insurers.

      The Company agreed to indemnify and hold harmless each Settling London Market Insurer, for defense costs, settlements, and judgments arising under or in any way related to the subject
insurance policies.   The Company's obligations shall include all
claims, whether by way of direct action or otherwise, made by: (a) other insurers of the Company, (b) any Person claiming to be an insured or otherwise entitled to rights under the subject insurance policies; (c) any Person that has acquired claims from or been assigned the right to make a claim under the subject insurance policies (except for the Cooperating PRP Group); (d) any federal, state, or local government or any political subdivision, agency, department, board or instrumentality thereof.

     In the event any Cooperating PRP Group member fails to honor its indemnification obligations contained in the Settlement Agreement, the Company shall indemnify and hold harmless Settling London Market Insurers to the extent of such Cooperating PRP Group member's unfulfilled obligations. As a condition precedent to the

                 TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

               PART II - OTHER INFORMATION, Cont'd


Company's indemnification obligations, the Settling London Market Insurers shall act with reasonable diligence and good faith in taking action to enforce their indemnification rights against such Cooperating PRP Group member. Providing the Settling London Market Insurers have complied with the requirements of the foregoing sentence, the Company shall indemnify Settling London Market Insurers for their legal fees and costs incurred in pursuing indemnification from such Cooperating PRP Group member. Settling London Market Insurers shall assign to the Company all their rights to any uncollected amounts from such Cooperating PRP Group member.

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


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

               PART II - OTHER INFORMATION, Cont'd


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a) Exhibits

     Exhibit 10(be) - Confidential Settlement Agreement and
     Release, dated October 8, 2001, among certain members of the 216 Paterson Plank Road Cooperating PRP Group, Transtech
     Industries, Inc., certain Underwriters at Lloyd's, London, and certain London Market Insurance Companies.

     Exhibit 11 - Computation of Earnings (Loss) Per Common Share

     Exhibit 27 - Financial Data Schedule

 b) Reports on Form 8-K

     The Company filed a report on Form 8-K dated October 8, 2001 to announce the agreement among the Company and certain of its excess insurers which settles the Company's claims for indemnification against such insurers. Such claims are the subject of a suit commenced in 1995.

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  November 14, 2001     By:  /s/ Robert V. Silva
                                  Robert V. Silva, President
                                  and Chief Executive Officer


                                              and


Date:  November 14, 2001     By:  /s/ Andrew J. Mayer, Jr.
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED September 30, 2001

                          EXHIBIT INDEX

EXHIBIT                                                      PAGE
  NO.                                                         NO.

 10 (be) Confidential Settlement Agreement and Release    41 - 63

 11      Computation of Earnings (Loss) Per Common Share       64

 27      Financial Data Schedule                              N/A