Form 10KSB
period 2001-12-31
TRANSTECH INDUSTRIES INC
filed 2002-03-29
CIK 87799

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-KSB
(Mark one)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2001
                                    OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

     Check if no disclosure of delinquent filers in response to
Item 405 of
Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.  [X]

     Issuer's revenues for its most recent fiscal year: $730,000


     At March 22, 2002 the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $36,689.

     At March 22, 2002 the issuer had outstanding 2,979,190 shares of
Common Stock, $.50 par value. In addition, at such date, the registrant held 1,885,750 shares of Common Stock, $.50 par value, in treasury.

                   DOCUMENTS INCORPORATED BY REFERENCE:

     None.


                                                         Page 1 of
95 pages
                                                   Exhibit Index on
page 34
                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES
                        ________________

                           FORM 10-KSB
              FOR THE YEAR ENDED DECEMBER 31, 2001


                            I N D E X

                                                          Page(s)

Part I,   Item 1.   Description of Business                3 - 13

  "       Item 2.   Description of Properties             13 - 14

  "       Item 3.   Legal Proceedings                     14 - 21

  "       Item 4.   Submission of Matters to a Vote
                    of Security Holders                        22

Part II,  Item 5.   Market for Common Equity and
                    Related Stockholder Matters                23

  "       Item 6.   Management's Discussion and
                    Analysis or Plan of Operation              23

  "       Item 7.   Financial Statements                       23

  "       Item 8.   Changes in and Disagreements
                    with Accountants on Accounting
                    and Financial Disclosure                   23

Part III, Item 9.   Directors, Executive Officers,
                    Promoters and Control Persons;
                    Compliance with Section 16(a)
                    of the Exchange Act                   24 - 25

  "       Item 10.  Executive Compensation                26 - 27

  "       Item 11.  Security Ownership of Certain
                    Beneficial Owners and Management      28 - 30

  "       Item 12.  Certain Relationships and Related
                    Transactions                          30 - 31

Part IV,  Item 13.  Exhibits and Reports on Form 8-K           32

Signatures                                                     33

Exhibit Index                                             34 - 38

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

Part I, Item 1.  Description of Business.

General

     Transtech Industries, Inc. ("Transtech") was incorporated under the laws of the State of Delaware in 1965. Transtech, directly and through its subsidiaries (Transtech and its subsidiaries collectively referred to as the "Company"), supervises and performs landfill monitoring and closure procedures, manages methane gas recovery operations and generates electricity utilizing methane gas (see "Continuing Operations" below).

     Since 1996, the Company has consisted of the parent company, Transtech, two operating subsidiaries and 23 inactive subsidiaries. Transtech is a public holding company which manages its investments and subsidiaries. The operations of the subsidiaries include an electricity generation division and an environmental services division.

     At December 31, 2001, the Company employed 15 persons on a full-time basis.

     The Company and the Internal Revenue Service (the "Service") have settled all of its issues before the US Tax Court regarding the Company's tax liability for the years 1980 through 1991, and the federal and state income tax obligations stemming from the settlements have been assessed and are now due. The assessed tax obligation, estimated at $4.2 million through December 31, 2001, exceeds the Company's currently liquid assets. Although the Company's settlement of its claims against certain excess insurance carriers for recoveries of past remediation costs (discussed in Part I, Item 3, Legal Proceedings) received in February 2002, resulted in after-tax proceeds greater than the amount of the assessed tax obligations, the proceeds remaining after an immediate payment of the full amount of the tax obligation may be insufficient to satisfy the Company's other obligations and meet its operating expenses as they come due. The Company intends to pursue all opportunities of potential relief with respect to the payment of the tax obligation afforded it under U.S. tax laws (see
Part I, Item 3, Legal Proceedings).

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

Continuing Operations

     Environmental Services. The environmental services segment supervises and performs landfill monitoring and closure procedures and manages methane gas operations. Approximately 47% of the environmental services segment's gross revenues for 2001, compared to 45% for the prior year, were from other members of the consolidated group, and therefore eliminated in consolidation. The segment contributed greater than 99% to net consolidated revenues in each of the years ended December 31, 2001 and 2000 after elimination of intercompany sales. Substantially all third party sales during 2001 and 2000 were to two and one customer(s), respectively.

     The Company is continuing its efforts to expand the customer base of the environmental services segment to additional entities outside the consolidated group. In particular, the Company devoted significant time and incurred significant professional fees during 1998, 1999 and 2000 in pursuit of a contract and state government approval to perform the closure of the Southern Ocean Landfill ("SOLF") in New Jersey. On May 15, 2000 the Company's capping plan for SOLF was approved by the New Jersey Department of Environmental Protection (the "Capping Plan"). The Capping Plan has been limited to the grading and capping of the 12 acre lined portion of SOLF and grading and capping of a portion of the adjoining 44 acre unlined landfill area, and grading and capping of a previously used access road straddling the lined and unlined landfill areas at SOLF. Approved activities also include leachate collection and pump repair, slope stability analysis, stormwater management, gas vent installation, groundwater monitoring and associated activities.
The Capping Plan calls for the use of recycled materials where possible in the implementation of the plan. Tipping fees generated from the deposit of the recycled materials are paid into an escrow fund from which the Capping Plan costs are paid. The Company shall perform certain of the above construction activities, sub-contract other activities and perform all managerial functions required under the Capping Plan as well as act as SOLF's agent to solicit the recycled materials. The Company had initially agreed to seek payment for its services and reimbursement for its costs solely from the escrowed funds generated from the delivery of recycled materials. One recycled material accounted for 65% of the total initial volume of all recycled materials to be deposited at the site. The availability of this recyclable material has declined dramatically since the project was first proposed, and the Company has a limited ability to substitute materials under the Capping Plan. As a result, the project fell behind schedule and incurred a disproportionate level of operating expenses relative to tipping fees generated. The original permit granted to complete the Capping Plan expired March 15, 2001. Modifications have been made to the Capping Plan to allow additional time in which to complete the project, to allow additional materials to be incorporated into the plan in order to provide funding of a portion of the additional estimated project costs and to provide funding of certain aspects of the closure by the county and state. The permit has been extended to August 31, 2002. The Company may be permitted, at the sole discretion of the state, to continue accepting materials beyond August 31, 2002 in order to provide funding of project expenditures. The estimated cost of the project is approximately $4.6 million, of which an estimated $1.6 - 1.8 million would be paid to the Company for its work on the project. The Company recognized revenue of $728,000 and $703,000 related to this site during the twelve months ended December 31, 2001 and 2000, respectively, of which $1,042,000 and $634,000 are included in accounts receivable at December 31, 2001 and 2000, respectively. However, there can be no assurance that the Company will be able to solicit sufficient quantities of recycled material to generate sufficient funds for reimbursement of the above expenditures, or payment for the services of the Company. The revenue for 2000 includes billings of $104,000 for a portion of the costs incurred and expensed in 1998, 1999 and 2000 prior to the award of the contract.

     The environmental services segment continues to perform closure activities on sites previously operated by the Company's subsidiaries . Work performed on the Kinsley's landfill is submitted for reimbursement to a trust account established to finance the closure activities at the site (see Prior Operations - Landfill and Waste Handling Operations - Kinsley's).

     Electricity Generation. Revenues from operations which generate electricity utilizing methane gas as fuel represented were approximately $1,000, or less than 1% of consolidated net revenues in each of the years ended December 31, 2001 and 2000. The electricity generating facility consists of four diesel/generating units each capable of generating approximately 12,240 kwh/day at 85% capacity. Electricity generated is sold pursuant to a long term contract with a local utility. The contract has three years remaining. Revenues are a function of the number of kilowatt hours sold, the rate received per kilowatt hour and capacity payments. The Company sold 14,000 kwh during the year ended December 31, 2001 compared to 33,000 kwh sold in the prior year. The nominal quantity of kilowatt hours sold reflects the Company's decision to postpone repairs to the diesel/generating units pending the outcome of negotiations of offers to purchase the electricity generating operations. The contract with the local utility allows for continuous interruption in electricity supply for a period of up to twelve months. The Company temporarily curtailed the facility's operations during June 1999 and has operated one unit sporadically since June 2000. Methane gas is a component of the landfill gas generated by a landfill located in Deptford, New Jersey and owned by the Company's subsidiary Kinsley's Landfill, Inc. ("Kinsley's").

Engineering studies indicate sufficient quantities of gas at the landfill to continue the operation of the facility for approximately ten years. Elements of the landfill gas are more corrosive to the equipment than traditional fuels, resulting in more hours dedicated to repair and maintenance than with equipment utilizing traditional fuels.

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

Prior Operations

     Landfill and Waste Handling Operations. In February 1987, the landfill owned and operated by Kinsley's, the last of the three solid waste landfills previously operated by subsidiaries of the Company, reached permitted capacity and was closed. In 1976, the landfill owned and operated by Kin-Buc, Inc. ("Kin-Buc") was closed and, in 1977, the landfill operated by Mac Sanitary Land Fill, Inc. ("Mac") was closed. Pursuant to certain federal and state environmental laws, these subsidiaries continue to be responsible for maintenance and monitoring activities associated with the closure procedures of these landfills. The closure procedures typically include the maintenance of the final cover, stormwater management, testing and treatment of the landfill gas and fluid discharges and monitoring associated wells. The Company incurred significant professional fees and administrative costs regarding these landfill and waste hauling operations and efforts to obtain contributions towards the cost of closure procedures from waste generators and other parties.

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

     At December 31, 2001, the Company has accrued approximately $11.5 million for the estimated closure and remediation costs of these landfills. Of such amount, approximately $9.4 million is held in trusts maintained by trustees for post-closure activities at Kinsley's landfill.

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

     Contractors have completed the construction phase required by EPA pursuant to the Orders except for an area known as Mound B as discussed below. Maintenance of remedial systems installed at the site and operation of a fluid treatment plant that was constructed to treat fluids at the site are required for a 30-year period beginning in 1995. Operation of the treatment plant and maintenance of the facilities is being conducted by an affiliate of SCA. The total cost of the construction, operations and maintenance of remedial systems over this period plus the cost of past remedial activities was estimated at the time of the December 1997 settlement to be in the range of $80 million to $100 million.

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

     Kinsley's. Kinsley's Landfill, Inc. ("Kinsley's"), a wholly-owned subsidiary of the Company, ceased accepting solid waste at its landfill in Deptford Township, New Jersey on February 6, 1987 and commenced closure of that facility at that time. At December 31, 2000, Kinsley's has accrued $11.4 million for remaining costs of closure and post-closure care of this facility, of which $9.4 million is being held in interest-bearing trust accounts.

     Mac. Mac Sanitary Land Fill, Inc. ("Mac"), a wholly-owned subsidiary of the Company, operated a landfill in Deptford Township, New Jersey that ceased operations in 1977. The costs of maintaining and monitoring at the facility are being funded by the Company and were approximately $11,000 and $15,000 for the years ended December 31, 2001 and 2000, respectively. At December 31, 2000, Mac has accrued closing costs amounting to $61,000 for the costs of continuing post-closure care and monitoring at the facility. The Company increased its accrual for closure costs by $11,000 during 1996 and $131,000 during 1995 due to unanticipated engineering and testing costs incurred to respond to inquiries from environmental agencies. The accrual as of December 31, 2001 is based upon the present value of the estimated maintenance costs of the site's containment systems through the year 2007.

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

     A portion of the net cash proceeds ($750,000) was placed in an interest bearing escrow account to secure the Company's indemnification obligations to the purchaser under the purchase agreement, including indemnification for any payments made by Hunt after the closing in respect of income taxes owed by the Company for the period that Hunt was a member of the Company's consolidated tax group. The escrow will terminate upon the earlier to occur of
(i) the release of all funds from escrow in accordance with the terms thereof or (ii) the later to occur of (x) the expiration of the applicable statute of limitations for the assessment of federal income taxes for all taxable years in which Hunt was a member of the Company's consolidated tax group and (y) the satisfaction by the Company of all assessments or other claims by the Internal Revenue Service for taxes of the consolidated tax group for such years. No indemnification claims have been asserted. The escrowed funds, which together with $150,000 of accrued interest income, equaled $950,000 as of December 31, 1999. During December 2000, $841,000 was released to the Company from the escrowed funds at the request of the Company when it became evident that the income tax liability for the years covered by the escrow was less than $100,000. The escrowed funds with accrued interest income equal $121,000 as of December 31, 2001.

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

Part I, Item 3.  Legal Proceedings.

     As to Federal Tax Liabilities

     In 1991, the Internal Revenue Service (the "Service") asserted numerous adjustments to the tax liability of the Company and its subsidiaries for tax years 1980 through 1988, along with interest and penalties thereon. In 1993, after the conclusion of administrative proceedings, the Service issued a deficiency notice to the Company asserting adjustments to income of $33.3 million and a corresponding deficiency in federal income taxes of approximately $13.5 million, as well as penalties of $2.5 million and interest on the asserted deficiency and penalties. In addition, the Service challenged the carryback of losses incurred by the Company in taxable years 1989 through 1991, thereby bringing those years, which had been the subject of an ongoing audit, into the deficiency notice. On February 9, 1994, the Company filed a petition with the Tax Court contesting many of the proposed adjustments asserted in the deficiency notice entitled Transtech Industries, Inc. v. Commissioner of Internal Revenue Service. On June 5, 1995,
August 14, 1995, March 7, 1996, July 31, 1996, January 22, 1998 and
December 21, 1998, respectively, the Company and the Service executed a stipulation of partial settlement, first, second and third revised stipulations of partial settlement and a supplement and second supplement to the third revised stipulation of partial settlement. These settlements resolved all of the adjustments asserted in the deficiency notice. The settlements were approved by the Congressional Joint Committee on Taxation during April 2000. The Litigation was concluded during October 2000 and assessments issued during the first quarter of 2001.

     In March 2001, the Company filed an Offer in Compromise with the Service which requested a reduction in the amount due and permission to pay the reduced obligation in installments. The Offer filed in March 2001 has been rejected by the Service, and in March 2002 the Company filed an appeal of such rejection. Payment of the state tax liability and interest are due. Amended state tax returns are being prepared to reflect adjustments to previously reported income resulting from these settlements.
     Insurance Claims

          The Company entered into a Settlement Agreement and Release (the "Settlement Agreement"), dated October 8, 2001 and was consummated in February 2002, which settled the Company's claims against certain of its excess insurance carriers.

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

     In October 1998, the Company entered into an agreement with Marvin H. Mahan and certain entities affiliated with him, (collectively, the "Mahan Interests") which resolved certain disputes and assigned to the Company all rights of the Mahan Interests, and certain other insured entities affiliated with the Mahan Interests, as insureds and claimants under excess insurance policies, including those policies which are the subject of this litigation (see Part III, Item 12 - Certain Relationships and Related Transactions).

     The Company had assigned its claims for remediation costs incurred at a site of past operations located in Carlstadt, New Jersey to certain third-parties (the "AT&T Group") in conjunction with the 1995 settlement of certain litigation related to such site (see "As to the Carlstadt Site" below). Subsequent to executing the September 1995 settlement, certain members of the AT&T Group conveyed their rights under such settlement to other members of the AT&T Group (the "Cooperating PRP Group"). During 1998, the Company and the Cooperating PRP Group agreed to cooperate in the pursuit of their respective excess insurance claims, and therefore, members of the Cooperating PRP Group are parties to this Settlement Agreement.



     The Company and the Cooperating PRP Group agreed upon an allocation of the proceeds from the LLoyds Suite that, assuming the Settlement Agreement was consummated, shall provide the Company 52% of the proceeds, plus all of the interest earned on both the Company's and Cooperating PRP Group's portion of the settlement proceeds while such proceeds are collected and held in escrow pending consummation of the settlement. In addition, the Company agreed to pursue non-settling excess insurers. The Cooperating PRP Group shall receive the first $250,000 that is collected from the non-settling excess insurers, net of attorney fees and expenses, and the Company shall retain the balance of amounts recovered, if any.

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

     Each of the London Market Insurers paid into an escrow account its respective, allocated share of the total negotiated value assigned to the claims against the subject insurance policies (the "Settlement Amount"). The Settlement Agreement was consummated in February 2002 when the condition that payments by settling insurers into an escrow account must represent at least 84.75% of the Settlement Amount was satisfied. The Company's share of the Settlement Agreement proceeds and interest earned during the collection of the proceeds was approximately $13,013,000 and was received by the Company in 2002, therefore the Lloyd's Suit settlement will be reflected in the Company's financial results reported for the quarter ended March 31, 2002.

       The obligations of the London Market Insurers under this Agreement are several, and not joint, and the Company and the Cooperating PRP Group agreed that no London Market Insurer shall be liable for any Settlement Amount allocable to any other London Market Insurer unless it has a contractual obligation to do so separate and apart from this Settlement Agreement.

     Upon the Company's and the Cooperating PRP Group's receipt of each London Market Insurer's allocated several share of the Settlement Amount, (a) any and all rights, duties, responsibilities and obligations of such settling London Market Insurer created by or in connection with the subject insurance policies will be terminated, and (b) the Company and the Cooperating PRP Group, severally, shall remise, release, covenant not to sue and forever discharge the following: (i) the Settling London Market Insurer ; and (ii) each of that Settling London Market Insurers' present and former officers, directors, employees, partners, limited partners, shareholders, members, subsidiaries, affiliates, representatives, attorneys and agents in such capacity.

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

     In the event any Cooperating PRP Group member fails to honor its indemnification obligations contained in the Settlement Agreement, the Company shall indemnify and hold harmless Settling London Market Insurers to the extent of such Cooperating PRP Group member's unfulfilled obligations. As a condition precedent to the Company's indemnification obligations, the Settling London Market Insurers shall act with reasonable diligence and good faith in taking action to enforce their indemnification rights against such Cooperating PRP Group member. Providing the Settling London Market Insurers have complied with the requirements of the foregoing sentence, the Company shall indemnify Settling London Market Insurers for their legal fees and costs incurred in pursuing indemnification from such Cooperating PRP Group member. Settling London Market Insurers shall assign to the Company all their rights to any uncollected amounts from such Cooperating PRP Group member.

     The Company also committed a portion of its proceeds from the Lloyd's Suit, net of certain adjustments,be paid to SCA Services, Inc. ("SCA") in conjunction with the 1997 settlement of the litigation related to the Kin-Buc Landfill as discussed below,and to legal counsel representing the Company in the Lloyd's Suit. In accordance with the terms of the 1997 settlement, $3.5 million of the Company's share of the Lloyd's Suit settlement is to be held in escrow until the amount of such obligation, if any, is determined. The Company and counsel representing the Company in the LLoyd's Suit and certain other matters entered into an engagement agreement that contains as compensation both fixed and contingent fees. The amount of fees due is dependent in-part upon the outcome of the matters. The Company estimates that the amount of fees ultimately due, in total will approximate 10% of the Company's anticipated proceeds payable pursuant to the Settlement Agreement.

     As to the Kin-Buc Landfill

     The Kin-Buc Landfill, located in Edison, New Jersey, is owned and was operated by the Company's subsidiary, Kin-Buc. The Kin-Buc Landfill and certain neighboring areas are undergoing remediation under an Amended Unilateral Administrative Order issued by EPA in September 1990 and November 1992 to the Company and other responsible parties including SCA, which is an affiliate of WMI.

     In February 1979, EPA brought suit in the United States District Court for the District of New Jersey against Transtech, its subsidiaries Kin-Buc and Filcrest Realty, Inc. ("Filcrest"), certain former officers, directors and shareholders of Transtech, and Inmar Realty, Inc. (a company owned and controlled by Marvin H. Mahan)("Inmar"), in connection with the ownership and operation of the Kin-Buc Landfill. This suit was placed on administrative hold by the Court because the Company and SCA agreed to undertake the remediation of the Landfill. In September 1990, EPA issued an Administrative Order to the Company, SCA and other respondents for the remediation of the Kin-Buc Landfill and in November 1992, for the remediation of certain areas neighboring the Kin-Buc Landfill. Each respondent to these orders is jointly and severally liable thereunder. In 1990, Transtech, Kin-Buc and Filcrest commenced a suit in the United States District Court for the District of New Jersey entitled Transtech Industries, Inc. et al. v. A&Z Septic Clean et al. against non-municipal generators and transporters of hazardous waste disposed of at the Kin-Buc Landfill (the "PRPs") for contribution towards the cost of remediating the Kin-Buc Landfill. On December 23, 1997, the Company entered into four agreements which settled this suit, earlier suits and derivative lawsuits all related to the allocation of costs of remediation.
One of the December 23, 1997 agreements provided SCA's commitment to defend and indemnify the Company from all future liability for and in connection with the remediation of the site, including an area in the vicinity of the Kin-Buc Landfill known as Mound B. However, the Company remains a responsible party under the aforementioned Administrative Orders issued by EPA, and may incur administrative and legal costs complying with such Administrative Orders.

     During February 1999, EPA informed SCA that EPA has concluded that hazardous materials were disposed of in Mound B (see Note 9). Beginning in February 2000, the Company and EPA entered into a series of tolling agreements pursuant to which EPA agreed to defer the filing of claims or commencement of litigation with respect to Mound B against the respondents of the Administrative Orders, and the Company agreed to extend the statute of limitations which may otherwise have prevented the filing of such claims or commencement of litigation. The most recent of such extensions expires April 30, 2002.

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

     In September 1995, the Court approved a settlement of the AT&T Suit among Transtech, Inmar, Marvin H. Mahan, the AT&T Group and other generators and transporters of waste handled at the Carlstadt site who had contributed to the costs of the remediation of the site. Pursuant to such settlement, Transtech, Inmar and Marvin H. Mahan agreed to (i) pay $4.1 million of proceeds from settlements with primary insurers of a coverage action brought by the Company and Inmar against their primary and excess insurers, (ii) pay an additional $145,000 ($72,500 from Transtech and $72,500 from Inmar and Marvin H. Mahan), and (iii) assign their Carlstadt site-related insurance claims against excess insurers (see "Insurance Claims" above) in exchange for a complete release from these parties of all liability arising from or on account of environmental contamination at the Carlstadt site and the parties' remediation of the same. Notwithstanding such settlement, the Company may have liability in connection with the site to EPA for its costs of overseeing the remediation of the site, and to parties who had not contributed to the remediation at the time the settlement was approved but who may later do so. The Company has received no indication that EPA intends to assert a claim for oversight costs.

     In December 1989, Inmar and Transtech agreed to share equally certain costs in connection with the AT&T Suit. As of December 31, 1992, Transtech paid $514,000 towards such costs. Inmar disputed which expenses are to be shared. Further, in April 1991, Marvin H. Mahan made a demand upon Transtech for reimbursement of approximately $300,000 in costs which he incurred in connection with the AT&T Suit. The dispute concerning the shared expenses and Marvin H. Mahan's demand for reimbursement are subjects of the October 1998 settlement agreement with Inmar (See Part III, Item 12 Certain Relationships and Related Transactions).

As to the Tang Site

     Tang Realty, Inc. ("Tang"), a company owned and controlled by Marvin H. Mahan, (a former director and officer, and former principal shareholder of the Company) and the Company entered into a settlement agreement (the "Tang Agreement") in 1988 regarding the costs of remediation of certain property in Piscataway, New Jersey owned by Tang (the "Tang Site") pursuant to which the Company assumed all future remediation costs in connection with the Tang Site. In October 1990, the Company rescinded the Tang Agreement based on a reassessment of its involvement at the site. As of the date of the rescission, the Company had paid approximately $4,300,000 to Tang in reimbursement for damages and actual remediation costs incurred. Tang disputed the Company's right to rescind the Tang Agreement. This dispute was a subject of the October 1998 settlement discussed in Part III, Item 12. During July 1999, counsel to the Company was contacted by the United States Environmental Protection Agency (the "EPA") regarding the Tang Site. EPA is performing remediation at the site and had requested information from approximately 100 potentially responsible parties concerning their involvement with the Tang Site. Transtech had no direct involvement with EPA since October 1990 and had not been the recipient of an EPA request for information. The July 1999 inquiry set forth EPA's concern that the statute of limitations on any claim EPA may have against the Company with respect to the site would expire during August 1999. Subsequent to August 1999, in consideration for EPA's agreement to defer the filing of a claim against the Company prior to the expiration of such statute of limitations, the Company agreed to enter into a series of agreements to extend the statute of limitations. During this period, EPA and the Company discussed the potential claims EPA was contemplating against the Company with respect to the site, and the amount of contribution EPA believes such claims may warrant toward EPA's estimated $2.9 million of unallocated remediation costs associated with the site. The most recent of such extensions has expired. On November 20, 2001 EPA filed suit against the Company in the United States District Court for the District of New Jersey entitled United States of America v. Transtech Industries, Inc., alleging that the Company is the corporate successor to the former operator at the site, Chemsol, Inc. and had continued its operations at the site. Chemsol, Inc. was controlled by Marvin H. Mahan. The Company intends to contest the allegations regarding successorship and the extent of operations it may have conducted at the site.

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

     The uncertainty of the outcome of the aforementioned litigation and the impact of future events or changes in environmental laws or regulations, which cannot be predicted at this time, could result in reduced liquidity, increased remediation and closure costs, and increased tax and other potential liabilities. A significant increase in such costs could have a material adverse effect on the Company's financial position, results of operations and net cash flows. The Company may ultimately incur costs and liabilities in excess of its available financial resources.


Part I, Item 4.  Submission of Matters to a Vote of
                 Security Holders.

     None.

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

     Andrew J. Mayer, Jr. (46) - Vice President-Finance and Chief Financial Officer of the Company from November 1991 and a director of the Company from December 1991 and, from April 1992, Secretary of the Company. From 1988 to November 1991, Mr. Mayer served as Vice President, Secretary and Treasurer of Kenmare. In connection with management and financial services provided by Kenmare, Mr. Mayer served in a variety of capacities for the following companies: Old American Holdings, Inc. and its subsidiary from 1988 to 1991; The Shannon Group, Inc. and its subsidiaries from 1988 to 1990; Detroit Tool Group, Inc. and its subsidiaries from 1989 to 1990; Compact Video Group, Inc. from 1988 to 1991; Manhattan Transfer/Edit, Inc. from 1989 to 1991; and General Textiles from 1989 to 1990. Mr. Mayer served as Executive Vice President of Hunt Valve Company, Inc., a former subsidiary of the Company from March 1, 1996, the date the Company sold Hunt, to his resignation effective January 1, 1997. Mr. Mayer served as Vice President - Chief Financial Officer of ValveCo Inc. from April 3, 1996 through his resignation effective January 1, 1997, and was a stockholder in ValveCo Inc. from March 1, 1996 through August, 1998. From September 1996 to February 14, 1997, Mr. Mayer served as a Director of Hunt's subsidiary, Hunt SECO Engineering, Ltd. and its subsidiaries. Mr. Mayer is an investor, and serves in a variety of capacities, in certain entities established by Robert V. Silva & Company, LLC for private investment purposes. Mr Mayer also served as a Director, Chief Financial Officer and Secretary of Fab-Tech Industries of Brevard, Inc. from September 1998 through November 1, 2000. He continues to serve as a Vice President of Fab-Tech.

Compliance with Section 16(a) of Securities
Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the Company's fiscal year ending December 31, 2001 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.


Part III, Item 10.  Executive Compensation.

                   Summary Compensation Table

     The following table summarizes the compensation paid to or earned by the President and Chief Executive Officer (the "Chief Executive Officer") and the Vice President-Finance, Chief Financial Officer and Secretary (the "Named Executive Officer") in the years ending December 31, 2001, 2000, 1999 ("Fiscal 2001", "Fiscal 2000"
and "Fiscal 1999", respectively) for services rendered by them to the Company in all capacities during such years. Both the Chief Executive Officer and the Named Executive Officer were the only executive officers of the Company whose total annual salary and bonus exceeds $100,000 and were serving as executive officers of the Company at December 31, 2001.

                           Annual Compensation

                                                Other
Name and                                        Annual
Principal           Fiscal                      Compen-
Position            Year   Salary    Bonus      sation (a)

Robert V. Silva     2001   $205,000   $0         $2,032
President and Chief 2000   $154,744   $0         $1,547
Executive Officer   1999   $157,332   $0         $1,573

Andrew J. Mayer, Jr 2001   $167,000   $0         $1,658
Vice President-     2000   $136,000   $0         $1,360
Finance, Chief      1999   $136,000   $0         $1,360
Financial Officer
and Secretary

                           Long Term Compensation
                                  Awards         Payouts
                                      Options/   Long-Term All
Name and                   Restricted Stock App- Incentive Other
Principal           Fiscal Stock      reciation  Plan      Compens-
Position            Year   Awards     Rights     Payouts   ation(b)

Robert V. Silva     2001    0          0           0         0
President and Chief 2000    0          0           0         0
Executive Officer   1999    0          0           0         0

Andrew J. Mayer, Jr 2001    0          0           0         0
Vice President-     2000    0          0           0         0
Finance, Chief      1999    0          0           0         0
Financial Officer
and Secretary

     (a) In each case, the amount shown as other annual compensation is the Company's matching contributions to its 401(k) Plan on behalf of the Chief Executive Officer and the Named Executive Officer during each of Fiscal 2001, Fiscal 2000 and Fiscal 1999. In each of Fiscal 2001, Fiscal 2000 and Fiscal 1999, the Company's 401(k) Plan provided for a match equal to 50% of a participant's contribution to the plan in that year, subject to a maximum of (i) 2% of compensation in that year or (ii) applicable Internal Revenue Service limits.

     (b) The aggregate value of all other perquisites granted the Chief Executive Officer and the Named Execution Officer is less than 10% of their respective salaries.

     During Fiscal 2001, the Chief Executive Officer and the Named Executive Officer were granted 50,000 and 40,000 shares, respectively, of the Company's Common Stock issued pursuant to the Company's 2001 Employee Stock Plan. The granted shares were registered on March 23, 2001 and issued on March 27, 2001.

                       Stock Option Plans

     The following table sets forth, with respect to grants of stock options and stock appreciation rights ("SARs") to the Chief Executive Officer and the Named Executive Officer during Fiscal 2001: (a) the number of options granted; (b) the percent the grant represents of total options granted to employees during Fiscal 2001; (c) the per-share exercise price of the options granted; and
(d) the expiration date of the options.

                OPTION/SAR GRANTS IN FISCAL 2001

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

     The following table sets forth: (a) the number of shares received and the aggregate dollar value realized in connection with each exercise of outstanding stock options during Fiscal 2001 by the Chief Executive Officer and the Named Executive Officer; (b) the total number of all outstanding, unexercised options (separately identifying exercisable and unexercisable options) held by such executive officers as of the end of Fiscal 2001; and (c) the aggregate dollar value of all such unexercised options that are in-the-money (i.e., options as to which the fair market value of the underlying common stock of the Company that is subject to the option exceeds the exercise price of the option), as of the end of Fiscal 2001.

         AGGREGATED OPTION/SAR EXERCISES IN FISCAL 2001
              AND FISCAL YEAR-END OPTION/SAR VALUES


                                                    Number of
                                                    Unexercised
                                                 Options/SARs* at
                                                Fiscal Year-End(#)

                 Shares Acquired                   Exercisable/
Name             on Exercise (#) Value Realized($) Unexercisable

Robert V. Silva        0            N/A                0/0
Andrew J. Mayer, Jr.   0            N/A                5,000/0



                         Value of Unexercised
                         In-the-Money
                         Options/SARs* at
                         Fiscal Year-End($)

                         Exercisable/
                         Unexercisable

Robert V. Silva          0/0
Andrew J. Mayer, Jr.     0/0

     * No SARs have been issued by the Company.

                    Compensation of Directors

     Directors of the Company who are not also employees are paid annual directors' fees of $1,875 per calendar quarter, plus $500 for attending each meeting of the board. In Fiscal 2001, Arthur C. Holdsworth, III earned fees of $9,000.
Part III, Item 11.  Security Ownership of Certain Beneficial Owners
                    and Management.

     As of the close of business on March 22, 2002, the Company has issued and outstanding 2,979,190 shares of Common Stock, which figure excludes 1,885,750 shares owned by the Company which are not outstanding and are not eligible to vote.

     Set forth below is a table showing, as of March 22 2002, the number of shares of Common Stock owned beneficially by:

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


 Name and Address of
 Beneficial Owner and          Number of Shares      Percentage
 Identity of Group             Beneficially Owned    of Class

 Roger T. Mahan                325,435 (a),(d)       10.9%
 47 McGregor Avenue
 Mt. Arlington, NJ 07856

 Nancy M. Ernst                321,775 (a),(b),(d)   10.8%
 2229 Washington Valley Rd.
 Martinsville, NJ 08836

 Gary A. Mahan                 310,601 (a),(c),(d)   10.4%
 53 Cross Road
 Basking Ridge, NJ 07920

 Robert V. Silva               79,968 (e)             2.7%
 200 Centennial Avenue
 Piscataway, NJ 08854

 Andrew J. Mayer, Jr.           45,900 (f)            1.5%
 200 Centennial Avenue
 Piscataway, NJ 08854

 Arthur C. Holdsworth, III      23,200 (g)             .8%
 200 Centennial Avenue
 Piscataway, NJ 08854

 All executive officers        149,068 (h)            5.0%
 and directors as a group
   (3 in group)


     (a) Roger T. Mahan, Nancy M. Ernst and Gary A. Mahan are the children of Marvin H. Mahan, a former officer and director, and former principal shareholder of the Company, and his wife, Ingrid
T. Mahan. Marvin H. and Ingrid T. Mahan disclaim beneficial ownership of the shares owned by their children.

     (b) Includes 8,600 shares owned by Nancy M. Ernst's husband, Kenneth A.Ernst, and 18,200 shares owned by their minor children.
Mr. Ernst was a director of the Company from June 1987 through April 29, 1994.

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

     (e) Includes 6,822 shares held in the Company's 401K Plan, and 50,000 shares granted pursuant to the Company's 2001 Employee Stock Plan.

     (f) Includes incentive options to purchase 5,000 shares at $0.438 per share, all of which are presently exercisable, and 40,000 shares granted pursuant to the Company's 2001 Employee Stock Plan.

     (g) Includes 20,000 shares granted pursuant to the Company's
2001 Employee Stock Plan.

     (h) Includes incentive options to purchase 5,000 shares held by an officer of the Company, all of which are presently exercisable and 110,000 shares granted to the executive officers and director pursuant to the Company's 2001 Employee Stock Plan.

Part III, Item 12.  Certain Relationships and Related Transactions.

     On April 22, 1994, the Company made a loan of $75,000 to the President and Chairman of the Board of Directors of the Company, evidenced by a note with interest at a floating prime rate plus 1%.

The amount of the loan together with interest of $47,000 was repaid during December 2000.

      The Company has provided Marvin H. Mahan, a former officer and director, and former principal shareholder of the Company, and the father of three of the Company's principal shareholders, the use of an automobile and contributed to the expenses of maintaining an office for his use including secretarial services since his retirement from the Company. Such expenses totalled approximately $11,000 for each of the years ended December 31, 2001 and 2000.

       In October 1998, the Company, Marvin H. Mahan and certain entities affiliated with him entered into an agreement which resolved outstanding disputes. The Company had been negotiating with Inmar, Marvin H. Mahan and Tang (collectively, the "Mahan Interests") toward a settlement of disputes with the Company, namely, Inmar's demand for damages for loss of value of property adjoining the Kin-Buc Landfill, the sharing of legal expenses of the suit settled in 1995 pertaining to a site in Carlstadt, New Jersey, and the reimbursement of remediation costs and damages for loss of value at the Piscataway, New Jersey site owned by Tang. Negotiations broadened to include the Mahan Interests' joining in the December 1997 settlement of a derivative suit stemming from litigation regarding the remediation of the Kin-Buc Landfill, the satisfaction of Kin-Buc's judgment against Inmar regarding in-ground clay deposits purchased by Kin-Buc in 1988 and the Mahan Interests' cooperation in the prosecution of the suit against Transtech's excess insurers. In October, 1998 the Company entered into an agreement with the Mahan Interests which resolved such disputes and assigned to the Company all rights of the Mahan Interests, and certain other insured entities affiliated with the Mahan Interests, as insureds and claimants under the excess insurance policies, including those policies which are now the subject of litigation initiated by the Company (see Part I, Item 3, Legal Proceedings). The Company agreed to vacate Kin-Buc's judgment against Inmar in exchange for $480,000 which was paid to the Company from funds deposited with the Superior Court of New Jersey, and to pay $200,000 for the aforementioned assignment of rights under the insurance policies to be paid in two equal installments. The first installment was paid when the Company received the $480,000 from the Superior Court. An amount equal to the second installment was placed in escrow when the funds were received from the Superior Court and is included in "Other" assets in the accompanying December 31, 2001 and 2000 balance sheets. The second installment was released from escrow in 2002 when the Company received payment for claims made against the insurance carriers. The Company also agreed to indemnify Marvin H. Mahan for claims that may be made on account of past actions he took in his role as an officer and director of the Company and reimbursed Marvin H. Mahan $68,000 for a portion of the Mahan Interests' legal fees related to the Kin-Buc litigation and their efforts to release the funds held by the Superior Court. The Mahan Interests and the Company exchanged releases from all other claims each has made against the other.

                             PART IV

Part IV, Item 13.  Exhibits and Reports on Form 8-K.

     Exhibits

     The exhibits to this report are listed in the Exhibit Index on [pages 31 to 34].

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


Dated: March 28, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


/s/ Robert V. Silva                    March 28, 2002
Robert V. Silva, President and
Chief Executive Officer
and Director


/s/ Andrew J. Mayer, Jr.               March 28, 2002
Andrew J. Mayer, Jr.
Vice President-Finance, Chief
Financial Officer, Secretary and
Director



                   TRANSTECH INDUSTRIES, INC.
                          EXHIBIT INDEX

                                                       Sequential
Exhibit No.                                             Page No.

 3        Articles of Incorporation and By-Laws:

 3 (a) Articles of incorporation: Incorporated by reference to Exhibit 3 (a) to the Company's
          Annual Report on Form 10-K for fiscal year ended December 31, 1989.

 3 (b)    By-laws: Incorporated by reference to Exhibit
          3 (b) to the Company's Annual Report on Form
          10-K for fiscal year ended December 31, 1989.

 3 (c)    Amended and restated by-laws:  See "G" below.

10        Material contracts:

10 (n)    Property Purchase Agreement dated December 31,
          1992 by and among Red Robin Realty, Inc. as
          Seller and James Messner, Sr. and James
          Messner, Jr. as Buyers:  See "C" below.

10 (o)    Asset Purchase Agreement dated December 31,
          1992 by and among Genetic Farms, Inc., as Seller and James Messner, Sr. and James
          Messner, Jr., as Buyers:  See "C" below.

10 (p)    Settlement Agreement and Mutual Release dated
          October 28, 1992 among Transtech Industries,
          Inc. and certain of its subsidiaries and affiliates, Inmar Associates, Inc. and certain of its affiliates, Marvin H. Mahan, Roger T.
          Mahan and The Continental Insurance Company:
          See "C" below.

10 (q)    Order for Approval of De Minimis Settlement
          and for Dismissal of Certain Defendants of the
          District Court for the District of New Jersey
          dated November 2, 1992 in Transtech
          Industries, Inc. et al. v. A&Z Septic Clean,
          et al., Civil Action No. 90-2578 (HAA)
          approving settlements with certain defendants
          identified on Exhibits 1 and 2 to such Order
          pursuant to The Kin-Buc Landfill Contribution
          Agreement in the form of Exhibit 3 to such
          Order:  See "C" below.
                                                       Sequential
Exhibit No.                                             Page No.

10 (y)    Settlement Agreement and Mutual Release dated
          May 31, 1994 among Transtech Industries, Inc.
          and certain of its subsidiaries and
          affiliates, Inmar Associates, Inc. and certain of its affiliates, Marvin H. Mahan, Roger T.
          Mahan and The City Insurance Company: See "D" below.

10 (z)    Settlement Agreement and Release dated April
          20, 1994 among Transtech Industries, Inc.
          Inmar Associates, Inc., Marvin H. Mahan, Mt.
          Vernon Insurance Company and The United States
          Liability Insurance Company:  See "D" below.

10 (ac)   Settlement Agreement and Release dated
          September 16, 1994 among Transtech Industries,
          Inc., and its subsidiaries and affiliates, Inmar Associates, Inc., and its subsidiaries and affiliates, and the National Union Fire
          Insurance Company of Pittsburgh, Pa.: See "E" below.

10 (ad)   Settlement Agreement and Mutual Release dated
          October 3, 1994 among Transtech Industries,
          Inc., and its subsidiaries and affiliates, Inmar Associates, Inc. and its subsidiaries and affiliates, Marvin H. Mahan and Allstate
          Insurance Company:  See "E" below.

10 (au)   Settlement Agreement approved in September
          1995 among Transtech Industries, Inc., Inmar
          Associates, Inc., Marvin H. Mahan and certain members of the 216 Paterson Plank Road
          Cooperating PRP Group:  See "F" below.

10 (av)   Income Tax Sharing Agreement dated September
          27, 1991 among Transtech Industries, Inc., THV
          Acquisition Corp., HVHC, Inc. and Hunt Valve
          Company, Inc.:  See "F" below.

10 (aw)   Stock Purchase Agreement dated as of October
          24, 1995 between ValveCo Inc. and THV
          Acquisition Corp. (without schedules):  See
          "G" below.
                                                       Sequential
Exhibit No.                                             Page No.

10 (ax) Amended and Restated Stock Purchase Agreement dated as of January 15, 1996 among THV
          Acquisition Corp., ValveCo Inc., Transtech
          Industries, Inc., Hunt Valve Company, Inc. and
          Terold N.V., with exhibits, and letter
          agreement dated February 5, 1990 among THV
          Acquisition Corp., ValveCo Inc. and Transtech
          Industries, Inc.:  See "H" below.

10 (ay) Escrow Agreement dated March 1, 1996 by and among THV Acquisition Corp., ValveCo Inc. and
          United States Trust Company of New York, as escrow agent: See "I" below.

10 (az) Settlement Agreement for Matters Relating to the Kin-Buc Landfill dated December 23, 1997 among Transtech Industries, Inc. and certain of its subsidiaries, Waste Management, Inc.
          and certain of its affiliates including SCA
          Services, Inc., Inmar Associates, Inc., Dock
          Watch Quarry, Inc., Marvin H. Mahan, Robert J.
          Meagher, and Anthony Gaess:  See "J" below.

10 (ba)   Stipulation of Settlement and Release dated
          December 23, 1997 among Transtech Industries,
          Inc. and certain of its shareholders and former officers, Inmar Associates, Inc., Tang
          Realty, Inc., Waste Management, Inc. and certain of its affiliates including SCA
          Services, Inc.:  See "J" below.

10 (bb) Settlement Agreement dated October 22, 1998 among Transtech Industries, Inc. and its subsidiary, Inmar Associates, Inc., Tang
          Realty, Inc., Dock Watch Quarry Pit, Inc. and
          Marvin H. Mahan:  See "K" below.

10 (bc)   Transtech Industries, Inc. 2001 Employee Stock
          Plan:  See "L" below.

10 (bd)   Agreement of Purchase and Sale dated May 17,
          2001 among Transtech Industries, Inc. (and its subsidiaries Birchcrest, Inc. and Kinsley's
          Landfill, Inc.) and BWF Development, LLC.: See
          "M" below.

10 (be)   Confidential Settlement Agreement and
          Release, dated October 8, 2001, among certain members of the 216 Paterson Plank Road
          Cooperating PRP Group, Transtech Industries,
          Inc., certain Underwriters at Lloyd's, London, and certain London Market Insurance Companies:
          See "N" below.

11        Statement regarding computation of net loss          39
          per share

13        Annual Report to Stockholders                   40 - 94

21        Subsidiaries of the Registrant                       95





     "A"  Incorporated herein by reference to the
          Company's Current Report on Form 8-K dated
          June 30, 1989.

     "B"  Incorporated herein by reference to the
          Company's Current Report on Form 8-K dated
          July 14, 1989.

     "C"  Incorporated herein by reference to the
          Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992, as amended on May 18, 1993.

     "D"  Incorporated herein by reference to the
          Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994.

     "E"  Incorporated herein by reference to the
          Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994.

     "F"  Incorporated herein by reference to the
          Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.

     "G"  Incorporated herein by reference to the
          Company's Current Report on Form 8-K dated
          October 24, 1995.

     "H"  Incorporated herein by reference to the
          Company's Current Report on Form 8-K dated
          March 1, 1996.

     "I"  Incorporated herein by reference to the
          Company's Annual Report on Form 10-KSB
          for the fiscal year ended December 31, 1995.

     "J"  Incorporated herein by reference to the
          Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

     "K"  Incorporated herein by reference to the
          Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

     "L"  Incorporated herein by reference to the
          Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

     "M"  Incorporated herein by reference to the
          Company's Current Report on Form 8-K dated May
          17, 2001.

     "N"  Incorporated herein by reference to the
          Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001.