Form 10QSB
period 2002-03-31
TRANSTECH INDUSTRIES INC
filed 2002-05-15
CIK 87799

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           ___________

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2002

                              or

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,979,190 shares of common stock, $.50 par value, outstanding as of March 31, 2002. In addition, at such date, the issuer held
1,885,750 shares of common stock, $.50 par value, in treasury.

Transitional Small Business Disclosure Format
(Check One): Yes     No  X
                                               Page 1 of 35 pages
                                         Exhibit index on page 34

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                            I N D E X

                                                          Page(s)
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

      Consolidated Balance Sheets as of March 31,
        2002 and December 31, 2001                         3 -  4

      Consolidated Statements of Operations for the             5
        Three Months Ended March 31, 2002 and 2001

      Consolidated Statements of Cash Flows for the
        Three Months Ended March 31, 2002 and 2001         6 -  7

      Notes to Consolidated Financial Statements           8 - 15

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations           16 - 29

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                 30 - 31

Item 6. Exhibits and Reports on Form 8-K                       32


SIGNATURES                                                     33

EXHIBIT INDEX                                                  34

EXHIBITS                                                       35

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)

                             ASSETS

                                       March 31,    December 31,
                                         2002            2001
                                      (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents            $   450         $   442
  Marketable securities                  9,597              -
  Accounts receivable - trade (net
    of allowance for doubtful accounts
    of $502 and $2, respectively)          422           1,260
  Deferred tax assets                       44           1,356
  Closure cost receivable                  103             170
  Escrowed proceeds from insurance
    claim settlement                     3,500              -
  Escrowed proceeds from sale of
    subsidiary                             122             121
  Prepaid expenses and other               106             101

      Total current assets              14,344           3,450

PROPERTY, PLANT AND EQUIPMENT
  Machinery and equipment                2,910           2,910
  Less accumulated depreciation         (2,877)         (2,874)
      Net property, plant
       and equipment                        33              36

OTHER ASSETS
  Assets held for sale                   1,312           1,312
  Other                                     48             149

      Total other assets                 1,360           1,461

TOTAL ASSETS                           $15,737         $ 4,947







         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

               CONSOLIDATED BALANCE SHEETS, Cont'd
                           (In $000's)

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                       March 31,     December 31,
                                         2002            2001
                                      (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt    $     2         $     3
  Accounts payable                         225             330
  Accrued income taxes and related
    interest                             7,396           4,166
  Accrued miscellaneous expenses         1,213             137

        Total current liabilities        8,836           4,636

OTHER LIABILITIES
  Long-term debt                            -               -
  Accrued remediation and closure
    costs                                2,057           2,065

        Total other liabilities          2,057           2,065

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.50 par value,
    10,000,000 shares authorized:
    4,864,940 shares issued              2,432           2,432
  Additional paid-in capital             1,450           1,450
  Retained earnings                     11,976           5,378
  Other comprehensive income (loss)         -               -
        Subtotal                        15,858           9,260
  Treasury stock, at cost -
    1,885,750 shares                   (11,014)        (11,014)

        Total stockholders' equity
          (deficit)                      4,844          (1,754)

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)       $15,737         $ 4,947


         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)

                                      For the Three Months Ended
                                              March 31,
                                         2002           2001
NET REVENUES                            $  138         $  196

COST OF OPERATIONS
  Direct operating costs                    53             42
  Selling, general and
    administrative expenses              1,090            356
    Total cost of operations             1,143            398

INCOME (LOSS) FROM OPERATIONS           (1,005)          (202)

OTHER INCOME (EXPENSE)
  Investment income (loss)                  22             19
  Interest expense                          -              -
  Interest (expense) credit related
    to income taxes payable                (83)          (100)
  Gain (loss) from sale of securities       -              -
  Net proceeds from insurance claims    12,108             -
  Miscellaneous income (expense)            15             27
    Total other income (expense)        12,062            (54)

INCOME (LOSS) BEFORE INCOME TAXES
  (CREDIT)                              11,057           (256)

  Income taxes (credit)                  4,459             -

NET INCOME (LOSS)                      $ 6,598         $ (256)

INCOME (LOSS) PER COMMON SHARE:

NET INCOME (LOSS)                        $2.21          $(.09)

NUMBER OF SHARES USED IN
  CALCULATION                        2,979,190      2,835,857





         See Notes to Consolidated Financial Statements

                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

                PART I - FINANCIAL INFORMATION, Cont'd

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In $000's)
                              (Unaudited)
                                        For the Three Months Ended
                                                 March 31,
                                            2002           2001
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers          $   476        $    46
    Cash paid to suppliers and employees     (445)          (386)
    Interest and dividends received            22             14
    Interest paid                              -              -
    Other income received                     (85)            27
    Income taxes paid                          -              -
    Proceeds from insurance claims         13,045             -
    Proceeds from escrow deposit              100             -
      Net cash provided by (used in)
        operating activities               13,113           (299)

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale and maturity
      of marketable securities                 -             591
    Purchase of marketable securities      (9,596)          (308)
    Purchase of property, plant and
      equipment                                -              -
    Proceeds from sale of property,
      plant and equipment                      -              -
    Escrowed proceeds from insurance
      claims                               (3,500)            -
      Net cash provided by (used in)
        investing activities              (13,096)           283

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt       (1)            (1)
    Payment of remediation and closure
      costs                                    (8)            (1)
      Net cash provided by (used in)
        financing activities                   (9)            (2)

  NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                 8            (18)
  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE YEAR                               442             75
  CASH AND CASH EQUIVALENTS AT END
    OF THE QUARTER                        $   450        $    57

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                           (In $000's)
                           (Unaudited)

                                         For the Three Months Ended
                                                 March 31,
                                            2002           2001
RECONCILIATION OF NET INCOME (LOSS)
 TO NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:

  NET INCOME (LOSS)                       $ 6,598       $  (256)

  ADJUSTMENTS TO RECONCILE NET INCOME
   (LOSS) TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES:
    Depreciation and amortization               3             7
    Proceeds from escrow deposit              100            -
    Issuance of 150,000 shares of common
      stock at par                             -             75
    Additional paid in capital                 -            (66)
    (Gain) loss on sale of securities          -             -
    Increase (decrease) in allowance
      for doubtful accounts                   500            -
    (Increase) decrease in assets:
      Accounts and notes receivable,
       -net                                   337          (150)
      Deferred tax assets                   1,312            -
      Escrowed proceeds from sale
        of subsidiary                          (1)           (5)
      Prepaid expenses and other               (5)           15
    Increase (decrease) in liabilities:
      Accounts payable and accrued
        expenses                            1,039           (19)
      Accrued income taxes and related
        interest                            3,230           100

 NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                   $13,113       $  (299)

SUPPLEMENTAL CASH FLOW INFORMATION:

     During March 2001 the Company granted 150,000 shares of the Company's Common Stock, par value $.50, having a market value of $9,000, to the Company's employees and directors.

         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2002
                           (Unaudited)

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

NOTE 2 - BASIS OF PRESENTATION

     The accompanying financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of this Form 10-QSB may wish to refer to the Company's Form 10-KSB for the year ended December 31, 2001 for further information.

     The financial information has been prepared in accordance with the Company's customary accounting practices except for certain reclassifications to the 2001 financial statements in order to conform to the presentation followed in preparing the 2002 financial statements. Quarterly financial information has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature except as disclosed herein.

NOTE 3 - MARKETABLE SECURITIES

     The Company classifies all equity securities and debt securities as available-for-sale securities. Available-for-sale debt securities are carried at amortized cost, which approximates
fair value because of their short term to maturity.   At March 31,
2002, available-for-sale debt securities consisted of $9,597,000 of U.S. Government Securities with maturities through April, 2002. Available-for-sale equity securities are carried at fair value as determined by quoted market prices. At March 31, 2002, the Company held a portfolio of available-for-sale equity securities with a value of less than $1,000. The cost of marketable securities sold is determined on the specific identification method and realized gains and losses are reflected in income. There were no proceeds from sale and maturity of available-for-sale securities during the three months ended March 31, 2002. Dividend and interest income is accrued as earned.

NOTE 4 - TRADE RECEIVABLE

     Accounts receivable-trade as of March 31, 2002 and December 31, 2001 includes $704,000 and $1,042,000, respectively, related to a project at the Southern Ocean Landfill ("SOLF") in New Jersey. On May 15, 2000 the Company's capping plan for SOLF was approved by the New Jersey Department of Environmental Protection (the "Capping Plan"). The Capping Plan calls for the use of recycled materials
where possible in the implementation of the plan.   Tipping fees
generated from the deposit of the recycled materials are paid into an escrow fund from which the Capping Plan costs are paid. Such escrow account held $509,000 and $374,000 as of March 31, 2002 and December 31, 2001, respectively. The Company initially agreed to seek payment for its services and reimbursement for its costs solely from the escrowed funds generated from the delivery of recycled materials. One recycled material accounted for 65% of the total volume of all recycled materials to be deposited at the site. The availability of this recycled material has declined dramatically since the project was first proposed, and the Company has a limited ability to substitute materials under the Capping Plan. As a result, the project fell behind schedule and incurred a disproportionate level of operating expenses relative to tipping fees generated. The original permit granted to complete the Capping Plan expired March 15, 2001. Modifications have been made to the Capping Plan to allow additional time in which to complete the project, to allow additional materials to be incorporated into the plan in order to provide funding of the additional estimated project costs and to provide funding of certain aspects of the closure by the county and state. The permit has been extended to August 31, 2002. The Company may be permitted, at the sole discretion of the state, to continue accepting materials beyond August 31, 2002 in order to provide funding of project expenditures. However, there can be no assurance that the Company will be able to solicit sufficient quantities of recycled material to generate sufficient funds for reimbursement of the above expenditures, or payment for the services of the Company. Therefore, due to this uncertainty and the proximity to the August 31, 2002 deadline, during the period ended March 31, 2002 the Company recognized an allowance of $500,000 against the amounts due it from the SOLF project.

NOTE 5 - ESCROWED PROCEEDS FROM INSURANCE CLAIM SETTLEMENT

     In conjunction with the 1997 settlement of the litigation related to the Kin-Buc Landfill discussed in Note 9, the Company committed a yet to be determined portion of the proceeds, net of certain adjustments, arising from its litigation against its excess carriers be paid to SCA Services, Inc., an affiliate of Waste Management, Inc. In accordance with the terms of the 1997 settlement, $3.5 million of the Company's settlement proceeds are held in escrow until the amount of such obligation, if any, is determined. For further discussion of the litigation of claims against excess carriers, see "Insurance Claims for Past Remediation Costs" contained in Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of this Form 10-QSB.

NOTE 6 - ESCROWED PROCEEDS FROM SALE OF SUBSIDIARY

     On March 1, 1996, the Company's wholly-owned subsidiary, THV Acquisition Corp. ("THV"), sold all of the issued and outstanding stock of Hunt Valve Company, Inc. ("Hunt") to ValveCo, Inc. A portion of the net cash proceeds of the sale ($750,000) was placed in an interest bearing escrow account to secure the Company's indemnification obligations to the purchaser under the purchase agreement. The escrow will terminate upon the earlier to occur of
(i) the release of all funds from escrow in accordance with the terms thereof or (ii) the later to occur of (x) the expiration of the applicable statute of limitations for the assessment of federal income taxes for all taxable years with respect to which Hunt was a member of the Company's consolidated tax group and (y) the satisfaction by the Company of all assessments or other claims by the Internal Revenue Service for taxes of the consolidated tax group during such years. No indemnification claims have been asserted. During December 2000, $841,000 was released to the Company from the escrowed funds when it became evident that the income tax liability for the years covered by the escrow was less than $100,000. The escrowed funds with accrued interest income equal $122,000 and $121,000 as of March 31, 2002 and December 31, 2001, respectively, and are classified as current in the accompanying balance sheet since it is anticipated that the funds will be released within twelve months.

NOTE 7 - ASSETS HELD FOR SALE

     Assets held for sale consist primarily of real estate which is carried at a cost of $1,312,000 as of March 31, 2002 and December 31, 2001. The real estate included in this category consists of approximately 430 acres in Deptford, N.J., including approximately 100 acres upon which the landfill owned and previously operated by the Company's subsidiary, Kinsley's Landfill, Inc. ("Kinsley's"), is situated. The Company is actively pursuing the disposition of these properties. However, based upon market conditions for real estate of this type, the Company is unable to determine when such sale(s) will be consummated. During May 2001, the Company entered into an agreement to sell approximately 55 acres of property adjoining the Kinsley's landfill for $2.5 million. The sale is contingent, among other conditions, upon the buyer completing its due diligence and obtaining approval of its plans for the property from applicable local and state agencies; a process that may require two or more years from the date of this report to accomplish.

NOTE 8 - INCOME TAXES

     Accrued income taxes and related interest consists of (a) $3,147,000 for federal and state income taxes with respect to the period ended March 31, 2002, and (b) 4,249,000 for federal and state income taxes, plus interest, with respect to the Company's tax liability for the years 1980 through 1991.

     The provision (credit) for income taxes consists of the
following (in 000's):
                                         2002          2001
   Provision for operations
     Currently payable (refundable):
       Federal                        $ 2,771            -
       State                              376            -
                                        3,147            -
     Deferred:
       Federal                            903            -
       State                              409            -
                                        1,312            -
     Total income tax
       provision (credit)             $ 4,459            -

     During October 2000, the Company concluded litigation, which it commenced in 1994, with the Service in Tax Court regarding the Company's tax liability for taxable years 1980-91. The Company settled all of the issues before the Tax Court and reached agreement with the Service as to its tax liability for all of the subsequent taxable years through 1996. After taking into account available net operating losses and tax credits, the Company has been assessed $905,000 of federal income tax as a result of the settlements. The Company estimates that, as of March 31, 2002, it also owes approximately $127,000 of state income tax and $3,226,000 of federal interest as a result of the settlements. State tax authorities may assert that penalties are owed in connection with the state tax liability arising from the settlements. The Company will decide whether to challenge any such state tax penalties if and when they are asserted. The Company has paid the portion of the assessment related to 1995; which consisted of $9,000 of federal taxes and $5,000 of interest. The aggregate tax obligation owed as a result of the Company's settlements with the Service is approximately $4,249,000 (plus additional interest accruing from March 31, 2002 until the obligations are paid).

     During March 2001, the Company filed an Offer in Compromise with the Service requesting a reduction of its tax obligation and permission to pay the reduced obligation in installments. This Offer was rejected by the Service, and in March 2002, the Company appealed the rejection. Payment of the state tax liability and interest will accompany amended state tax returns that are being prepared to reflect the adjustments to previously reported income that result from the settlements with the Service.

NOTE 9 - REMEDIATION AND CLOSURE COSTS

     The Company and certain subsidiaries previously participated in the resource recovery and waste management industries. These activities included the hauling of waste, waste treatment and the operation of three landfills. Although the landfills are now closed, the Company continues to own two landfills, and to remediate one of the owned landfills and one landfill previously leased from a third party, and has both incurred, and accrued for, substantial costs associated therewith.

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

     As of March 31, 2002, the Company has accruals totaling $11.3 million for its estimated share of remediation and closure costs in regard to the Company's former landfill operations, approximately $9.3 million of which is held in trusts and maintained by trustees for financing of the estimated $11.2 million required to fund the closure plan related to the landfill in Deptford, New Jersey owned by the Company's subsidiary, Kinsley's Landfill, Inc.

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

     During May 1997, EPA began an investigation of the area known as Mound B. In May 1998, the final plan of this investigation was completed. During February 1999, EPA informed SCA that EPA has concluded that hazardous materials were disposed of in Mound B. SCA's work plan to address the conditions at the mound was approved by EPA during January 2001 subject to certain contingencies. Beginning in February 2000, the Company and EPA entered into a series of tolling agreements pursuant to which EPA agreed to defer the filing of claims or commencement of litigation with respect to Mound B against the respondents to the Administrative Orders, and the Company agreed to extend the statute of limitations which may otherwise have prevented the filing of such claims or commencement of litigation. The most recent of such extensions expired April 30, 2002. During May 2002, the Company and all other respondents to the Administrative Orders were named as defendants to a suit filed by the Office of the US Attorney. The Company has yet to receive a copy of the complaint.

     In conjunction with the settlement of the litigation related to the Kin-Buc Landfill discussed above, the Company committed a yet to be determined portion of the proceeds, net of certain adjustments, arising from its litigation against its excess carriers be paid to WMI. For a discussion of this matter, see "Insurance Claims for Past Remediation Costs" contained in Part I,
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of this Form 10-QSB.

     During July 1999, counsel to the Company was contacted by EPA regarding a Piscataway, New Jersey site owned by Tang Realty, Inc. ("Tang"). Tang is a corporation controlled by Marvin H. Mahan, a former director and officer, and former principal shareholder of the Company. EPA is performing remediation at the site and had requested information from approximately 100 potentially responsible parties concerning their involvement with the Tang site. The Company had no direct involvement with EPA since October 1990 and had not been the recipient of an EPA request for information. The July 1999 inquiry set forth EPA's concern that the statute of limitations on any claim EPA may have against the Company with respect to the site would expire during August 1999. In consideration for EPA's agreement to defer the filing of a claim against the Company prior to the expiration of such statute of limitations, the Company agreed to enter into an agreement to extend the statute of limitations. Subsequent to August 1999, EPA and the Company entered into a series of agreements to extend the statute of limitations to November 21, 2001. During November, 2001 EPA filed suit against the Company alleging that the Company is the corporate successor to the former operator at the site, and had continued its operations at the site. EPA is seeking $2.9 million of previously unallocated remediation costs associated with the site. No further action has been taken regarding this matter pending the outcome of settlement discussions. Pursuant to a 1988 agreement with Tang, the Company spent approximately $4.3 million for the remediation of the site during 1988, 1989 and 1990.

NOTE 10 - LEGAL PROCEEDINGS

     See Item 1 of Part II of this Form 10-QSB for a discussion of recent developments with respect to the Company's legal matters.

NOTE 11 - EMPLOYEE BENEFIT PLANS

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

Results of Operations

     The three months ended March 31, 2002 compared to the three months ended March 31, 2001

     Consolidated revenues by business segment for the three months ended March 31, 2002 and 2001 were as follows (in $000):

                                     2002           2001

     Environmental Services          $291           $364
     Electricity Generation            -              -
       Subtotal                       291            364
     Intercompany                    (153)          (168)
       Net                           $138           $196

     Consolidated net revenues for the three months ended March 31, 2002 were $138,000 compared to $196,000 reported for the same period of 2001.

     The environmental services segment provides construction, remedial and maintenance services at landfills, commercial and industrial sites, and manages methane gas recovery operations. The environmental services segment reported $291,000 of gross operating revenues for the three months ended March 31, 2002 (prior to elimination of intercompany sales) compared to $364,000 for the period in 2001, a decrease of 20%. Approximately $153,000 or 53% of the environmental services segment's revenues for the period, compared to $168,000 or 46% for last year, were for services provided to other members of the consolidated group and therefore eliminated in consolidation. Third party sales were $138,000 for the period in 2002, compared to $196,000 for the period in 2001. Substantially all the third party sales during 2002 and 2001 were to one customer, as discussed below.

     On May 15, 2000 the Company's capping plan for the closure of the Southern Ocean Landfill ("SOLF") in New Jersey.was approved by the New Jersey Department of Environmental Protection (the "Capping Plan"). The Capping Plan has been limited to the grading and capping of the 12 acre lined portion of SOLF and grading and capping of a portion of the adjoining 44 acre unlined landfill area, and grading and capping of a previously used access road straddling the lined and unlined landfill areas at SOLF. Approved activities also include leachate collection and pump repair, slope stability analysis, stormwater management, gas vent installation, groundwater monitoring and associated activities. The Capping Plan calls for the use of recycled materials where possible in the implementation of the plan. Tipping fees generated from the deposit of the recycled materials are paid into an escrow fund from which the Capping Plan costs are paid. The Company shall perform certain of the above construction activities, sub-contract other activities and perform all managerial functions required under the Capping Plan as well as act as SOLF's agent to solicit the recycled materials. The Company had initially agreed to seek payment for its services and reimbursement for its costs solely from the escrowed funds generated from the delivery of recycled materials. One recycled material accounted for 65% of the total initial volume of all recycled materials to be deposited at the site. The availability of this recycled material declined dramatically since the project was first proposed, and the Company has a limited ability to substitute materials under the Capping Plan. As a result, the project fell behind schedule and incurred a disproportionate level of operating expenses relative to tipping fees generated. The original permit granted to complete the Capping Plan expired March 15, 2001. Modifications have been made to the Capping Plan to allow additional time in which to complete the project, to allow additional materials to be incorporated into the plan in order to provide funding of a portion of the additional estimated project costs and to provide funding of certain aspects of the closure by the county and state. The permit has been extended to August 31, 2002. The Company may be permitted, at the sole discretion of the state, to continue accepting materials beyond August 31, 2002 in order to provide funding of project expenditures. The estimated aggregate revenue that will be earned by the Company for its work on the project is between $1.6 - 1.8 million of the project's estimated budget of $4.6 million. The Company recognized revenue of $138,000 and $195,000 related to this project during the three months ended March 31, 2002 and 2001, respectively. Accounts receivable - trade at March 31, 2002 and December 31, 2001, includes $704,000 and $1,042,000, respectively, due from the project. However, there can be no assurance that the Company will be able to solicit sufficient quantities of recycled material to generate sufficient funds for reimbursement of the above expenditures, or payment for the services of the Company. Therefore, due to this uncertainty and the proximity to the August 31, 2002 deadline, during the period ended March 31, 2002 the Company recognized an allowance of $500,000 against amounts due it from the SOLF project.

     The Company's environmental services segment continues to perform closure activities on sites previously operated by the Company's subsidiaries. Work performed on a landfill owned by the Company and located in Deptford, New Jersey is submitted for reimbursement to a trust account established to finance the closure activities at the site.

     No revenues have been reported for the segment that generates electricity using methane gas as fuel for the three months ended March 31, 2002 and 2001. The Company elected to postpone repairs to the diesel/generating units pending the outcome of negotiations of offers to purchase the electricity generating operations. The electricity generating facility consists of four diesel/generating units each capable of generating approximately 12,240 kwh/day at 85% capacity. Electricity generated is sold pursuant to a long term contract with a local utility. The contract has approximately three years remaining. Revenues are a function of the number of kilowatt hours sold, the rate received per kilowatt hour and capacity payments. The Company has operated one unit sporadically since June 2000. The contract with the local utility allows for a continuous interruption in electricity supply for a period of up to twelve months. Methane gas is a component of the landfill gas generated by a landfill site owned by the Company and located in Deptford, New Jersey. Engineering studies indicate sufficient quantities of gas at the landfill to continue the operation of the facility for approximately 10 years. Elements of the landfill gas are more corrosive to the equipment than traditional fuels, resulting in more hours dedicated to repair and maintenance than with equipment utilizing traditional fuels.

     Consolidated direct operating costs for the three months ended March 31, 2002 were $53,000, an increase of $11,000 or 26% when compared to $42,000 reported for 2001. This increase in direct operating costs is primarily due to the activities of the environmental services segment. The costs of the electricity generating segment were nominal for the three months ended March 31, 2002 and 2001 as a result of the limited operations and postponed repairs of the equipment.

     Consolidated selling, general and administrative expenses for the three months ended March 31, 2002 were $1,090,000, an increase of $734,000 or 206% from $356,000 reported for the same period in 2001. The increase in selling, general and administrative expenses is primarily due to a charge of $500,000 in the period for 2002 for the increase in the allowance for doubtful accounts discussed above, and an approximate $250,000 increase in accrued professional fees and administrative costs for the research and defense of environmental claims regarding various sites. Significant professional fees and administrative costs continue to be incurred in support of the Company's ongoing litigation, business development and asset divestiture efforts (see "Liquidity and Capital Resources - Liquidity").

     The Company's consolidated operating loss for the three months ended March 31, 2002 increased $803,000 to $1,005,000 from a loss of $202,000 for the same period in 2001.

     Consolidated investment income was $22,000 for the three months ended March 31, 2002, an increase of $3,000 from $19,000 reported for the comparable period in 2001. The increase is primarily due to an increase in funds available for investment.

     Consolidated interest expense was less than $1,000 for the three months ended March 31, 2002 and 2001.

     Interest reported as "Interest (expense) credit related to income taxes payable" represents the increase or decrease in the amount of interest accrued on estimated income taxes payable as a result of the Company's tax litigation referred to below. Interest expense of $83,000 and $100,000 was reported for the three months ended March 31, 2002 and 2001, respectively.

     Net proceeds from insurance claims of $12,108,000 reported for the three months ended March 31, 2002 represents the proceeds received from the Company's October 2001 settlement of litigation against certain of its excess insurance carriers, less related legal fees and a charge of $100,000 related to the release of funds previously held in escrow to a former majority shareholder and former officer and director. Such payment stems from a 1998 settlement agreement and was contingent upon the Company's settlement of the excess insurance claims. See "Liquidity and Capital Resources - Insurance Claims for Past Remediation Costs" for further discussion of these issues.

     Consolidated miscellaneous income for the three months ended March 31, 2002 and 2001 was $15,000 and $27,000, respectively.
Miscellaneous income for the period in 2002 and 2001 includes income of $2,500 in recognition of royalty payments received from the lessee of certain of the Company's real property situated beneath the lessee's landfill. The payments are reported net of a fee payable pursuant to a consulting agreement executed in 1982.

     Provisions for income taxes of $4,459,000 was reported for the three months ended March 31, 2002. No provisions for income taxes had been recognized for the three months ended March 31, 2001.

     Consolidated net income for the three months ended March 31, 2002 was $6,598,000 or $2.21 per share, compared to a net loss of $256,000 or $(.09) per share, for the three months ended March 31, 2001.

Liquidity and Capital Resources

General

     The Company faces significant short-term and long-term cash requirements for (i) federal and state income taxes and interest which have been assessed and are now due as discussed below and in the notes to the Company's consolidated financial statements for the period ended March 31, 2002, (ii) funding obligations and remediation costs associated with sites of past operations, and
(iii) funding its professional and administrative costs.

     As discussed in detail below, the Company and the Internal Revenue Service (the "Service") have settled all of its issues before the U.S. Tax Court regarding the Company's tax liability for the years 1980 through 1991, and the federal and state income tax obligations stemming from the settlements have been assessed and are now due. The assessed tax obligation has been estimated at $4.3 million as of March 31, 2002. Although the Company's settlement of its claims against certain of its insurance carriers for recoveries of past remediation costs, discussed below, resulted in after-tax proceeds greater than the amount of the assessed tax obligations, the proceeds remaining after an immediate payment of the full amount of the tax obligation may be insufficient to satisfy the Company's other obligations and meet its operating expenses as they come due. The Company intends to pursue all opportunities of potential relief with respect to the payment of the tax obligation afforded it under the U.S. tax laws. In addition, the Company's past participation in the waste handling and disposal industries subjects the Company to future events or changes in environmental laws or regulations, which cannot be predicted at this time, which could result in material increases in remediation and closure costs, and other potential liabilities that may ultimately result in costs and liabilities in excess of its available financial resources.

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

     In the event of an unfavorable resolution of the claims against the Company by the United States Environmental Protection Agency and SCA Services, Inc. discussed below, or unfavorable payment negotiations with the Service, or should the proceeds of asset sales be insufficient to meet the Company's future cash requirements, including its tax liabilities, then, if other alternatives are unavailable at that time, the Company will be forced to consider a plan of liquidation of its remaining assets, whether through bankruptcy proceedings or otherwise.

Statement of Cash Flow

     Cash flow from operating activities for the three months ended March 31, 2002 increased to $13,113,000 from a use of $299,000 when compared to the prior year due primarily to the receipt of $13,045,000 of proceeds from a settlement of claims against certain of the Company's excess insurance carriers. Excluding the settlement proceeds, the cash flow from operations for the period in 2002 improved to a use of $68,000 due primarily to an increase in cash received from customers. Cash flows investing activities decreased this year to a use of $13,096,000 from a source of $283,000, due to the investment of proceeds from a settlement of claims against certain of the Company's excess insurers, and a reduction in cash utilized for operations as marketable securities were sold or matured. Cash flows from financing activities increased to $9,000 from $2,000 for the period compared to last year, due primarily to an increase in landfill closing costs incurred at a site financed from the Company's general funds.
Funds held by the Company in the form of cash and cash equivalents increased as of March 31, 2002 to $450,000 from $57,000. The sum of cash, cash equivalents and marketable securities as of March 31, 2002 increased to $10,047,000 from $1,013,000 when compared to the prior year.

     Working capital surplus was $5.5 million for the three months ended March 31, 2002 versus a deficit of $(1.2) million for the year ended December 31, 2001, and the ratio of current assets to current liabilities was 1.6 to 1 as of December 31, 2001 and 0.7 to 1 as of December 31, 2001.

Taxes

     During October 2000, the Company concluded litigation, which it commenced in 1994, with the Service in Tax Court regarding the Company's tax liability for taxable years 1980-91. The Company settled all of the issues before the Tax Court and reached an agreement with the Service as to its tax liability for all taxable years through 1996. After taking into account available net operating losses and tax credits, the Company has been assessed $905,000 of federal income tax as a result of these settlements. The Company estimates that, as of March 31, 2002, it also owes approximately $127,000 of state income tax and $3,226,000 of federal interest as a result of the settlements. State tax authorities may assert that penalties are owed in connection with the state tax liability arising from the settlements. The Company will decide whether to challenge any such state tax penalties if and when they are asserted. The Company has paid the portion of the assessment related to 1995; which consists of $9,000 of federal taxes and $5,000 of interest. The aggregate tax obligation owed as a result of the Company's settlement with the Service is approximately $4,249,000 (plus additional interest accruing from March 31, 2002 until the obligations are paid).

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

     In March 2001, the Company filed an Offer in Compromise with the Service requesting a reduction of its tax obligation and permission to pay the reduced obligation in installments. This Offer was rejected by the Service, and in March 2002, the Company appealed the rejection. Payment of the state tax liability will accompany amended state tax returns that are being prepared to reflect the adjustments to previously reported income that result from the settlements with the Service.

Remediation and Closure Costs

     As of March 31, 2002, the Company has accrued $11.3 million for its estimated share of remediation and closure costs related to the Company's former landfill and waste handling operations. Approximately $9.3 million is held in trust and maintained by trustees for the post-closure activities of one site located in Deptford, New Jersey (see Note 9 to the Company's Consolidated Financial Statements).

     The Kin-Buc Landfill, located in Edison, New Jersey, is owned and was operated by the Company's subsidiary, Kin-Buc, Inc. ("Kin-Buc"). The Kin-Buc Landfill and certain neighboring areas are undergoing remediation under Administrative Orders issued by the United States Environmental Protection Agency ("EPA") in September 1990 and November 1992 to the Company and other responsible parties including SCA Services, Inc. ("SCA"), which is an affiliate of Waste Management, Inc. ("WMI"). The Company initiated a suit in 1990 against generators and transporters of waste deposited at the site with the intent of obtaining contribution toward the cost of remediation. On December 23, 1997, the Company entered into four agreements which settled lawsuits related to the allocation of costs of remediation. One of the December 23, 1997 agreements provided SCA's commitment to defend and indemnify the Company from all future liability for and in connection with the remediation of the site, including an area in the vicinity of the Kin-Buc Landfill known as Mound B. However, the Company remains a responsible party under the aforementioned Administrative Orders issued by EPA, and may incur administrative and legal costs complying with such Administrative Orders.

     During February 1999, EPA informed SCA that EPA concluded that hazardous materials were disposed of in Mound B. SCA's work plan to address conditions at Mound B was approved by EPA during January 2001 subject to certain contingencies. Beginning in February 2000, the Company and EPA entered into a series of tolling agreements pursuant to which EPA agreed to defer the filing of claims or commencement of litigation with respect to Mound B against the respondents of the Administrative Orders, and the Company agreed to extend the statute of limitations which may otherwise have prevented the filing of such claims or commencement of litigation. The most recent of such extensions expired April 30, 2002. During May, 2002 the Company and all other respondents to the Administrative Orders were named as defendants to a suit filed by the Office of the US Attorney. The Company has yet to receive a copy of the complaint.

     In conjunction with the 1997 settlement of the litigation related to the Kin-Buc Landfill discussed above, the Company committed a yet to be determined portion of the proceeds, net of certain adjustments, arising from its litigation against its excess insurance carriers be paid to SCA. Such payment is not to exceed $3.5 million. For a discussion of this matter, see "Insurance Claims for Past Remedial Costs" below.

     During July 1999, counsel to the Company was contacted by EPA regarding a Piscataway, New Jersey site owned by Tang Realty, Inc. ("Tang"). Tang is a corporation controlled by Marvin H. Mahan, a former director and officer, and former principal shareholder of the Company. EPA is performing remediation at the site and had requested information from approximately 100 potentially responsible parties concerning their involvement with the Tang site. Transtech had no direct involvement with EPA since October 1990 and had not been the recipient of an EPA request for information. The July 1999 inquiry set forth EPA's concern that the statute of limitations on any claim EPA may have against the Company with respect to the site would expire during August 1999. Subsequent to August 1999, in consideration for EPA's agreement to defer the filing of a claim against the Company prior to the expiration of such statute of limitations, EPA and the Company entered into a series of agreements to extend the statute of limitations. During this period, EPA and the Company discussed the potential claims EPA was contemplating against the Company with respect to the site, and the amount of contribution EPA believes such claims may warrant toward EPA's $2.9 million of unallocated remediation costs associated with the site. The last of such extensions has expired. During November, 2001 EPA filed suit against the Company alleging that the Company is the corporate successor to the former operator at the site, Chemsol, Inc., and had continued its operations at the site. The Company intends to contest the allegations regarding successorship and the extent of operations it may have conducted at the site. Chemsol, Inc. was controlled by Marvin H. Mahan. Pursuant to a 1988 agreement with Tang, in 1988, 1989 and 1990 Transtech spent approximately $4.3 million for the remediation of the site.

Insurance Claims for Past Remediation Costs

     In 1995, the Company commenced suit (the "Lloyds Suit") against its excess insurers who provided coverage during the period of 1965 through 1986 to obtain a recovery of past remediation costs and indemnification for future costs incurred in connection with the remediation of various sites located in New Jersey, and for the defense of litigation related thereto. The defendant insurers, include various Underwriters at Lloyds, London, and London Market Insurance Companies, First State Insurance Company and
International Insurance Company.   The Company had assigned its
claims for remediation costs incurred at a site of past operations located in Carlstadt, New Jersey to certain third-parties (the "AT&T Group") in conjunction with the 1995 settlement of certain litigation regarding the remediation costs for such site. Certain of the AT&T Group members in-turn assigned their rights to the claims to other AT&T Group members (the "Co-Operating PRPs"). During October, 2001 the Company, the Cooperating PRP Group and certain Underwriters at Lloyds, London, and certain London Market Insurance Companies (the "London Market Insurers") entered into an agreement to settle the claims against them (the "Settlement Agreement"). The Settlement Agreement is intended to be, a full and final settlement that releases and terminates all rights, obligations and liabilities of London Market Insurers, the Company and the Cooperating PRP Group with respect to the subject insurance policies. The Settlement Agreement was consummated in February 2002 when the condition that payments by settling insurers into an escrow account must represent at least 84.75% of the negotiated value assigned to the claims was satisfied. The Company's share of the Settlement Agreement proceeds and interest earned during the collection of the proceeds was approximately $13 million. The Company intends to pursue its claims against the non-settling defendants. Some of the non-settling London and London Market insurance companies are insolvent, however the estates of some of these insolvent companies have sufficient assets to make a partial contribution toward claims filed by the Company. The Cooperating PRP Group shall receive the first $250,000 that is collected from the non-settling excess insurers, net of attorney fees and expenses, and the Company shall retain the balance of amounts recovered, if any. Proceeds from the Settlement Agreement will be subject to federal and state income taxes.

     The Company also committed a yet to be determined portion of its proceeds from the Lloyds Suit net of certain adjustments, be paid to SCA Services, Inc. in conjunction with the 1997 settlement of the litigation related to the Kin-Buc Landfill, as discussed above, and to legal counsel representing the Company in the Lloyds Suit. In accordance with the terms of the 1997 settlement, $3.5 million of the Company's share of the Lloyds Suit settlement is held in escrow until the amount of such obligation, if any, is determined. The Company and counsel representing the Company in the Lloyds Suit and certain other matters entered into an engagement agreement that contains as compensation both fixed and contingent fees. The amount of fees due is dependent in-part upon the outcome of the matters. The Company has accrued approximately $837,000 for such fees which are payable at the conclusion of the litigation on which counsel represents the Company.

     All of the policies of excess insurance issued by the defendant insurers cover Transtech, its present subsidiaries and former subsidiaries, some of which Transtech no longer controls. Certain companies presently or formerly owned or controlled by a former principal shareholder, director and officer of the Company are also covered, however such parties assigned their rights as holders and claimants under these policies to the Company pursuant to an October 1998 agreement. The 1998 agreement provided, among other terms, for the second of two payments in the amount of $100,000 each be released from an escrow upon receipt of proceeds from claims against the excess insurance carriers.

Assets Held for Sale

     Assets held for sale consist primarily of real estate which is carried at a cost of $1,312,000 as of March 31, 2002. The real estate included in this category consists of approximately 430 acres of predominately vacant property located in Deptford, N.J. (including approximately 100 acres upon which the landfill owned and operated by the Company's subsidiary Kinsley's Landfill, Inc. ("Kinsley's") is situated). The Company had attempted to maximize the consideration received for the property through the sale or lease of portions of the Deptford Property as a recycling center/construction and demolition waste depository. However, discussions with local officials lead the Company to conclude that such plans are unlikely to be accomplished in the foreseeable future. The Company is now pursuing the disposition of the property through the sale of individual parcels and/or groups of parcels. However, based upon market conditions for real estate of this type the Company is unable to determine when sale(s) of the parcels will ultimately be consummated and proceeds received. During May, 2001 the Company entered into a contract to sell approximately 55 acres adjoining Kinsley's landfill for $2.5 million, assuming all 55 acres could be utilized for development. The sale is contingent upon, among other conditions, the buyer completing its due diligence and obtaining approval of its plans for the property from applicable local and state agencies; a process that may require two or more years from the date of this report to accomplish. During March 2002, the buyer notified the Company that it will seek adjustments to the purchase contract since its due diligence indicates that only between 45 and 48 acres may be developed and certain work on the property may be required. The Company and its advisors are evaluating the results of the buyer's research.

Escrowed Proceeds from Sale of Subsidiary

     A portion of the net cash proceeds from the 1996 sale of a subsidiary was placed in an interest bearing escrow account to secure the Company's indemnification obligations to the purchaser under the purchase agreement. The escrow will terminate upon the earlier to occur of (i) the release of all funds from escrow in accordance with the terms thereof or (ii) the later to occur of (x) the expiration of the applicable statute of limitations for the assessment of federal income taxes for all taxable years with respect to which the subsidiary was a member of the Company's consolidated tax group and (y) the satisfaction by the Company of all assessments or other claims by the Internal Revenue Service for taxes of the consolidated tax group during such years. No indemnification claims have been asserted. During December 2000, the purchaser agreed to release $841,000 from the escrowed funds to the Company when it became evident that the income tax liability for the years covered by the escrow were less than $100,000. The escrowed funds with accrued interest income equal $122,000 as of March 31, 2002.

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


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                   PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     As previously disclosed, in 1995, Transtech, and its wholly-owned subsidiaries Kin-Buc, Inc. and Filcrest Realty, Inc. commenced suit in the Superior Court of New Jersey, Middlesex County, entitled Transtech Industries, Inc. et. al v. Certain Underwriters at Lloyds et al., Docket No. MSX-L-10827-95, (the "Lloyds Suit") to obtain indemnification from its excess insurers who provided coverage during the period 1965 through 1986 against costs incurred in connection with the remediation of various sites in New Jersey. The defendant insurers included various London and London Market insurance companies, First State Insurance Company and International Insurance Company. The Company entered into a Settlement Agreement and Release (the "Settlement Agreement"), dated October 8, 2001 and consummated in February 2002, which settled the Company's claims against certain of its excess insurance carriers.

     The Company had assigned its claims for remediation costs incurred at a site of past operations located in Carlstadt, New Jersey to certain third-parties (the "AT&T Group") in conjunction with the 1995 settlement of certain litigation related to such site. Subsequent to executing the September 1995 settlement, certain members of the AT&T Group conveyed their rights under such settlement to other members of the AT&T Group (the "Cooperating PRP Group"). During 1998, the Company and the Cooperating PRP Group agreed to cooperate in the pursuit of their respective excess insurance claims, and therefore, members of the Cooperating PRP Group are parties to this Settlement Agreement.

     The Company and the Cooperating PRP Group agreed upon an allocation of the proceeds from the Lloyds Suit that, assuming the Settlement Agreement was consummated, shall provide the Company 52% of the proceeds, plus all of the interest earned on both the Company's and Cooperating PRP Group's portion of the settlement proceeds while such proceeds are collected and held in escrow pending consummation of the settlement. In addition, the Company agreed to pursue non-settling excess insurers. The Cooperating PRP Group shall receive the first $250,000 that is collected from the non-settling excess insurers, net of attorney fees and expenses, and the Company shall retain the balance of amounts recovered, if any.

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

               PART II - OTHER INFORMATION, Cont'd

     During May, 2002 the Company received notice that it was named as a defendant in a suit entitled United States of America vs. Chemical Waste Management, Inc, et al, filed in the US District Court for the District of New Jersey. The Company has yet to receive a copy of the complaint, but believes the action is in regard to the ongoing remediation of the Kin-Buc Landfill and surrounding areas. The Kin-Buc Landfill, located in Edison, New Jersey, is owned and was operated by the Company's subsidiary, Kin-Buc, Inc. The Kin-Buc Landfill and certain neighboring areas are undergoing remediation under an Amended Unilateral Administrative Order issued by EPA in September 1990 and November 1992 to the Company and other responsible parties including SCA and WMI.

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

               PART II - OTHER INFORMATION, Cont'd


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a) Exhibits

     Exhibit 11 - Computation of Earnings (Loss) Per Common Share

     Exhibit 27 - Financial Data Schedule

 b) Reports on Form 8-K

     The Company filed a report on Form 8-K dated February 20, 2002 to announce the consummation of the October 8, 2001 settlement agreement which settled the Company's claims against certain of its excess insurance carriers.

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  May 15, 2002          By:  /s/ Robert V. Silva
                                  Robert V. Silva, President
                                  and Chief Executive Officer


                                              and


Date:  May 15, 2002          By:  /s/ Andrew J. Mayer, Jr.
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary













                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED March 31, 2002

                          EXHIBIT INDEX

EXHIBIT                                                      PAGE
  NO.                                                         NO.


 11      Computation of Earnings (Loss) Per Common Share      35



1451: