Form 10QSB
period 1992-09-30
TRANSTECH INDUSTRIES INC
filed 2002-11-15
CIK 87799

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           ___________

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2002

                              or

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,979,190 shares of common stock, $.50 par value, outstanding as of September 30, 2002. In addition, at such date, the issuer held 1,885,750 shares of common stock, $.50 par value, in treasury.

Transitional Small Business Disclosure Format
(Check One): Yes     No  X
                                               Page 1 of 44 pages
                                         Exhibit index on page 41

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED September 30, 2002

                            I N D E X

                                                          Page(s)
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

      Consolidated Balance Sheets as of September 30,
        2002 and December 31, 2001                         3 -  4

      Consolidated Statements of Operations for the             5
        Nine Months Ended September 30, 2002 and 2001

      Consolidated Statements of Operations for the             6
        Three Months Ended September 30, 2002 and 2001

      Consolidated Statements of Cash Flows for the
        Nine Months Ended September 30, 2002 and 2001      7 -  8

      Notes to Consolidated Financial Statements           9 - 17

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations           18 - 34

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                 35 - 38

Item 6. Exhibits and Reports on Form 8-K                       39


SIGNATURES                                                     40

EXHIBIT INDEX                                                  41

EXHIBITS                                                       42

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)

                             ASSETS

                                     September 30,   December 31,
                                         2002           2001
                                      (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents            $ 4,270         $   442
  Marketable securities                  4,760              -
  Accounts receivable - trade (net
    of allowance for doubtful accounts
    of $702 and $2, respectively)          618           1,260
  Deferred tax assets                       44           1,356
  Closure cost receivable                  176             170
  Escrowed proceeds from insurance
    claim settlement                     3,500              -
  Escrowed proceeds from sale of
    subsidiary                             122             121
  Prepaid expenses and other               112             101

      Total current assets              13,602           3,450

PROPERTY, PLANT AND EQUIPMENT
  Machinery and equipment                2,991           2,910
  Less accumulated depreciation         (2,841)         (2,874)
      Net property, plant
       and equipment                       150              36

OTHER ASSETS
  Assets held for sale                   1,312           1,312
  Other                                     61             149

      Total other assets                 1,373           1,461

TOTAL ASSETS                           $15,125         $ 4,947







         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

               CONSOLIDATED BALANCE SHEETS, Cont'd
                           (In $000's)

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                     September 30,   December 31,
                                         2002            2001
                                      (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt    $     7         $     3
  Accounts payable                         156             330
  Accrued income taxes and related
    interest                             7,007           4,166
  Deferred income taxes                     34              -
  Accrued miscellaneous expenses         1,319             137

        Total current liabilities        8,523           4,636

OTHER LIABILITIES
  Long-term debt                            28              -
  Accrued remediation and closure
    costs                                2,048           2,065

        Total other liabilities          2,076           2,065

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.50 par value,
    10,000,000 shares authorized:
    4,864,940 shares issued              2,432           2,432
  Additional paid-in capital             1,450           1,450
  Retained earnings                     11,592           5,378
  Accumulated other comprehensive
    income (loss)                           66              -

        Subtotal                        15,540           9,260
  Treasury stock, at cost -
    1,885,750 shares                   (11,014)        (11,014)

        Total stockholders' equity
          (deficit)                      4,526          (1,754)

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)       $15,125         $ 4,947


         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)

                                       For the Nine Months Ended
                                             September 30,
                                         2002           2001
NET REVENUES                            $  607         $  682

COST OF OPERATIONS
  Direct operating costs                   186            219
  Selling, general and
    administrative expenses              2,061            983
    Total cost of operations             2,247          1,202

INCOME (LOSS) FROM OPERATIONS           (1,640)          (520)

OTHER INCOME (EXPENSE)
  Investment income (loss)                 128             36
  Interest expense                          (1)            -
  Interest (expense) credit related
    to income taxes payable               (249)          (284)
  Net proceeds from insurance claims    12,126             -
  Gain (loss) from sale of securities       -              34
  Miscellaneous income (expense)            64             69
    Total other income (expense)        12,068           (145)

INCOME (LOSS) BEFORE INCOME TAXES
  (CREDIT)                              10,428           (665)

  Income taxes (credit)                  4,214             -

NET INCOME (LOSS)                      $ 6,214         $ (665)

INCOME (LOSS) PER COMMON SHARE:

NET INCOME (LOSS)                        $2.09          $(.23)

NUMBER OF SHARES USED IN
  CALCULATION                        2,979,190      2,931,937





         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)

                                      For the Three Months Ended
                                            September 30,
                                         2002           2001
NET REVENUES                            $  237         $  243

COST OF OPERATIONS
  Direct operating costs                    90             98
  Selling, general and
    administrative expenses                455            270
    Total cost of operations               545            368

INCOME (LOSS) FROM OPERATIONS             (308)          (125)

OTHER INCOME (EXPENSE)
  Investment income (loss)                  61              7
  Interest expense                          (1)            -
  Interest (expense) credit related
    to income taxes payable                (85)           (89)
  Net proceeds from insurance claims        18             -
  Gain (loss) from sale of securities       -              34
  Miscellaneous income (expense)            19             22
    Total other income (expense)            12            (26)

INCOME (LOSS) BEFORE INCOME TAXES
  (CREDIT)                                (296)          (151)

  Income taxes (credit)                   (111)            -

NET INCOME (LOSS)                      $  (185)        $ (151)

INCOME (LOSS) PER COMMON SHARE:

NET INCOME (LOSS)                        $(.06)         $(.05)

NUMBER OF SHARES USED IN
  CALCULATION                        2,979,190      2,979,190





         See Notes to Consolidated Financial Statements

                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

                PART I - FINANCIAL INFORMATION, Cont'd


                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In $000's)
                              (Unaudited)
                                          For the Nine Months Ended
                                                September 30,
                                            2002           2001
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers          $   548        $    92
    Cash paid to suppliers and employees   (1,478)        (1,006)
    Interest and dividends received           129             29
    Interest paid                              (1)            -
    Other income received                      64             69
    Income taxes paid                        (310)            -
    Proceeds from insurance claims         13,063             -
    Proceeds from escrow deposit              100             -
      Net cash provided by (used in)
        operating activities               12,115           (816)

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale and maturity
      of marketable securities              9,596          1,547
    Purchase of marketable securities     (14,255)          (308)
    Purchase of property, plant and
      equipment                              (129)            (1)
    Escrowed proceeds from insurance
      claims                               (3,500)            -
    Long term deposit                         (13)            -
      Net cash provided by (used in)
        investing activities               (8,301)         1,238

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt       (3)            (2)
    Proceeds from equipment financing          34             -
    Payment of remediation and closure
      costs                                   (17)            (9)
      Net cash provided by (used in)
        financing activities                   14            (11)

  NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                             3,828            411
  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE YEAR                               442             75
  CASH AND CASH EQUIVALENTS AT END
    OF THE QUARTER                        $ 4,270        $   486


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                           (In $000's)
                           (Unaudited)

                                          For the Nine Months Ended
                                                September 30,
                                            2002           2001
RECONCILIATION OF NET INCOME (LOSS)
 TO NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:

  NET INCOME (LOSS)                       $ 6,214       $  (665)

  ADJUSTMENTS TO RECONCILE NET INCOME
   (LOSS) TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES:
    Depreciation and amortization              15            20
    Proceeds from escrow deposit              100            -
    Issuance of 150,000 shares of common
      stock at par                             -             75
    Additional paid in capital                 -            (66)
    Gain (loss) from sale of securities        -            (34)
    Deferred tax assets                     1,312            -
    Increase (decrease) in allowance
      for doubtful accounts                   700            -
    (Increase) decrease in assets:
      Accounts and notes receivable,
       -net                                   (58)         (590)
      Escrowed proceeds from sale
        of subsidiary                          (1)           (7)
      Prepaid expenses and other              (13)           64
    Increase (decrease) in liabilities:
      Accounts payable and accrued
        expenses                            1,005           103
      Accrued income taxes and related
        interest                            2,841           284

 NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                   $12,115       $  (816)

SUPPLEMENTAL CASH FLOW INFORMATION:

     During March 2001 the Company granted 150,000 shares of the Company's Common Stock, par value $.50, having a market value of $9,000, to the Company's employees and directors.

         See Notes to Consolidated Financial Statements


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 2002
                           (Unaudited)

NOTE 1 - FORWARD LOOKING STATEMENTS

     Certain statements in this report which are not historical facts or information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. These statements relate to future events or the Company's future financial performance. In some cases, forward-looking statements can be identified by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, intend, potential or continue, and similar expressions or variations. These statements are only predictions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievement of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the ability of the Company to implement its business strategy; the Company's ability to successfully identify new business opportunities; changes in the industry; competition; the effect of regulatory and legal proceedings; and other factors discussed herein. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievements of the Company. All forward-looking statements included in this document are based on information available to the Company and its employees on the date of filing, and the Company and its employees assume no obligation to update any such forward-looking statements. In evaluating these statements, the reader should specifically consider various factors.

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


     In preparing financial statements in accordance with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates. See "Part I, Item 2. Managements's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding the estimates and assumptions the Company makes that affect its financial statements.

NOTE 3 - MARKETABLE SECURITIES

     The Company classifies all equity securities and debt securities as available-for-sale securities. Available-for-sale debt securities are carried at amortized cost, which approximates
fair value because of their short term to maturity.   At September
30, 2002, the Company did not hold available-for-sale debt securities. Available-for-sale equity securities are carried at fair value as determined by quoted market prices. At September 30, 2002, the Company held a portfolio of available-for-sale equity securities with a cost of $4,660,000 and a market value of $4,760,000. The aggregate excess of fair value over cost of such securities as of September 30, 2002 of $100,000 is presented as a separate component of stockholders' equity less $34,000 of deferred income taxes. The excess of fair value over cost consisted entirely of gross unrealized gains. The cost of marketable securities sold is determined on the specific identification method and realized gains and losses are reflected in income. Proceeds from the sale and maturity of available-for-sale securities during the nine months ended September 30, 2002 equaled $14,255,000. Dividend and interest income is accrued as earned.

NOTE 4 - TRADE RECEIVABLE

     Accounts receivable-trade as of September 30, 2002 and December 31, 2001 includes $1,100,000 and $1,042,000, respectively, related to a project at the Southern Ocean Landfill ("SOLF") in New Jersey. On May 15, 2000 the Company's capping plan for SOLF was approved by the New Jersey Department of Environmental Protection ("NJDEP") (the "Capping Plan"). The Capping Plan calls for the use of recycled materials where possible in the implementation of
the plan.   Tipping fees generated from the deposit of the recycled
materials are paid into an escrow fund from which the Capping Plan costs are paid. Such escrow account held $434,000 and $374,000 as of September 30, 2002 and December 31, 2001, respectively. The Company initially agreed to seek payment for its services and reimbursement for its costs solely from the escrowed funds generated from the delivery of recycled materials. One recycled material accounted for 65% of the total volume of all recycled materials to be deposited at the site. The availability of this recycled material declined dramatically since the project was first proposed, and the Company had a limited ability to substitute materials under the Capping Plan. As a result, the project fell behind schedule and incurred a disproportionate level of operating expenses relative to tipping fees generated. Modifications were made to the Capping Plan to (a) eliminate the capping of the adjoining area and access road, (b) allow additional time in which to complete the project, (c) allow additional materials to be incorporated into the Capping Plan in order to provide funding of the additional estimated project costs, and (d) have the county and state fund certain aspects of the closure. During June 2002, the Company requested an additional extension of the permit due to construction delays arising from the repairs to prior work necessitated by storm damage. The Company must now complete its work by December 30, 2002. The Company may seek an amendment to the Capping Plan that would permit the acceptance of recycled materials into an adjacent area beyond December 30, 2002 in order to provide additional funds to the project. Such an amendment would require the approval of NJDEP and regional authorities. However, there can be no assurance that such an amendment will prove to be feasible and approved, or that the Company will be able to solicit sufficient quantities of recycled material to generate sufficient funds for reimbursement of the above receivables, or payment for the continuing services of the Company. Therefore, due to these uncertainties and the proximity to the expiration of the project, during the nine months ended September 30, 2002 the Company recognized an allowance of $700,000 against the amounts due it for the SOLF project.

NOTE 5 - ESCROWED PROCEEDS FROM INSURANCE CLAIM SETTLEMENT

     In conjunction with the 1997 settlement of the litigation related to the Kin-Buc Landfill discussed in Note 9, the Company committed a yet to be determined portion of the proceeds, net of certain adjustments, arising from its litigation against its excess carriers be paid to SCA Services, Inc., an affiliate of Waste Management, Inc. In accordance with the terms of the 1997 settlement, $3.5 million of the Company's settlement proceeds are held in escrow until the amount of such obligation is determined. For further discussion of the SCA Services, Inc. matter, see Item
I of Part II of this Form 10-QSB. For further discussion of the litigation of claims against excess carriers, see "Insurance Claims for Past Remediation Costs" contained in Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of this Form 10-QSB.

NOTE 6 - ESCROWED PROCEEDS FROM SALE OF SUBSIDIARY

     On March 1, 1996, the Company's wholly-owned subsidiary, THV Acquisition Corp. ("THV"), sold all of the issued and outstanding stock of Hunt Valve Company, Inc. ("Hunt") to ValveCo, Inc. A portion of the net cash proceeds of the sale ($750,000) was placed in an interest bearing escrow account to secure the Company's indemnification obligations to the purchaser under the purchase agreement. The escrow will terminate upon the earlier to occur of
(i) the release of all funds from escrow in accordance with the terms thereof or (ii) the later to occur of (x) the expiration of the applicable statute of limitations for the assessment of federal income taxes for all taxable years with respect to which Hunt was a member of the Company's consolidated tax group and (y) the satisfaction by the Company of all assessments or other claims by the Internal Revenue Service (the "Service") for taxes of the consolidated tax group during such years. No indemnification claims have been asserted. During December 2000, $841,000 was released to the Company from the escrowed funds when it became evident that the income tax liability for the years covered by the escrow was less than $100,000. The escrowed funds with accrued interest income equal $122,000 and $121,000 as of September 30, 2002 and December 31, 2001, respectively, and are classified as current in the accompanying balance sheet since it is anticipated that the funds will be released within twelve months.

NOTE 7 - ASSETS HELD FOR SALE

     Assets held for sale consist primarily of real estate which is carried at a cost of $1,312,000 as of September 30, 2002 and December 31, 2001. The real estate included in this category consists of approximately 430 acres in Deptford, N.J., including approximately 100 acres upon which the landfill owned and previously operated by the Company's subsidiary, Kinsley's Landfill, Inc. ("Kinsley's"), is situated. The Company is actively pursuing the disposition of these properties. However, based upon market conditions for real estate of this type, the Company is unable to determine when such sale(s) will be consummated. During May 2001, the Company entered into an agreement to sell approximately 55 acres of property adjoining the Kinsley's landfill for $2.5 million. The sale is contingent, among other conditions, upon the buyer completing its due diligence and obtaining approval of its plans for the property from applicable local and state agencies; a process that may require two or more years from the date of this report to accomplish. During March 2002, the buyer notified the Company that it will seek adjustments to the purchase contract since its due diligence indicates that only between 45 and 48 acres may be developed and certain work on the property may be required. These issues are the subject of continuing negotiations between the Company and buyer.

NOTE 8 - INCOME TAXES

     Accrued income taxes and related interest consists of (a) $2,592,000 for federal and state income taxes with respect to the nine months ended September 30, 2002, and (b) $4,330,000 for federal and state income taxes, plus interest, with respect to the Company's tax liability for the years 1980 through 1991.

     The provision (credit) for income taxes consists of the
following (in 000's):
                                         2002          2001
   Provision for operations
     Currently payable (refundable):
       Federal                        $ 2,575            -
       State                              327            -
                                        2,902            -
     Deferred:
       Federal                            903            -
       State                              409            -
                                        1,312            -
     Total income tax
       provision (credit)             $ 4,214            -

     During October 2000, the Company concluded litigation, which it commenced in 1994, with the Service in Tax Court regarding the Company's tax liability for taxable years 1980-91. The Company settled all of the issues before the Tax Court and reached agreement with the Service as to its tax liability for all of the subsequent taxable years through 1996. After taking into account available net operating losses and tax credits, the Company has been assessed $905,000 of federal income tax as a result of the settlements. The Company estimates that, as of September 30, 2002, it also owes approximately $127,000 of state income tax and $3,307,000 of federal interest as a result of the settlements. The Company has paid the portion of the assessment related to 1995; which consisted of $9,000 of federal taxes and $5,000 of interest. State tax authorities may assert that interest and penalties are owed in connection with the state tax liability arising from the settlements. The Company will decide whether to challenge any such state tax interest and penalties if and when they are asserted.
The aggregate tax obligation owed as a result of the Company's settlements with the Service is approximately $4,330,000 (plus additional interest accruing from September 30, 2002 until the obligations are paid).

     During March 2001, the Company filed an Offer in Compromise with the Service requesting a reduction of its tax obligation and permission to pay the reduced obligation in installments. The offer was rejected by the Service, and in March 2002, the Company filed an appeal of the Service's decision. The Company awaits the Service's response. Payment of the state tax liability and interest will accompany amended state tax returns that are being prepared to reflect the adjustments to previously reported income that result from the settlements with the Service.

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

     As of September 30, 2002, the Company has accruals totaling $11.3 million for its estimated share of remediation and closure costs in regard to the Company's former landfill operations, approximately $9.3 million of which is held in trusts and maintained by trustees for financing of the estimated $11.2 million required to fund the closure plan related to the landfill in Deptford, New Jersey owned by the Company's subsidiary, Kinsley's Landfill, Inc.

      The Company and other responsible parties including SCA Services, Inc. ("SCA"), which is an affiliate of Waste Management, Inc. ("WMI"), have provided funding for the on-going remediation of the Kin-Buc Landfill, located in Edison, New Jersey, pursuant to an Amended Unilateral Administrative Order issued by the United States Environmental Protection Agency ("EPA") in September 1990. The Kin-Buc Landfill is owned and was operated by the Company's subsidiary, Kin-Buc, Inc. ("Kin-Buc"). In November 1992, EPA issued an Administrative Order for the remediation of certain areas neighboring the Kin-Buc Landfill. The Company and each respondent to these orders is jointly and severally liable thereunder. On December 23, 1997, the Company entered into four agreements which settled lawsuits related to the allocation of costs of remediation. One of the December 23, 1997 agreements provided SCA's commitment to defend and indemnify the Company from certain future liabilities for and in connection with the remediation of the site, including an area in the vicinity of the Kin-Buc Landfill known as Mound B. However, the Company remains a responsible party under the aforementioned Administrative Orders issued by EPA.

     Beginning in February 2000, the Company and EPA entered into a series of tolling agreements pursuant to which EPA agreed to defer the filing of claims or commencement of litigation with respect to the Kin-Buc Landfill against the respondents to the Administrative Orders, and the Company agreed to extend the statute of limitations which may otherwise have prevented the filing of such claims or commencement of litigation. The most recent of the extensions expired April 30, 2002. During May 2002, the Company and other respondents to the Administrative Orders were named as defendants to a suit filed by the Office of the US Attorney in which EPA seeks reimbursement of costs it has incurred and penalties for past construction delays. During September 2002, the New Jersey Department of Environmental Protection and New Jersey Spill Compensation Fund filed a similar suit against the same respondents, seeking reimbursement of past costs it has incurred with respect to the site and for alleged natural resource damages. For a discussion of these matters, see Item 1 of Part II of this Form 10-QSB.

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

     During July 1999, counsel to the Company was contacted by EPA regarding a Piscataway, New Jersey site owned by Tang Realty, Inc. ("Tang"). Tang is a corporation controlled by Marvin H. Mahan, a former director and officer, and former principal shareholder of the Company. EPA is performing remediation at the site. During November, 2001 EPA filed suit against the Company alleging that the Company is the corporate successor to the former operator at the site, and had continued its operations at the site. EPA is seeking $2.9 million of previously unallocated remediation costs associated with the site. See Item I of Part II of this Form 10-QSB for further discussion of this matter. Pursuant to a 1988 agreement with Tang, the Company spent approximately $4.3 million for the remediation of the site during 1988, 1989 and 1990.

     During September 2002, EPA issued a notice of potential liability and of consent decree negotiations to potentially responsible parties regarding a site located in Carlstadt, New Jersey. The site has been undergoing remediation and EPA now seeks contribution toward the remediation of an area designated Operable Unit 2. EPA has estimated the cost of this phase of the remediation at $7.5 million. The Company had operated a solvents recovery facility at the site that was last operated by the Company in 1970. This matter is currently under review by the Company and its advisors. See Item I of Part II of this Form 10-QSB for further discussion of this matter. See "Insurance Claims for Past Remediation Costs" contained in Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of this Form 10-QSB for a discussion of certain matters related to the site.

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

Forward-Looking Statements

     Certain statements in this report which are not historical facts or information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. These statements relate to future events or the Company's future financial performance. In some cases, forward-looking statements can be identified by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, intend, potential or continue, and similar expressions or variations. These statements are only predictions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievement of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the ability of the Company to implement its business strategy; the Company's ability to successfully identify new business opportunities; changes in the industry; competition; the effect of regulatory and legal proceedings; and other factors discussed herein. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievements of the Company. All forward-looking statements included in this document are based on information available to the Company and its employees on the date of filing, and the Company and its employees assume no obligation to update any such forward-looking statements. In evaluating these statements, the reader should specifically consider various factors.

Results of Operations

     The nine months ended September 30, 2002 compared to the nine months ended September 30, 2001

     Consolidated revenues by business segment for the nine months ended September 30, 2002 and 2001 were as follows (in $000):

                                     2002           2001

     Environmental Services        $1,014         $1,170
     Electricity Generation            25              1
       Subtotal                     1,039          1,171
     Intercompany                    (432)          (489)
       Net                           $607           $682

     Consolidated net revenues for the nine months ended September 30, 2002 were $607,000 compared to $682,000 reported for the same period of 2001.

     The environmental services segment provides construction, remedial and maintenance services at landfills, commercial and industrial sites, and manages methane gas recovery operations. The environmental services segment reported $1,014,000 of gross operating revenues (prior to elimination of intercompany sales) for the nine months ended September 30, 2002 compared to $1,170,000 for the period in 2001; a decrease of 13%. Approximately $432,000 or 44% of the environmental services segment's revenues for the period, compared to $489,000 or 42% for last year, were for services provided to other members of the consolidated group and therefore eliminated in consolidation. Third party sales were $582,000 for the period in 2002, compared to $681,000 for the period in 2001. Substantially all the third party sales during 2002 and 2001 were to one customer, as discussed in the following paragraph.

     On May 15, 2000 the Company's capping plan for the closure of the Southern Ocean Landfill ("SOLF") in New Jersey was approved by the New Jersey Department of Environmental Protection ("NJDEP") (the "Capping Plan"). The Capping Plan has been limited to the grading and capping of the 12 acre lined portion of SOLF and grading and capping of a portion of the adjoining 44 acre unlined landfill area, and grading and capping of a previously used access road straddling the lined and unlined landfill areas at SOLF. Approved activities also include leachate collection and pump repair, slope stability analysis, stormwater management, gas vent installation, groundwater monitoring and associated activities.
The Capping Plan calls for the use of recycled materials where possible in the implementation of the plan. Tipping fees generated from the deposit of the recycled materials are paid into an escrow fund from which the Capping Plan costs are paid. The Company performs certain of the above construction activities, sub-contracts other activities and performs all managerial functions required under the Capping Plan as well as act as SOLF's agent to solicit the recycled materials. The Company had initially agreed to seek payment for its services and reimbursement for its costs solely from the escrowed funds generated from the delivery of recycled materials. One recycled material accounted for 65% of the total initial volume of all recycled materials to be deposited at the site. The availability of this recycled material declined dramatically since the project was first proposed, and the Company has a limited ability to substitute materials under the Capping Plan. As a result, the project fell behind schedule and incurred a disproportionate level of operating expenses relative to tipping fees generated. Modifications were made to the Capping Plan to (a) eliminate the capping of the adjoining area and access road, (b) allow additional time in which to complete the project, (c) allow additional materials to be incorporated into the plan in order to provide funding of a portion of the additional estimated project costs, and (d) provide funding of certain aspects of the closure by the county and state. During June 2002, the Company requested an additional extension of the permit due to construction delays arising from the repairs to prior work necessitated by storm damage. The Company must now complete its work by December 30, 2002. The Company recognized revenue of $582,000 and $680,000 related to this project during the nine months ended September 30, 2002 and 2001, respectively. Accounts receivable - trade at September 30, 2002 and December 31, 2001, includes $1,100,000 and $1,042,000, respectively, due from the project. The Company may seek an amendment to the Capping Plan that would permit the acceptance of recycled materials into an adjacent area beyond December 30, 2002 in order to provide additional funds to the project. Such an amendment would require the approval of NJDEP and regional authorities. However, there can be no assurance that such an amendment will prove to be feasible and approved, or that the Company will be able to solicit sufficient quantities of recycled material to generate sufficient funds for reimbursement of the above receivable, or payment for the continuing services of the Company. Therefore, due to these uncertainties and the proximity to the expiration of the project, during the nine months ended September 30, 2002 the Company recognized an allowance of $700,000 against amounts due it for the SOLF project.

     The Company's environmental services segment continues to perform closure activities on sites previously operated by the Company's subsidiaries. Work performed on a landfill owned by the Company and located in Deptford, New Jersey is submitted for reimbursement to an escrow account established to finance the closure activities at the site. The Company billed such escrow account approximately $414,000 and $480,000 for services performed during the nine months ended September 30, 2002 and 2001, respectively.

     Revenues for the segment that generates electricity using methane gas as fuel were $25,000 for the nine months ended September 30, 2002 versus $1,000 reported for the period in 2001. The Company has elected to begin repairs to the diesel/generating units previously postponed pending the outcome of negotiations of offers to purchase the electricity generating operations.
Overhauls of certain equipment began in May 2002 in preparation for the Company's operation of the facility or its ultimate sale. The electricity generating facility consists of four diesel/generating units each capable of generating approximately 11,000 kwh/day at 85% capacity. Electricity generated is sold pursuant to a long term contract with a local utility. The contract has approximately three years remaining. Revenues are a function of the number of kilowatt hours sold, the rate received per kilowatt hour and capacity payments. The Company had operated one unit sporadically since June 2000. The contract with the local utility allows for a continuous interruption in electricity supply for a period of up to twelve months. Methane gas is a component of the landfill gas generated by a landfill site owned by the Company and located in Deptford, New Jersey. Engineering studies indicate sufficient quantities of gas at the landfill to continue the operation of the facility for approximately 10 years. Elements of the landfill gas are more corrosive to the equipment than traditional fuels, resulting in more hours dedicated to repair and maintenance than with equipment utilizing traditional fuels.

     Consolidated direct operating costs for the nine months ended September 30, 2002 were $186,000, a decrease of $33,000 or 15% when compared to $219,000 reported for 2001. This decrease in direct operating costs is primarily due to the activities of the environmental services segment. The cost of the repairs and operation of the electricity generating units and related equipment during the period ended September 30, 2002 equaled $48,000 and an additional $47,000 of repair costs have been capitalized. The costs of repairs and operation of the electricity generating segment were $8,000 for the nine months ended September 30, 2001.

     Consolidated selling, general and administrative expenses for the nine months ended September 30, 2002 were $2,061,000, an increase of $1,078,000 or 110% from $983,000 reported for the same period in 2001. The increase in selling, general and administrative expenses in the period for 2002 is primarily due to a charge of $700,000 for an increase in the allowance for doubtful accounts discussed above, and an approximate $250,000 increase in accrued professional fees and administrative costs for the research and defense of environmental claims regarding various sites. Excluding the two charges, selling, general and administrative expenses equaled $1,111,000 for the period in 2002. Significant professional fees and administrative costs continue to be incurred in support of the Company's ongoing litigation, business development and asset divestiture efforts (see "Liquidity and Capital Resources - Liquidity").

     The Company's consolidated operating loss for the nine months ended September 30, 2002 was $1,640,000 versus $520,000 for the same period in 2001, an increase of $1,120,000.

     Consolidated investment income was $128,000 for the nine months ended September 30, 2002, an increase of $92,000 from $36,000 reported for the comparable period in 2001. The increase is primarily due to an increase in funds available for investment.

     Consolidated interest expense was $1,000 for the nine months ended September 30, 2002. Interest expense was less than $1,000 for the period in the prior year.

     Interest reported as "Interest (expense) credit related to income taxes payable" represents the increase or decrease in the amount of interest accrued on estimated income taxes payable as a result of the Company's tax litigation referred to below. Interest expense of $249,000 and $284,000 was reported for the nine months ended September 30, 2002 and 2001, respectively.

     Net proceeds from insurance claims of $12,126,000 were reported for the nine months ended September 30, 2002 of which $12,108,000 represents the proceeds received from the Company's October 2001 settlement of litigation against certain of its excess insurance carriers, less related legal fees and a charge of $100,000 related to the release of funds previously held in escrow to a former majority shareholder and former officer and director. Such payment stems from a 1998 settlement agreement and was contingent upon the Company's settlement of the excess insurance claims. See "Liquidity and Capital Resources - Insurance Claims for Past Remediation Costs" for further discussion of these issues.

     Gain from the sale of marketable securities was $34,000 for the three months ended September 30, 2001.

     Consolidated miscellaneous income for the nine months ended September 30, 2002 and 2001 was $64,000 and $69,000, respectively. Miscellaneous income for the period in 2002 and 2001 consists primarily of net rental/royalty income received from the rental and lease of certain of the Company's property.

     Provisions for income taxes of $4,214,000 was reported for the nine months ended September 30, 2002. No provisions for income taxes had been recognized for the nine months ended September 30, 2001.

     Consolidated net income for the nine months ended September
30, 2002 was $6,214,000 or $2.09 per share, compared to a net loss of $665,000 or $(.23) per share, for the nine months ended
September 30, 2001.

     The three months ended September 30, 2002 compared to the three months ended September 30, 2001

     Consolidated revenues by business segment for the three months ended September 30, 2002 and 2001 were as follows (in $000):

                                     2002           2001

     Environmental Services          $359           $377
     Electricity Generation            25             -
       Subtotal                       384            377
     Intercompany                    (147)          (134)
       Net                           $237           $243

     Consolidated net revenues for the three months ended September 30, 2002 were $237,000 compared to $243,000 reported for the same period of 2001.

     The environmental services segment reported $359,000 of gross operating revenues (prior to elimination of intercompany sales) for the three months ended September 30, 2002 compared to $377,000 for the period in 2001; a decrease of 5%. Approximately $147,000 or 41% of the environmental services segment's revenues for the period, compared to $134,000 or 36% for last year, were for services provided to other members of the consolidated group and therefore eliminated in consolidation. Third party sales were $212,000 for the period in 2002, compared to $243,000 for the period in 2001. Substantially all the third party sales during 2002 and 2001 relate to the capping plan for the closure of SOLF.

     Revenues for the segment that generates electricity using methane gas as fuel were $25,000 for the three months ended
September 30, 2002. No revenue from this segment was reported for the period in 2001.

     Consolidated direct operating costs for the three months ended September 30, 2002 were $90,000, a decrease of $8,000 or 8% when compared to $98,000 reported for 2001. This decrease in direct operating costs is primarily due to the activities of the environmental services segment. The cost for the repair and operation of the electricity generating segment for the periods ended September 30, 2002 and 2001 were $43,000 and $1,000, respectively.

     Consolidated selling, general and administrative expenses for the three months ended September 30, 2002 were $455,000, an increase of $185,000 or 68% from $270,000 reported for the same period in 2001. The increase in selling, general and administrative expenses is primarily due to an increase in professional fees and employee related expenses.

     The Company's consolidated operating loss for the three months ended September 30, 2002 increased $183,000 to $308,000 from a loss of $125,000 for the same period in 2001.

     Consolidated investment income was $61,000 for the three months ended September 30, 2002, an increase of $54,000 from $7,000 reported for the comparable period in 2001. The increase is primarily due to an increase in funds available for investment.

     Consolidated interest expense was $1,000 for the three months ended September 30, 2002. Interest expense was less than $1,000 for the period in the prior year.

     Interest reported as "Interest (expense) credit related to income taxes payable" of $85,000 and $89,000 was reported for the three months ended September 30, 2002 and 2001, respectively.

     Gain from the sale of marketable securities was $34,000 for the three months ended September 30, 2001.

     Consolidated miscellaneous income for the three months ended
September 30, 2002 and 2001 was $19,000 and $22,000, respectively.

     An income tax credit of $111,000 was recognized for the three months ended September 30, 2002. No provisions for income taxes had been recognized for the three months ended September 30, 2001.

     Consolidated net loss for the three months ended September 30, 2002 was $185,000 or $(.06) per share, compared to a net loss of $151,000 or $(.05) per share, for the three months ended September 30, 2001.

Liquidity and Capital Resources

General

     The Company faces significant short-term and long-term cash requirements for (i) federal and state income taxes and interest which have been assessed and are now due as discussed below and in the notes to the Company's consolidated financial statements for the period ended September 30, 2002, (ii) funding obligations and remediation costs associated with sites of past operations, and
(iii) funding its professional and administrative costs.

     As discussed in detail below, the Company and the Internal Revenue Service (the "Service") have settled all of its issues before the U.S. Tax Court regarding the Company's tax liability for the years 1980 through 1991, and the federal and state income tax obligations stemming from the settlements have been assessed and are now due. The assessed tax obligation has been estimated at $4.3 million as of September 30, 2002. Although the Company's settlement of its claims against certain of its insurance carriers for recoveries of past remediation costs, discussed below, resulted in after-tax proceeds greater than the amount of the assessed tax obligations, the proceeds remaining after an immediate payment of the full amount of the tax obligation may be insufficient to satisfy the Company's other obligations and meet its operating expenses as they come due. The Company intends to pursue all opportunities of potential relief with respect to the payment of the tax obligation afforded it under the U.S. tax laws. In addition, the Company's past participation in the waste handling, treatment and disposal industries subjects the Company to future events or changes in environmental laws or regulations, which cannot be predicted at this time, which could result in material increases in remediation and closure costs, and other potential liabilities that may ultimately result in costs and liabilities in excess of its available financial resources.

     The Company continues to pursue the sale of assets held for sale, however, no assurance can be given that the timing and amount of the proceeds from such sales will be sufficient to meet the cash requirements of the Company as they come due. In addition, the Company cannot ascertain whether its remaining operations and funding sources will be adequate to satisfy its future cash requirements.

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

Statement of Cash Flow

     Cash flow provided by operating activities for the nine months ended September 30, 2002 increased to $12,115,000 from a use of $816,000 when compared to the prior year due primarily to the receipt of $13,063,000 of proceeds from a settlement of claims against certain of the Company's excess insurance carriers. Excluding the settlement proceeds, the cash flow from operations for the period in 2002 increased to a use of $948,000 due primarily to installments paid toward estimated federal income taxes. Cash flows from investing activities decreased this year to a net use of $8,301,000 from a source of $1,238,000, due primarily to the investment of the aforementioned proceeds from insurance claims. The amount reported for 2001 reflects cash utilized for operations as marketable securities were sold or matured. Cash flows provided by financing activities increased to $14,000 from a use of $11,000 for the period last year, due primarily to proceeds from equipment financing in excess of an increase in landfill closing costs incurred at a site financed from the Company's general funds.
Funds held by the Company in the form of cash and cash equivalents increased as of September 30, 2002 to $4,270,000 from $486,000.
The sum of cash, cash equivalents and marketable securities as of September 30, 2002 increased to $9,030,000 from $486,000 reported for the prior year.

     Working capital surplus was $5.1 million for the nine months ended September 30, 2002 versus a deficit of $(1.2) million for the year ended December 31, 2001, and the ratio of current assets to current liabilities was 1.6 to 1 as of September 30, 2002 and 0.7 to 1 as of December 31, 2001.

Taxes

     During October 2000, the Company concluded litigation, which it commenced in 1994, with the Service in Tax Court regarding the Company's tax liability for taxable years 1980-91. The Company settled all of the issues before the Tax Court and reached an agreement with the Service as to its tax liability for all taxable years through 1996. After taking into account available net operating losses and tax credits, the Company has been assessed $905,000 of federal income tax as a result of these settlements. The Company estimates that, as of September 30, 2002, it also owes approximately $127,000 of state income tax and $3,307,000 of federal interest as a result of the settlements. State tax authorities may assert that interest and penalties are owed in connection with the state tax liability arising from the settlements. The Company will decide whether to challenge any such state tax interest and penalties if and when they are asserted.
The Company has paid the portion of the assessment related to 1995; which consists of $9,000 of federal taxes and $5,000 of interest. The aggregate tax obligation owed as a result of the Company's settlement with the Service is approximately $4,330,000 (plus additional interest accruing from September 30, 2002 until the obligations are paid).

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

     In March 2001, the Company filed an Offer in Compromise with the Service requesting a reduction of its tax obligation and permission to pay the reduced obligation in installments. This Offer was rejected by the Service, and in March 2002, the Company filed an appeal of the Service's decision. The Company awaits the Service's response. Payment of the state tax liability will accompany amended state tax returns that are being prepared to reflect the adjustments to previously reported income that result from the settlements with the Service.

Remediation and Closure Costs

     As of September 30, 2002, the Company has accrued $11.3 million for its estimated share of remediation and closure costs related to the Company's former landfill and waste handling operations. Approximately $9.3 million is held in trust and maintained by trustees for the post-closure activities of one site located in Deptford, New Jersey (see Note 9 to the Company's Consolidated Financial Statements).

     The Kin-Buc Landfill, located in Edison, New Jersey, is owned and was operated by the Company's subsidiary, Kin-Buc, Inc. ("Kin-Buc"). The Kin-Buc Landfill and certain neighboring areas are undergoing remediation under Administrative Orders issued by the United States Environmental Protection Agency ("EPA") in September 1990 and November 1992 to the Company and other responsible parties including SCA Services, Inc. ("SCA"), which is an affiliate of Waste Management, Inc. ("WMI"). The Company initiated a suit in 1990 against generators and transporters of waste deposited at the site with the intent of obtaining contribution toward the cost of remediation. On December 23, 1997, the Company entered into four agreements which settled lawsuits related to the allocation of costs of remediation. One of the December 23, 1997 agreements provided SCA's commitment to defend and indemnify the Company from certain future liabilities for and in connection with the remediation of the site, including an area in the vicinity of the Kin-Buc Landfill known as Mound B. However, the Company remains a responsible party under the aforementioned Administrative Orders issued by EPA, and may incur administrative and legal costs complying with such Administrative Orders.

     During February 1999, EPA informed SCA that EPA concluded that hazardous materials were disposed of in Mound B. SCA's work plan to address conditions at Mound B was approved by EPA during January 2001 subject to certain contingencies. Beginning in February 2000, the Company and EPA entered into a series of tolling agreements pursuant to which EPA agreed to defer the filing of claims or commencement of litigation with respect to the Kin-Buc Landfill against the respondents of the Administrative Orders, and the Company agreed to extend the statute of limitations which may otherwise have prevented the filing of such claims or commencement of litigation. The most recent of such extensions expired April 30, 2002. During May, 2002 the Company and other respondents to the Administrative Orders were named as defendants to a suit filed by the Office of the US Attorney in which EPA seeks reimbursement of costs it has incurred and penalties for past construction delays. During September 2002, the New Jersey Department of Environmental Protection and New Jersey Spill Compensation Fund filed a similar suit against the same respondents, seeking reimbursement of past costs it has incurred with respect to the site and for alleged natural resource damages. For a discussion of these matters, see Item 1 of Part II of this Form 10-QSB.

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

     During July 1999, counsel to the Company was contacted by EPA regarding a Piscataway, New Jersey site owned by Tang Realty, Inc. ("Tang"). Tang is a corporation controlled by Marvin H. Mahan, a former director and officer, and former principal shareholder of the Company. EPA is performing remediation at the site and had requested information from approximately 100 potentially responsible parties concerning their involvement with the Tang site. During November, 2001 EPA filed suit against the Company alleging that the Company is the corporate successor to the former operator at the site, Chemsol, Inc., and had continued its operations at the site. EPA is seeking reimbursement of $2.9 million of unallocated remediation costs associated with the site. The Company is contesting the allegations regarding successorship and the extent of operations it may have conducted at the site. No further action has been taken regarding this matter pending the outcome of settlement discussions. For a discussion of this matter see Item I of Part II of this Form 10-QSB.

     During September 2002, EPA issued a notice of potential liability and of consent decree negotiations to potentially responsible parties regarding a site located in Carlstadt, New Jersey. The site has been undergoing remediation and EPA now seeks contribution toward the remediation of an area designated Operable Unit 2. EPA has estimated the cost of this phase of the remediation at $7.5 million. The Company had operated a solvents recovery facility at the site that was last operated by the Company in 1970. This matter is currently under review by the Company and its advisors. See Item I of Part II of this Form 10-QSB for further discussion of this matter. See the section entitled "Insurance Claims for Past Remediation Costs" below for a discussion of certain matters related to the site.

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

Assets Held for Sale

     Assets held for sale consist primarily of real estate which is carried at a cost of $1,312,000 as of September 30, 2002. The real estate included in this category consists of approximately 430 acres of predominately vacant property located in Deptford, N.J. (including approximately 100 acres upon which the landfill owned and operated by the Company's subsidiary Kinsley's Landfill, Inc. ("Kinsley's") is situated). The Company had attempted to maximize the consideration received for the property through the sale or lease of portions of the Deptford Property as a recycling center/construction and demolition waste depository. However, discussions with local officials lead the Company to conclude that such plans are unlikely to be accomplished in the foreseeable future. The Company is now pursuing the disposition of the property through the sale of individual parcels and/or groups of parcels. However, based upon market conditions for real estate of this type the Company is unable to determine when sale(s) of the parcels will ultimately be consummated and proceeds received. During May, 2001 the Company entered into a contract to sell approximately 55 acres adjoining Kinsley's landfill for $2.5 million, assuming all 55 acres could be utilized for development. The sale is contingent upon, among other conditions, the buyer completing its due diligence and obtaining approval of its plans for the property from applicable local and state agencies; a process that may require two or more years from the date of this report to accomplish. During March 2002, the buyer notified the Company that it will seek adjustments to the purchase contract since its due diligence indicates that only between 45 and 48 acres may be developed and certain work on the property may be required. These issues are the subject of continuing negotiations between the Company and buyer.

Escrowed Proceeds from Sale of Subsidiary

     A portion of the net cash proceeds from the 1996 sale of a subsidiary was placed in an interest bearing escrow account to secure the Company's indemnification obligations to the purchaser under the purchase agreement. The escrow will terminate upon the earlier to occur of (i) the release of all funds from escrow in accordance with the terms thereof or (ii) the later to occur of (x) the expiration of the applicable statute of limitations for the assessment of federal income taxes for all taxable years with respect to which the subsidiary was a member of the Company's consolidated tax group and (y) the satisfaction by the Company of all assessments or other claims by the Internal Revenue Service for taxes of the consolidated tax group during such years. No indemnification claims have been asserted. During December 2000, the purchaser agreed to release $841,000 from the escrowed funds to the Company when it became evident that the income tax liability for the years covered by the escrow were less than $100,000. The escrowed funds with accrued interest income equal $122,000 as of September 30, 2002.

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


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                   PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     As previously disclosed, in 1995, Transtech, and its wholly-owned subsidiaries Kin-Buc, Inc. and Filcrest Realty, Inc. commenced suit in the Superior Court of New Jersey, Middlesex County, entitled Transtech Industries, Inc. et. al v. Certain Underwriters at Lloyds et al., Case No. MSX-L-10827-95, (the "Lloyds Suit") to obtain indemnification from its excess insurers who provided coverage during the period 1965 through 1986 against costs incurred in connection with the remediation of various sites in New Jersey. The defendant insurers included various London and London Market insurance companies, First State Insurance Company and International Insurance Company. The Company entered into a Settlement Agreement and Release (the "Settlement Agreement"), dated October 8, 2001 and consummated in February 2002, which settled the Company's claims against certain of its excess insurance carriers.

     The Kin-Buc Landfill, located in Edison, New Jersey, is owned and was operated at times by the Company's subsidiary, Kin-Buc, Inc. The Kin-Buc Landfill and certain neighboring areas are undergoing remediation under an Amended Unilateral Administrative Orders issued by EPA in September 1990 and November 1992 (the "Orders") to the Company and other responsible parties including SCA and WMI. On December 23, 1997, the Company entered into four agreements which settled lawsuits related to the allocation of costs of remediation (the "1997 Settlement").

     In conjunction with the 1997 settlement of the litigation related to the Kin-Buc Landfill discussed above, the Company committed a portion of the proceeds, net of certain adjustments, arising from its litigation against its excess insurance carriers, discussed above, be paid to SCA. The maximum amount payable to SCA was capped at $3.5 million. The amount due SCA was to be calculated within five days of receiving proceeds from such litigation, in accordance with the methodology contained within the 1997 Agreement, and submitted to SCA for review and acceptance. A calculation of the amount due pursuant to the 1997 Agreement was presented to SCA during March 2002. SCA subsequently notified the Company of its objection to values utilized in such calculation, contending it was owed $3.5 million. Unable to resolve the disputed issues, the Company and SCA submitted the dispute regarding the amount due to binding arbitration for resolution during August 2002 in accordance with the terms of the 1997 Agreement. On October 10, 2002 the arbitrator issued his decision, finding in favor of the Company's interpretations on some of the

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

               PART II - OTHER INFORMATION, Cont'd


disputed issues, and in favor of SCA on others. The Company's subsequent request of the arbitrator for a statement of reasons concerning the finding has been declined. The arbitrator instructed revised calculation of the amount due to SCA be submitted to SCA for review and approval no later than November 11, 2002. On November 11, 2002, counsel representing the Company notified SCA that, given the arbitrator's findings, certain components of the calculation, including the amount of interest ultimately to be paid on the Company's obligations to the Service, cannot be quantified at the present time. The Company had placed $3.5 million of the insurance proceeds into escrow pending resolution of this issue. The Company will recognize a charge to income equal to the amount due SCA once such amount is determined.

     During May, 2002 EPA filed a suit entitled United States of America vs. Chemical Waste Management, Inc, et al, in the US District Court for the District of New Jersey (Case No. 02-2077
(DMC)), and other respondents to the Orders as defendants. Specifically, Transtech, together with its subsidiaries Kin-Buc, Inc. and Filcrest Realty, Inc., Inmar Associates, Inc. and affiliates of Waste Management, Inc. ("WMI") specifically Chemical Waste Management, Inc., Earthline Company, Anthony Gaess, SCA Services,Inc., SCA Services of Passaic, Inc., Waste Management, Inc., Waste Management Holdings, Inc. and Wastequid, Inc. EPA is seeking the reimbursement of unreimbursed response costs it has incurred with respect to the Kin-Buc Landfill of $3 million as of July 1999. WMI had agreed to indemnify the Company against EPA claims for unreimbursed response costs pursuant to the terms of a 1997 Settlement Agreement. In addition, EPA is seeking penalties for delays experienced in completing the remediation pursuant to such Orders. However, the terms of the 1997 Settlement Agreement do not provide the Company with complete indemnification against the penalties sought by EPA. The Superfund Law ("CERCLA") allows penalties in an amount up to $25,000 for violations for each day prior to January 30, 1997, and an amount up to $27,500 for violations for each day occurring on or after January 30, 1997 for failure to comply with a requirement of the Orders. The amount EPA is seeking for penalties was not specified in the complaint. EPA contends that completion of 12 project milestones were delayed between 167 to 484 days. Subsequent correspondence with EPA provided revised claim amounts; the claim for unreimbursed response costs is approximately $4.2 million, and the claim for penalties totals $18.1 million. Negotiations are continuing between EPA and the Company.

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

               PART II - OTHER INFORMATION, Cont'd


     During September 2002, the New Jersey Department of Environmental Protection and New Jersey Spill Compensation Fund filed a similar suit against the same respondents, entitled New Jersey Department of Environmental Protection, and Acting Administrator, New Jersey Spill Compensation v. Chemical Waste Management, Inc. et. al. in the United States District Court, District of New Jersey (Case No. 02CV 4610 (DMC)), seeking reimbursement of unspecified past costs it has incurred with respect to the site and for unspecified alleged natural resource damages. This matter is currently under review by the Company and its advisors.

     During July 1999, counsel to the Company was contacted by EPA regarding a Piscataway, New Jersey site owned by Tang Realty, Inc. ("Tang"). Tang is a corporation controlled by Marvin H. Mahan, a former director and officer, and former principal shareholder of the Company. EPA is performing remediation at the site and had requested information from approximately 100 potentially responsible parties concerning their involvement with the Tang site. The Company had no direct involvement with EPA since October 1990 and, prior to July 1999, had not been a recipient of an EPA request for information. The July 1999 inquiry set forth EPA's concern that the statute of limitations on any claim EPA may have against the Company with respect to the site would expire during August 1999. In consideration for EPA's agreement to defer the filing of a claim against the Company prior to the expiration of such statute of limitations, the Company agreed to enter into an agreement to extend the statute of limitations. Subsequent to August 1999, EPA and the Company entered into a series of agreements to extend the statute of limitations to November 21, 2001. During November, 2001 EPA filed suit against the Company, entitled United States of America v. Transtech Industries, Inc., in the United States District Court, District of New Jersey (Case No. 01-5398 (WGB)) alleging that the Company is the corporate successor to the former operator at the site, and had continued its operations at the site. EPA is seeking $2.9 million of unallocated remediation costs associated with the site. The Company is contesting the allegations regarding successorship, and the extent of operations it may have conducted at the site. Chemsol, Inc. was controlled by Marvin H. Mahan. No further action has been taken regarding this matter pending the outcome of settlement discussions. Pursuant to a 1988 agreement with Tang, the Company spent approximately $4.3 million for the remediation of the site during 1988, 1989 and 1990.

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

               PART II - OTHER INFORMATION, Cont'd

     During September 2002, EPA issued a notice of potential liability and of consent decree negotiations to potentially responsible parties regarding a site located in Carlstadt, New Jersey. The site has been undergoing remediation and EPA now seeks contribution toward the remediation of an area designated Operable Unit 2. EPA has estimated the cost of this phase of the remediation at $7.5 million. This matter is currently under review
by the Company and its advisors.   The Company is one of 43
respondents to a September 1990 Administrative Order of EPA concerning the implementation of interim environmental remediation measures at the site, owned by Inmar and operated by the Company as a solvents recovery plant for approximately five years ending in 1970. In 1988, the Company, Inmar and Marvin H. Mahan were sued in a civil action in the United States District Court for the District of New Jersey entitled AT&T Technologies, Inc. et al. v. Transtech Industries, Inc. et al. v. Allstate Insurance Company et al. (the "AT&T Suit") by a group of generators of waste (the "AT&T Group") alleging, among other things, that the primary responsibility for the clean-up and remediation of the Carlstadt site rests with the Company, Inmar and Marvin H. Mahan. In September 1995, the Court approved a settlement of the AT&T Suit among the Company, Inmar, Marvin H. Mahan, the AT&T Group and other generators and transporters of waste handled at the Carlstadt site who had contributed to the costs of the remediation of the site. Pursuant to such settlement, the Company, Inmar and Marvin H. Mahan agreed to (i) pay $4.1 million of proceeds from settlements with primary insurers of a coverage action brought by the Company and Inmar against their primary and certain excess insurers, (ii) pay an additional $145,000 ($72,500 from the Company and $72,500 from Inmar and Marvin H. Mahan), and (iii) assign their Carlstadt site-related insurance claims against certain excess insurers in exchange for a complete release from these parties (and only these parties) of all liability arising from or on account of environmental contamination at the Carlstadt site and the parties' remediation of the same. See "Insurance Claims for Past Remediation Costs" contained in Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of this Form 10-QSB.

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

     Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section
                    1350,as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial
                    Officer

 b) Reports on Form 8-K

     NONE

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  November 14, 2002     By:  /s/ Robert V. Silva
                                  Robert V. Silva, President
                                  and Chief Executive Officer


                                              and


Date:  November 14, 2002     By:  /s/ Andrew J. Mayer, Jr.
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary










                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                          EXHIBIT INDEX

EXHIBIT                                                      PAGE
  NO.                                                         NO.


 11      Computation of Earnings (Loss) Per Common Share      42



 99.1    Certification Pursuant to 18 U.S.C. Section 1350,
           as Adopted Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002 by Chief Executive
           Officer                                            43

 99.2    Certification Pursuant to 18 U.S.C. Section 1350,
           as Adopted Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002 by Chief Financial
           Officer                                            44