Form 10KSB
period 2002-12-31
TRANSTECH INDUSTRIES INC
filed 2003-04-15
CIK 87799

SECURITIES AND EXCHANGE COMMISSION
                                         Washington, D.C. 20549
                                               FORM 10-KSB
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2002
                                                           OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                             Commission file number: 0-6512

                        TRANSTECH INDUSTRIES, INC.
15:    (Name of small business issuer in its charter)

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

        Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        Issuer's revenues for its most recent fiscal year: $737,000

        At March 21, 2003 the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $73,058.

        At March 21, 2003 the issuer had outstanding 2,979,190 shares of Common Stock, $.50 par value. In addition, at such date, the registrant held 1,885,750 shares of Common Stock, $.50 par value, in treasury.

                                          DOCUMENTS INCORPORATED BY REFERENCE:

        Annual report to security holders for the fiscal year ended December 31, 2002 is incorporated by reference into Part II of this Form 10-KSB

Transitional Small Business Disclosure Format (check one):
                                                     YES      NO  X

                                       TRANSTECH INDUSTRIES, INC.
                                            AND SUBSIDIARIES
                                            ________________

                                               FORM 10-KSB
                                  FOR THE YEAR ENDED DECEMBER 31, 2002


                                                I N D E X



Part I,         Item 1.         Description of Business           3 - 13

  "             Item 2.         Description of Properties             14

  "             Item 3.         Legal Proceedings                15 - 24

  "             Item 4.         Submission of Matters to a Vote
                                of Security Holders                   25

Part II,  Item 5.               Market for Common Equity and
                                Related Stockholder Matters           26

  "             Item 6.         Management's Discussion and
                                Analysis or Plan of Operation         26

  "             Item 7.         Financial Statements                  26

  "             Item 8.         Changes in and Disagreements
                                with Accountants on Accounting
                                and Financial Disclosure              26

Part III,       Item 9.         Directors, Executive Officers,
                                Promoters and Control Persons;
                                Compliance with Section 16(a)
                                of the Exchange Act              27 - 29

  "             Item 10.        Executive Compensation           30 - 32

  "             Item 11.        Security Ownership of Certain
                                Beneficial Owners and Management  33 - 35

  "             Item 12.        Certain Relationships and Related
                                Transactions                      35 - 36

  "             Item 13.        Exhibits and Reports on Form 8-K       37

  "             Item 14.        Controls and Procedures                37

Signatures and Certifications                                 38-42

Exhibit Index                                                 42-47

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

        The Company consists of the parent company, Transtech, two operating subsidiaries and 19 inactive subsidiaries. Transtech is a public holding company which manages its investments and subsidiaries. The operations of the subsidiaries include an electricity generation segment and an environmental services segment.

        At December 31, 2002, the Company employed 17 persons on a full-time basis.

        The Company and certain subsidiaries were previously involved in the resource recovery and waste management industries. These activities ended in 1987 and included the operation of three landfills and a solvents recovery facility. Although these sites are now closed, the Company continues to own and/or remediate them and has both incurred and accrued for the substantial costs associated therewith (see "Prior Operations" below and Part I, Item 3, Legal Proceedings). The Company has also incurred significant litigation and administrative expenses in ongoing litigation related to its past activities in the resource recovery and waste management industries, its ongoing litigation against certain excess insurance carriers for reimbursement of past remediation expenditures, and past litigation before the U.S. Tax Court.

        In order to pay its mounting legal costs and remediation obligations, from 1986 to 1996, the Company divested a number of its more significant businesses while the liability for remediation of waste disposal sites that the Company previously operated were being sorted-out among the responsible parties through extensive and complex litigation that involved a developing body of
environmental law.   The Company's divestitures included the
Allentown Cement Company in 1988, Cal-Lime, Inc. in 1995, and the Hunt Valve Co., Inc. in 1996. The Company has also sold a portion of its dormant real estate. Approximately 569 acres were sold during 1992, 107 acres were sold during 1997 and an additional two acres were sold during 1998. In 2002, the Company consummated an agreement reached in 2001 that settled its claims against certain excess insurance carriers.

        The Company and the Internal Revenue Service (the "Service") have settled all of its issues before the US Tax Court regarding the Company's tax liability for the years 1980 through 1991, and the federal and state income tax obligations stemming from the settlements have been assessed and are now due. The amount of such tax obligations has been estimated at $4.5 million through December 31, 2002. Although the Company's settlement of its claims against certain excess insurance carriers for recoveries of past remediation costs (discussed in Part I, Item 3, Legal Proceedings) resulted in after-tax proceeds greater than the amount of the assessed tax obligations, the proceeds remaining after an immediate payment of the full amount of the tax obligation may be insufficient to satisfy the Company's other obligations and meet its operating expenses as they come due. The Company intends to pursue all opportunities of potential relief with respect to the payment of the tax obligation afforded it under U.S. tax laws (see
Part I, Item 3, Legal Proceedings). In addition, the Company's past participation in the waste handling and disposal industries subjects the Company to future events or changes in environmental laws or regulations, which cannot be predicted at this time, and which could result in material increases in remediation and closure costs, and other potential liabilities that may ultimately result in costs and liabilities in excess of its available financial resources.

        The Company continues to pursue the sale of assets held for sale, and continues to pursue its claims against the non-settling excess insurance carriers, however, no assurance can be given that the timing and amount of the proceeds from such sales will be sufficient to meet the cash requirements of the Company as they come due. In addition, the Company cannot ascertain whether its remaining operations and funding sources will be adequate to satisfy its future cash requirements.

Continuing Operations

        Environmental Services.    The environmental services segment
supervises and performs landfill monitoring and closure procedures and manages methane gas operations. Approximately 49% of the environmental services segment's gross revenues for 2002, compared to 47% for the prior year, were from other members of the consolidated group, and therefore eliminated in consolidation. The segment contributed 91% and greater than 99% to net consolidated revenues in each of the years ended December 31, 2002 and 2001, respectively, after elimination of intercompany sales.
Substantially all third party sales during 2002 and 2001 were to one and two customer(s), respectively.

        The Company has and continues its efforts to expand the customer base of the environmental services segment to additional entities outside the consolidated group. In particular, the Company devoted significant time and incurred significant professional fees during 1998, 1999 and 2000 in pursuit of a contract and state government approval to perform the closure of the Southern Ocean Landfill ("SOLF") in New Jersey.

        The majority of the third party revenue for the years 2002 and 2001 relates to the Company's activities at SOLF. On May 15, 2000 the Company's capping plan for SOLF was approved by the New Jersey Department of Environmental Protection ("NJDEP") (the "Capping
Plan"). The Capping Plan was limited to the grading and capping of the 12 acre lined portion of SOLF and grading and capping of a portion of the adjoining 44 acre unlined landfill area, and grading and capping of a previously used access road straddling the lined and unlined landfill areas at SOLF. Approved activities also include leachate collection and pump repair, stormwater management, gas vent installation and associated activities. The Capping Plan called for the use of recycled materials where possible in the implementation of the plan. Tipping fees generated from the deposit of the recycled materials were paid into an escrow fund from which the Capping Plan costs are paid. The Company performs certain of the above construction activities, sub-contracts other activities and performs all managerial functions required under the Capping Plan, as well as acts as SOLF's agent to solicit the recycled materials. The Company had initially agreed to seek payment for its services and reimbursement for its costs solely from the escrowed funds generated from the delivery of recycled materials. One recycled material accounted for 65% of the initial projected volume of all recycled materials to be deposited at the site. The availability of this recycled material declined dramatically since the project was first proposed during 1998, and the Company had a limited ability to substitute materials under the Capping Plan. As a result, the project fell behind schedule and incurred a disproportionate level of operating expenses relative to tipping fees generated. The Capping Plan was subsequently modified to (a) eliminate the capping of the adjoining area and access road,
(b) allow additional time in which to complete the project, (c) allow additional materials to be incorporated into the plan in order to provide funding of a portion of the additional estimated project costs, and (d) provide funding of certain aspects of the closure by the county and state. The Company has completed capping
10 of the 12 acres requiring a cap, and the related installation of stormwater management and gas vent systems. Deposits of revenue producing recycled materials at the site ended during September
2002. Installation of the synthetic liner component of the cap is temperature sensitive, therefore construction activities at the site were suspended for the harsh winter months beginning in November 2002. Work on the remaining tasks is anticipated to restart in April 2003 and is expected to be completed within two to three months. The Company sought an amendment to the Capping Plan that would permit the acceptance of recycled materials into an adjacent area beyond December 30, 2002 in order to provide additional funds to the project through the tipping fees charged for the deposit of such materials. The Company was unsuccessful in obtaining the approval of NJDEP and regional authorities of such an amendment. Therefore, given the projected escrowed funds remaining, the inability to generate funds from the acceptance of additional material and the proximity to the expiration of the project, the Company recognized a bad debt expense of $700,000 during the year ended December 31, 2002 in recognition of the write-off amounts billed but greater than that expected to be collected for work on the SOLF project. The estimated total cost of the Capping Plan is approximately $4.9 million, of which an estimated $2.0 - 2.2 million would be billed by the Company for services provided on the project. The Company recognized revenue of $667,000 and $728,000 related to this site during the twelve months ended December 31, 2002 and 2001, respectively, of which $462,101 and $1,042,000 are included in Accounts receivable - trade at December 31, 2002 and 2001, respectively.

                The Company is continuing its efforts to expand the customer base of the environmental services segment to additional entities outside the consolidated group. For example, the Company submitted a bid to cap and close the adjoining 44 acre unlined landfill area of SOLF, but was not awarded the contract because of lower competing bids. The definition of the scope, commencement and duration of other opportunities are in various stages of development. There are no assurances such efforts will result in work for the Company.

        The Company's environmental services segment continues to perform closure activities on sites previously operated by the Company's subsidiaries. Work performed on a landfill owned by the Company and located in Deptford, New Jersey is submitted for reimbursement to a trust account established to finance the closure activities at the site. The Company billed such escrow account approximately $621,000 and $630,000 for services performed during the years ended December 31, 2002 and 2001, respectively. Such amounts are included in the amount of intercompany sales reported above, and eliminated in the calculation of net operating revenue. The Company has submitted a re-capping plan for this site to the NJDEP. The re-capping plan calls for the use of recycled materials to fill depressions and re-contour the top of the mound, and the installation of a synthetic liner on surfaces currently lacking a synthetic liner. The plan envisions that the work be funded by tipping fees charged for the deposit of the recycled materials onto the site. The work would be performed in phases in an attempt to minimize negative financial impacts, if any, from future changes in the markets for recycled material.

        Electricity Generation.                 Revenues from operations which
generate electricity utilizing methane gas as fuel represented were approximately $70,000 and $1,000, or 9% and less than 1% of consolidated net revenues in each of the years ended December 31, 2002 and 2001, respectively.

        The Company elected to begin repairs to the diesel/generating units previously postponed pending the outcome of negotiations of offers to purchase the electricity generating operations.
Overhauls of certain equipment began in May 2002 in preparation for the Company's operation of the facility or its ultimate sale. The Company temporarily curtailed the facility's operations during June 1999 and had operated one unit sporadically since June 2000. The electricity generating facility consists of four diesel/generating units each capable of generating approximately 11,000 kWh/day at 85% capacity. Electricity generated is sold pursuant to a long term contract with a local utility. The contract has three years remaining. Revenues are a function of the number of kilowatt hours sold, the rate received per kilowatt hour and capacity payments.
The Company sold 2.0 million kWh during the year ended December 31, 2002 compared to 14,000 kWh sold in the prior year. The average combined rate received (per Kilowatt and capacity payment) in the current period when compared to the comparable period last year decreased 30%. The contract with the local utility allows for a continuous interruption in electricity supply for a period of up to twelve months. Methane gas is a component of the landfill gas generated by a landfill site owned by the Company and located in Deptford, New Jersey. Engineering studies indicate sufficient quantities of gas at the landfill to continue the operation of the facility for approximately 9 years. Elements of the landfill gas are more corrosive to the equipment than traditional fuels, resulting in more hours dedicated to repair and maintenance than with equipment utilizing traditional fuels.

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

        During 2002, the Company merged two dormant indirect subsidiaries into their parent company, a direct subsidiary of Transtech, in an effort to reduce administrative costs.

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

        The Company's accruals for closure and remediation activities equal the present value of the estimated future costs related to a site less funds held in trust for such purposes. Such estimates require a number of assumptions, and therefore may differ from the ultimate outcome. Litigation and administrative costs associated with a site are expensed as incurred. The Company has accrued remediation and closure costs for Kinsley's landfill and Mac landfill. Past Accruals for the Kin-Buc landfill are discussed below. Amounts held in certain trusts dedicated to post-closure activities of Kinsley's are netted against the accrual for presentation in the Company's balance sheet.

        The impact of future events or changes in environmental laws and regulations, which cannot be predicted at this time, could result in material changes in remediation and closure costs related to the Company's past waste handling activities, possibly in excess of the Company's available financial resources.

        At December 31, 2002, the Company has accrued approximately $11.2 million for the estimated closure and remediation costs of these landfills. Of such amount, approximately $9.2 million is held in trusts maintained by trustees for post-closure activities at Kinsley's landfill.

        Kin-Buc. On December 23, 1997, the Company entered into four agreements which settled lawsuits related to the allocation of costs of remediation of the landfill owned and operated by Kin-Buc (the "Kin-Buc Landfill") and substantially relieved the Company from certain future obligation with respect to the site (see Part
I, Item 3, Legal Proceedings for description of the 1997 Settlement and recent litigation regarding this site).

        The Kin-Buc Landfill, located in Edison, New Jersey, was operated by Kin-Buc through August 1975. From September 1975 until the landfill ceased operations in November 1977, the landfill was managed by Earthline Company ("Earthline"), a partnership formed by Wastequid, Inc. ("Wastequid"), then a wholly-owned subsidiary of the Company, and Chemical Waste Management of New Jersey, Inc. ("CWMNJ"), a wholly-owned subsidiary of SCA Services, Inc. ("SCA") and an affiliate of Waste Management, Inc. (formerly known as WMX Technologies, Inc.) ("WMI"). The Kin-Buc Landfill and certain neighboring areas are undergoing remediation under Administrative Orders (the "Orders") issued by the United States Environmental Protection Agency ("EPA") in September 1990 and November 1992 to 12 respondents: the Company, Kin-Buc, Earthline, Wastequid, CWMNJ, SCA, Chemical Waste Management, Inc. (an affiliate of WMI), Filcrest Realty, Inc. (a wholly-owned subsidiary of the Company) ("Filcrest"), Marvin H. Mahan (a former director, officer and former principal shareholder of the Company), Inmar Associates, Inc. (a company owned and controlled by Marvin H. Mahan)("Inmar"), Robert Meagher (a former director and officer of the Company and Inmar) ("Meagher") and Anthony Gaess (a former director and officer of SCA) ("Gaess").

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

        The substantial expense of the Company's prosecution and defense of claims in the litigation related to the Kin-Buc Landfill, which the Company had incurred through 1997, will no longer be borne by the Company. However, the Company remains a respondent to the Orders and continues to incur legal and administrative expenses in respect of the Kin-Buc Landfill.

        Kinsley's. Kinsley's Landfill, Inc. ("Kinsley's"), a wholly-owned subsidiary of the Company, ceased accepting solid waste at its landfill in Deptford Township, New Jersey on February 6, 1987 and commenced closure of that facility at that time. At December
31, 2002, Kinsley's has accrued $11.2 million for remaining costs of closure and post-closure care of this facility, of which $9.2 million is being held in interest-bearing trust accounts.

        Mac. Mac Sanitary Land Fill, Inc. ("Mac"), a wholly-owned subsidiary of the Company, operated a landfill in Deptford Township, New Jersey that ceased operations in 1977. The costs of maintaining and monitoring at the facility are being funded by the Company and were approximately $17,000 and $11,000 for the years ended December 31, 2002 and 2001, respectively. At December 31, 2002, Mac has accrued closing costs amounting to $86,000 for the costs of continuing post-closure care and monitoring at the facility. The Company increased its accrual for closure costs by $42,000 during the year ended December 31, 2002 due to an increase in engineering, maintenance and testing costs incurred. The accrual as of December 31, 2002 is based upon the present value of the estimated maintenance costs of the site's containment systems through the year 2007.

        Carlstadt. In September 1995, the Court approved a settlement of litigation regarding the allocation of the cost of remediation of a site in Carlstadt, New Jersey, on which the Company had operated a solvents recovery facility. The facility was last operated by the Company in 1970. The settlement agreement relieves the Company from future obligations to the group of responsible parties which has been financing the remediation of the site in exchange for a cash payment, proceeds of the settlement of certain insurance claims and an assignment of Carlstadt-related claims that had been filed against the Company's excess insurance carriers (see
Part I, Item 3. Legal Proceedings for a discussion of the 1995 settlement and recent litigation regarding the site).
Notwithstanding such settlement, the Company may have liability in connection with the site to EPA for its costs of overseeing the remediation of the site, and to parties who had not contributed to the cost of the remediation at the time the settlement was approved but who later choose to do so. Based on the comprehensive discovery performed during the litigation, the Company believes that substantially all responsible parties have been identified, and that the share of remediation costs that is attributable to parties who had not been contributing to those costs is de minimis. Therefore, the Company's liability to those parties, which would arise only if and when those parties actually paid their share, would not be significant.

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

        A portion of the net cash proceeds ($750,000) was placed in an interest bearing escrow account to secure the Company's indemnification obligations to the purchaser under the purchase agreement, including indemnification for any payments made by Hunt after the closing in respect of income taxes owed by the Company for the period that Hunt was a member of the Company's consolidated tax group. The escrow will terminate upon the earlier to occur of
(i) the release of all funds from escrow in accordance with the terms thereof or (ii) the later to occur of (x) the expiration of the applicable statute of limitations for the assessment of federal income taxes for all taxable years in which Hunt was a member of the Company's consolidated tax group and (y) the satisfaction by the Company of all assessments or other claims by the Internal
Revenue Service for taxes of the consolidated tax group for such years. No indemnification claims have been asserted. During
December 2000, $841,000 was released to the Company from the escrowed funds at the request of the Company when it became evident that the income tax liability for the years covered by the escrow was less than $100,000. The escrowed funds with accrued interest income equal $121,000 as of December 31, 2002.

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

        2. One of the Company's subsidiaries, Kinsley's Landfill, Inc., owns approximately 320 acres in Deptford Township, Gloucester County, New Jersey which are currently being held for sale. The subsidiary operated a landfill on approximately 100 acres of this site through February 1987. This landfill is now undergoing post-closure maintenance procedures.

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

        6. The Company leases its principal executive offices in Piscataway, New Jersey pursuant to a lease initiated in February 1992. The amended lease effective November 1999 reduced the area subject to lease from 5,132 square feet to 2,499 square feet and a monthly rent and utility reimbursement totaling $2,811 for March, 2000 through February 2001, $3,228 for March 2001 to February 2002, $3,332 for March 2002 to February 2003, $3,436 for March 2003 to February 2004 and $3,540 for March 2004 to the lease expiration in February 2005. The lease payment is subject to adjustment increases in specified costs borne by the landlord.

Part I, Item 3.  Legal Proceedings.

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

                In March 2001, the Company filed an Offer in Compromise with the Service which requested a reduction in the amount due and permission to pay the reduced obligation in installments. The Offer filed in March 2001 was rejected by the Service, and in March 2002 the Company appealed the Service's rejection of its offer. The Company awaits the Service's response to its appeal. Amended state tax returns reflecting adjustments to previously reported income resulting from the settlements with the Service were filed during February 2003.

        Insurance Claims for Past Remediation Costs

                        The Company entered into a Settlement Agreement and Release (the "Settlement Agreement"), dated October 8, 2001 and consummated in February 2002, which settled the Company's claims against certain of its excess insurance carriers.

                In 1995, Transtech, and its wholly-owned subsidiaries Kin-Buc, Inc. and Filcrest Realty, Inc. commenced suit in the Superior Court of New Jersey, Middlesex County, entitled Transtech Industries, Inc. et. al v. Certain Underwriters at Lloyds et al., Docket No. MSX-L-10827-95, (the "Lloyds Suit") to obtain indemnification from its excess insurers who provided coverage during the period 1965 through 1986 against costs incurred in connection with the remediation of sites in New Jersey. The defendant insurers included various London and London Market insurance companies, First State Insurance Company and International Insurance Company.

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

                All of the policies of excess insurance issued by the defendant insurers cover Transtech, its present subsidiaries and former subsidiaries, some of which Transtech no longer controls. They also cover certain companies presently or formerly owned, controlled by or affiliated with Marvin H. Mahan, a former officer and director, and former majority shareholder of the Company. In October 1998, the Company entered into an agreement with Marvin H. Mahan and certain entities affiliated with him, (collectively, the "Mahan Interests") which resolved certain disputes and assigned to the Company all rights of the Mahan Interests, and certain other insured entities affiliated with the Mahan Interests, as insureds and claimants under excess insurance policies, including those policies which were the subject of this litigation (see Part III, Item 12. Certain Relationships and Related Transactions).

                The Company had assigned its claims for remediation costs incurred at a site of past operations located in Carlstadt, New Jersey to certain third-parties (the "AT&T Group") in conjunction with the 1995 settlement of certain litigation related to such site (see "The Carlstadt Site" below).
        Subsequent to executing the September 1995 settlement, certain members of the AT&T Group conveyed their rights under such settlement to other members of the AT&T Group (the
        "Cooperating PRP Group"). During 1998, the Company and the Cooperating PRP Group agreed to cooperate in the pursuit of their respective excess insurance claims, and therefore, members of the Cooperating PRP Group are parties to this Settlement Agreement.

                The Company and the Cooperating PRP Group agreed to an allocation of the proceeds from the Lloyds Suit that provided the Company 52% of the proceeds received from the settling excess insurers, plus all of the interest earned on both the Company's and Cooperating PRP Group's portion of the settlement proceeds while such proceeds were collected and held in escrow pending consummation of the settlement. The Company's share of the Settlement Agreement proceeds and interest earned during the collection of the proceeds was approximately $13,013,000, of which $9,513,000 is reported in the other income section of the Company's Consolidated Statement of Operations for the year ended December 31, 2002, net of related costs and $3,500,000 is held in escrow pending the outcome of arbitration with SCA Services, Inc. discussed below. The Company also agreed to pursue non-settling excess insurers and that the Cooperating PRP Group shall receive the first $250,000 collected from the non-settling excess insurers, less attorney fees and expenses, and the Company shall retain the balance of amounts recovered, if any.

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

                  The obligations of the London Market Insurers under the Settlement Agreement are several, and not joint, and the Company and the Cooperating PRP Group agreed that no London Market Insurer shall be liable for any Settlement Amount allocable to any other London Market Insurer unless it has a contractual obligation to do so separate and apart from this Settlement Agreement. Upon the Company's and the Cooperating PRP Group's receipt of each London Market Insurer's allocated several share of the Settlement Amount, (a) any and all rights, duties, responsibilities and obligations of such settling London Market Insurer created by or in connection with the subject insurance policies will be terminated, and
        (b) the Company and the Cooperating PRP Group, severally, shall remise, release, covenant not to sue and forever discharge the Settling London Market Insurer; and each of that Settling London Market Insurers' affiliates as defined in the Settlement Agreement.

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

                 The Company agreed to indemnify and hold harmless each Settling London Market Insurer, for defense costs, settlements, and judgments arising under or in any way related
        to the subject insurance policies.   The Company's obligations
        shall include all claims made by: (a) other insurers of the Company, (b) any Person claiming to be an insured or otherwise entitled to rights under the subject insurance policies; (c) any Person that has acquired claims from or been assigned the right to make a claim under the subject insurance policies (except for the Cooperating PRP Group); (d) any federal, state, or local government or any political subdivision, agency, department, board or instrumentality thereof.

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

                The Company also committed a yet to be determined portion of its proceeds from the Lloyds Suit, net of certain adjustments,be paid to SCA in conjunction with the 1997 settlement of the litigation related to the Kin-Buc Landfill, as discussed below,and to legal counsel representing the Company in the Lloyds Suit. The Company and counsel representing the Company in the Lloyds Suit and certain other matters entered into an engagement agreement that contains as compensation both fixed and contingent fees. The amount of fees due is dependent in-part upon the outcome of the matters. The Company estimates that the amount of fees ultimately due, in total will approximate 8.0% of the Company's proceeds paid pursuant to the Settlement Agreement.

        The Kin-Buc Landfill

                The Kin-Buc Landfill, located in Edison, New Jersey, was operated on parcels of property owned and leased by the Company's subsidiary, Kin-Buc. The Kin-Buc Landfill and certain neighboring areas are undergoing remediation under an Amended Unilateral Administrative Order issued by EPA in
        September 1990 and November 1992 to the Company and other responsible parties including SCA, which is an affiliate of WMI.

                In February 1979, EPA brought suit in the United States District Court for the District of New Jersey against Transtech, its subsidiaries Kin-Buc and Filcrest Realty, Inc. ("Filcrest"), certain former officers, directors and shareholders of Transtech, and Inmar Realty, Inc. (a company owned and controlled by Marvin H. Mahan)("Inmar"), in connection with the ownership and operation of the Kin-Buc Landfill. This suit was placed on administrative hold by the Court because the Company and SCA agreed to undertake the remediation of the Landfill. In September 1990, EPA issued an Administrative Order to the Company, SCA and other respondents for the remediation of the Kin-Buc Landfill and in November 1992, for the remediation of certain areas neighboring the Kin-Buc Landfill. Each respondent to these orders is jointly and severally liable thereunder. In 1990, Transtech, Kin-Buc and Filcrest commenced a suit in the United States District Court for the District of New Jersey entitled Transtech Industries, Inc. et al. v. A&Z Septic Clean et al. against non-municipal generators and transporters of hazardous waste disposed of at the Kin-Buc Landfill (the "PRPs") for contribution towards the cost of remediating the Kin-Buc Landfill. On December 23, 1997, the Company entered into four agreements which settled this suit, earlier suits and derivative lawsuits all related to the allocation of costs of remediation. One of the December 23, 1997 agreements provided SCA's commitment to defend and indemnify the Company from certain future liability for and in connection with the remediation of the site, including an area in the vicinity of the Kin-Buc Landfill known as Mound B. However, the Company remains a responsible party under the aforementioned Administrative Orders issued by EPA, and continues to incur administrative and legal costs complying with such Administrative Orders.

                During February 1999, EPA informed SCA that EPA has concluded that hazardous materials were disposed of in Mound
        B (see Note 10). Beginning in February 2000, the Company and EPA entered into a series of tolling agreements pursuant to which EPA agreed to defer the filing of claims or commencement of litigation with respect to the Kin-Buc Landfill against the respondents to the Administrative Orders, and the Company agreed to extend the statute of limitations which may otherwise have prevented the filing of such claims or commencement of litigation. The most recent of such extensions expired April 30, 2002.

                During May, 2002 EPA filed a suit entitled United States of America vs. Chemical Waste Management, Inc, et al, in the US District Court for the District of New Jersey (Case No. 02-2077 (DMC)), and other respondents to the Orders as defendants. Specifically, Transtech, together with its subsidiaries Kin-Buc, Inc. and Filcrest Realty, Inc., Inmar Associates, Inc. and affiliates of Waste Management, Inc. ("WMI") specifically Chemical Waste Management, Inc.,
        Earthline Company, Anthony Gaess, SCA Services,Inc., SCA Services of Passaic, Inc., Waste Management, Inc., Waste Management Holdings, Inc. and Wastequid, Inc. EPA is seeking the reimbursement of unreimbursed response costs it has incurred with respect to the Kin-Buc Landfill of $3 million as of July 1999. WMI had agreed to indemnify the Company against EPA claims for unreimbursed response costs pursuant to the terms of a 1997 Settlement Agreement. In addition, EPA is seeking penalties for delays experienced in completing the remediation pursuant to such Orders. However, the terms of the 1997 Settlement Agreement do not provide the Company with complete indemnification against the penalties sought by EPA. The Superfund Law ("CERCLA") allows penalties in an amount up to $25,000 for violations for each day prior to January 30, 1997, and an amount up to $27,500 for violations for each day occurring on or after January 30, 1997 for failure to comply with a requirement of the Orders. The amount EPA is seeking for penalties was not specified in the complaint. EPA contends that completion of 12 project milestones were delayed between 167 to 484 days. Subsequent correspondence with EPA provided revised claim amounts; the claim for unreimbursed response costs is approximately $4.2 million, and the claim for penalties totals $18.1 million. The suit has been stayed pending the outcome of negotiations.

                During September 2002, the New Jersey Department of Environmental Protection and New Jersey Spill Compensation Fund filed a similar suit against the same respondents, entitled New Jersey Department of Environmental Protection, and Acting Administrator, New Jersey Spill Compensation v. Chemical Waste Management, Inc. et. al. in the United States District Court, District of New Jersey (Case No. 02CV 4610
        (DMC)), seeking reimbursement of unspecified past costs it has incurred with respect to the site and for unspecified alleged natural resource damages. The suit has been stayed pending the outcome of negotiations.

                In conjunction with the 1997 settlement of the litigation related to the Kin-Buc Landfill discussed above, the Company committed a yet to be determined portion of the proceeds, net of certain adjustments, arising from its litigation against its excess insurance carriers, discussed above, be paid to SCA. The maximum amount payable to SCA was capped at $3.5 million. In accordance with the terms of the 1997 Settlement, $3.5 million of the Company's share of the Lloyds Suit settlement is to be held in escrow until the amount of such obligation, if any is determined. The amount due SCA was to be calculated within five days of receiving proceeds from such litigation, in accordance with the methodology contained within the 1997 Agreement, and submitted to SCA for review and acceptance. A calculation of the amount due pursuant to the 1997 Agreement was presented to SCA during March 2002. SCA subsequently notified the Company of its objection to values utilized in such calculation, contending it was owed $3.5 million. Unable to resolve the disputed issues, the Company and SCA submitted the dispute regarding the amount due to binding arbitration for resolution during August 2002 in accordance with the terms of the 1997 Agreement. On October
        10, 2002 the arbitrator issued his interpretation of the issues presented, finding in favor of the Company's interpretations on some of the disputed issues, and in favor of SCA on others. The Company's subsequent request of the arbitrator for a statement of reasons concerning the finding was declined. The arbitrator instructed revised calculation of the amount due to SCA be submitted to SCA for review and approval no later than November 11, 2002. On November 11,
        2002, counsel representing the Company notified SCA that, given the arbitrator's findings, certain components of the calculation, including the amount of interest ultimately to be paid on the Company's obligations to the Service, cannot be quantified at the present time. However, the Company had a revised calculation prepared using the then current value for certain components. Such calculations indicate no payment due SCA, and have been challenged by SCA. The arbitration is ongoing. The Company will recognize income equal to the amount of the escrow remaining after payment of amounts due
        SCA, if any, in the period such funds are released from escrow.

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

                In September 1995, the Court approved a settlement of the AT&T Suit among Transtech, Inmar, Marvin H. Mahan, the AT&T
        Group and other generators and transporters of waste handled at the Carlstadt site who had contributed to the costs of the remediation of the site. Pursuant to such settlement, Transtech, Inmar and Marvin H. Mahan agreed to (i) pay $4.1 million of proceeds from settlements with primary insurers of a coverage action brought by the Company and Inmar against their primary and excess insurers, (ii) pay an additional $145,000 ($72,500 from Transtech and $72,500 from Inmar and Marvin H. Mahan), and (iii) assign their Carlstadt site-related insurance claims against excess insurers (see
        "Insurance Claims for Past Remediation Costs" above) in exchange for a complete release from these parties of all liability arising from or on account of environmental contamination at the Carlstadt site and the parties' remediation of the same.

                Notwithstanding the September 1995 settlement, the Company may have liability in connection with the site to EPA for its costs of overseeing the remediation of the site, and to parties who had not contributed to the remediation at the time the settlement was approved but who may later do so. During September 2002, EPA issued a notice of potential liability and of consent decree violations to potentially responsible parties regarding the Carlstadt site. The site has been undergoing remediation and EPA now seeks contribution toward the remediation of an area designated Operable Unit 2. EPA seeks contribution toward estimated remediation costs of this phase of $7.5 million and $2.0 million of past oversight and administrative costs. This matter is currently under review by the Company and its advisors.

        The Tang Site

                During July 1999, counsel to the Company was contacted by EPA regarding a Piscataway, New Jersey site owned by Tang
        Realty, Inc. ("Tang"). Tang is a corporation controlled by Marvin H. Mahan, a former director and officer, and former principal shareholder of the Company. EPA is performing remediation at the site and had requested information from approximately 100 potentially responsible parties concerning their involvement with the Tang site. The Company had no direct involvement with EPA since October 1990 and, prior to July 1999, had not been a recipient of an EPA request for information. The July 1999 inquiry set forth EPA's concern that the statute of limitations on any claim EPA may have against the Company with respect to the site would expire during August 1999. In consideration for EPA's agreement to defer the filing of a claim against the Company prior to the expiration of such statute of limitations, the Company agreed to enter into an agreement to extend the statute of limitations. Subsequent to August 1999, EPA and the Company entered into a series of agreements to extend the statute of limitations to November 21, 2001. During November, 2001 EPA filed suit against the Company, entitled United States of America v. Transtech Industries, Inc., in the United States District Court, District of New Jersey (Case No. 01-5398
        (WGB)) alleging that the Company is the corporate successor to the former operator at the site, and had continued its operations at the site. EPA is seeking $2.9 million of unallocated remediation costs associated with the site. The Company is contesting the allegations regarding successorship, and the extent of operations it may have conducted at the site. Chemsol, Inc. was controlled by Marvin H. Mahan. Tang and Marvin H. Mahan were named as defendants in a suit brought by EPA in 2000 seeking contribution toward such unallocated remediation costs. Both suits have been stayed pending the outcome of settlement discussions.

                Tang and the Company entered into a settlement agreement (the "Tang Agreement") in 1988 regarding the costs of remediation of certain property in Piscataway, New Jersey owned by Tang (the "Tang Site") pursuant to which the Company assumed all future remediation costs in connection with the Tang Site. In October 1990, the Company rescinded the Tang Agreement based on a reassessment of its involvement at the site. As of the date of the rescission, the Company had paid approximately $4,300,000 to Tang in reimbursement for damages and actual remediation costs incurred. Tang disputed the Company's right to rescind the Tang Agreement. In connection with its determination not to continue to contribute to the remediation of the Tang Site, in March 1991 Transtech made a demand upon Tang for reimbursement of the amounts it had expended in connection with such remediation. In April 1991, Tang rejected the demand for reimbursement and demanded Transtech resume the remediation. This dispute was a subject of the October 1998 settlement discussed in Part III, Item 12. Certain Relationships and Related Transactions.

        General

                With respect to the matters described above, the Company is unable to predict the outcome of these claims or reasonably estimate a range of possible loss given the current status of the litigation. However, the Company believes it has valid defenses to these matters and intends to contest the charges vigorously.

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


Part I, Item 4.  Submission of Matters to a Vote of
                 Security Holders.

        No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 2002.

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

        None.

                                                PART III

Part III, Item 9.  Directors, Executive Officers, Promoters
                   and Control Persons; Compliance with Section
                   16(a) of the Securities Exchange Act.

Directors and Executive Officers of the Company

        Robert V. Silva (59) - President and Chief Executive Officer and a director of the Company from April 1991 and Chairman of the Board of Directors from November 1991. Mr. Silva served as a consultant to the Company from December 1990 until his appointment in April 1991 as an officer of the Company. Mr. Silva was employed from September 1987 to December 1990 as Executive Vice President of Kenmare Capital Corp. ("Kenmare"), an investment firm, and provided financial and management consulting services to companies acquired by Kenmare's affiliates. In connection with such financial and management services, Mr. Silva served as Vice President and a Director of Old American Holdings, Inc. and its subsidiary from 1988 to 1990, and Vice President and a Director of Compact Video Group, Inc. and its subsidiaries from 1988 to 1991 and of Manhattan Transfer/Edit, Inc. from 1989 to 1991. Mr. Silva also served as a Director of General Textiles from 1989 to 1991. From June 1985 to September 1987, Mr. Silva served as Vice President of, and provided management consulting services to, The Thompson Company, a private investment firm controlled by the Thompson family of Dallas, Texas. Mr. Silva served as Chairman and Chief Executive Officer of Hunt Valve Company, Inc., a former subsidiary of the Company, from March 1, 1996 to his resignation effective January 1, 1997, and as a Director of Hunt from March 1996 to August 1998. Mr. Silva also served as Vice President and a Director of ValveCo Inc., the entity which acquired Hunt, from October 10, 1995 to his resignation effective January 1, 1997, and was a stockholder in ValveCo Inc. from March 1, 1996 through August 1998. From September 1996 to February 14, 1997, Mr. Silva served as a Director of Hunt's subsidiary, Hunt SECO Engineering, Ltd. and its subsidiaries. Mr. Silva is also the principal of Robert V. Silva and Company, LLC., a private investment firm. Mr. Silva served as Chairman and Chief Executive Officer of Fab-Tech Industries of Brevard, Inc. from September 1998 through November 1, 2000 and March 31, 2000, respectively. He continued to serve as a Director of Fab-Tech until his resignation in September 2002. Mr. Silva also served as a Director of Indesco International, Inc. from October 2000 through February 2002. Mr. Silva's former wife is the sister-in-law of Gary Mahan, the son of Marvin H. Mahan and Ingrid T. Mahan. In
2002, Mr. Silva was subjected to a summary proceeding under New Jersey's Domestic Violence Act. The court concluded that he had violated the Act. Mr. Silva flatly denies the allegations which form the basis of the complaint. After the hearing Mr. Silva underwent and passed a polygraph examination administered by a certified polygraphist with regard to those same allegations. Mr. Silva was deemed to "being truthful" in his answers to the questions presented during three series of tests. Mr. Silva has taken an appeal of the finding of the domestic court. The decision of the domestic court spawned three felony indictments, including assault, all based on the same allegations. Mr. Silva has retained separate defense counsel for these charges, has pleaded not guilty, and is aggressively defending them. The Company has reviewed these allegations and believes that they are unfounded. The allegations do not affect the Company's assessment of Mr. Silva's capability or integrity. The Company supports Mr. Silva in his defense and fully expects him to be exonerated.

        Arthur C. Holdsworth, III (54) - A director of the Company since 1988. Since June 1999, Mr. Holdsworth has been General Sales Manager at the Tilcon NJ Division of Tilcon NY, Inc. From August 1991 through June 1999 Mr. Holdsworth was Vice President of Sales at Millington Quarry, Inc. Prior to that and from 1977, Mr. Holdsworth was General Manager of Dallenbach Sand Co., Inc.
Members of the Mahan family own Millington Quarry, Inc. and previously owned Dallenbach Sand Co, Inc.

        Andrew J. Mayer, Jr. (47) - Vice President-Finance and Chief Financial Officer of the Company from November 1991 and a director of the Company from December 1991 and, from April 1992, Secretary of the Company. From 1988 to November 1991, Mr. Mayer served as Vice President, Secretary and Treasurer of Kenmare. In connection with management and financial services provided by Kenmare, Mr. Mayer served in a variety of capacities for the following companies: Old American Holdings, Inc. and its subsidiary from 1988 to 1991; The Shannon Group, Inc. and its subsidiaries from
1988 to 1990; Detroit Tool Group, Inc. and its subsidiaries from 1989 to 1990; Compact Video Group, Inc. from 1988 to 1991;
Manhattan Transfer/Edit, Inc. from 1989 to 1991; and General Textiles from 1989 to 1990. Mr. Mayer served as Executive Vice President of Hunt Valve Company, Inc., a former subsidiary of the Company from March 1, 1996, the date the Company sold Hunt, to his resignation effective January 1, 1997. Mr. Mayer served as Vice President - Chief Financial Officer of ValveCo Inc. from April 3, 1996 through his resignation effective January 1, 1997, and was a stockholder in ValveCo Inc. from March 1, 1996 through August,
1998. From September 1996 to February 14, 1997, Mr. Mayer served as a Director of Hunt's subsidiary, Hunt SECO Engineering, Ltd. and its subsidiaries. Mr. Mayer is an investor, and serves in a variety of capacities, in certain entities established by Robert V. Silva & Company, LLC for private investment purposes. Mr. Mayer also served as a Director, Chief Financial Officer and Secretary of Fab-Tech Industries of Brevard, Inc. from September 1998 through November 1, 2000. He continued to serve as a Vice President of Fab-Tech until his resignation in September, 2002.

Significant Employee of the Company

        Samuel N. Barresi (58) - Mr. Barresi served as President and Vice President of the Company's wholly owned subsidiaries United Environmental Services, Inc. and Kinsley's Landfill, Inc., respectively, for the period from June 24, 2002 to April 4, 2003. From 1972 to 2001, Mr. Barresi was the principal of two firms active within the heavy construction industry. Prior to that, he served in engineering functions with Getty Oil Company and Raymond International Incorporated. Mr. Barresi currently has an interest in a real estate investment firm.

Compliance with Section 16(a) of Securities
Exchange Act of 1934

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the Company's fiscal year ending December 31, 2002 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

Part III, Item 10.  Executive Compensation.

                                       Summary Compensation Table

        The following table summarizes the compensation paid to or earned by the President and Chief Executive Officer (the "Chief Executive Officer") and the Vice President-Finance, Chief Financial Officer and Secretary (the "Named Executive Officer") in the years ending December 31, 2002, 2001, 2000 ("Fiscal 2002", "Fiscal 2001"
and "Fiscal 2000", respectively) for services rendered by them to the Company in all capacities during such years. The Chief Executive Officer and the Named Executive Officer were the only executive officers and significant employees of the Company whose total annual salary and bonus exceeds $100,000 and were serving as executive officers and significant employees of the Company at December 31, 2002.

                           Annual Compensation

                                                Other
Name and                                        Annual
Principal           Fiscal                      Compen-
Position            Year   Salary    Bonus (a)  sation (b)

Robert V. Silva     2002   $211,150   $83,810    $2,000
President and Chief 2001   $205,000   $0         $2,000
Executive Officer   2000   $154,744   $0         $1,547

Andrew J. Mayer, Jr 2002   $172,000   $60,690    $1,720
Vice President-     2001   $167,000   $0         $1,658
Finance, Chief      2000   $136,000   $0         $1,360
Financial Officer
and Secretary

                           Long Term Compensation
                                  Awards         Payouts
                                      Options/   Long-Term All
Name and                   Restricted Stock App- Incentive Other
Principal           Fiscal Stock      reciation  Plan      Compens-
Position            Year   Awards     Rights     Payouts   ation(c)

Robert V. Silva     2002    0          0           0         0
President and Chief 2001    0          0           0         0
Executive Officer   2000    0          0           0         0

Andrew J. Mayer, Jr 2002    0          0           0         0
Vice President-     2001    0          0           0         0
Finance, Chief      2000    0          0           0         0
Financial Officer
and Secretary

        (a) Bonuses awarded to the Chief Executive Officer and the Named Executive Officer for Fiscal 2002 were the first bonuses paid to either Officer since 1997. The bonuses approximates 40% of the difference between (a) actual salary received from the Company for the years 1992 and 2000, and (b) the sum of the amount their adjusted salary would have equaled for each of the years 1992 through 2000 if escalated for increases in the consumer price index.

        (b) In each case, the amount shown as other annual compensation is the Company's matching contributions to its 401(k) Plan on behalf of the Chief Executive Officer and the Named Executive Officer during each of Fiscal 2002, Fiscal 2001 and Fiscal 2000. In each of Fiscal 2002, Fiscal 2001 and Fiscal 2000, the Company's 401(k) Plan provided for a match equal to 50% of a participant's contribution to the plan in that year, subject to a maximum of (i) 2% of compensation in that year or (ii) applicable Internal Revenue Service limits.

        (c) The aggregate value of all other perquisites granted the Chief Executive Officer and the Named Execution Officer is less than 10% of their respective salaries.

        During Fiscal 2001, the Chief Executive Officer and the Named Executive Officer were granted 50,000 and 40,000 shares, respectively, of the Company's Common Stock issued pursuant to the Company's 2001 Employee Stock Plan. The granted shares were registered on March 23, 2001 and issued on March 27, 2001.

                                           Stock Option Plans

        The following table sets forth, with respect to grants of stock options and stock appreciation rights ("SARs") to the Chief Executive Officer and the Named Executive Officer and the Significant Employee during Fiscal 2002: (a) the number of options granted; (b) the percent the grant represents of total options granted to employees during Fiscal 2002; (c) the per-share exercise price of the options granted; and (d) the expiration date of the options.


                                    OPTION/SAR GRANTS IN FISCAL 2002

                                % Of Total
                                Options/SARs*
                   Options/     Granted to    Exercise      Expir-
                   SARs*        Employees in  or Base       ation
Name               Granted (#)  Fiscal Year   Price ($/sh)  Date

Robert V. Silva     0            N/A           N/A           N/A

Andrew J.Mayer, Jr  0            N/A           N/A           N/A

Samuel N. Barresi** 0            N/A           N/A           N/A

        *No SARs have been issued by the Company.

     **Mr. Barresi's employment with the Company ended on April 4, 2003.

        The following table sets forth: (a) the number of shares received and the aggregate dollar value realized in connection with each exercise of outstanding stock options during Fiscal 2002 by the Chief Executive Officer and the Named Executive Officer and the Significant Employee; (b) the total number of all outstanding, unexercised options (separately identifying exercisable and unexercisable options) held by such executive officers as of the end of Fiscal 2002; and (c) the aggregate dollar value of all such unexercised options that are in-the-money (i.e., options as to which the fair market value of the underlying common stock of the Company that is subject to the option exceeds the exercise price of the option), as of the end of Fiscal 2002.


                             AGGREGATED OPTION/SAR EXERCISES IN FISCAL 2002
                                  AND FISCAL YEAR-END OPTION/SAR VALUES


                                                    Number of
                                                    Unexercised
                                                 Options/SARs* at
                                                Fiscal Year-End(#)

                 Shares Acquired                   Exercisable/
Name             on Exercise (#) Value Realized($) Unexercisable

Robert V. Silva        0            N/A                0/0
Andrew J. Mayer, Jr.   0            N/A                5,000/0
Samuel N. Barresi**    0            N/A                0/0



                         Value of Unexercised
                         In-the-Money
                         Options/SARs* at
                         Fiscal Year-End($)

                         Exercisable/
                         Unexercisable

Robert V. Silva          0/0
Andrew J. Mayer, Jr.     0/0
Samuel N. Barresi**      0/0

        * No SARs have been issued by the Company.
        * Mr. Barresi's employment with the Company ended on April 4,
2003.

                                        Compensation of Directors

        Directors of the Company who are not also employees are paid annual directors' fees of $1,875 per calendar quarter, plus $500 for attending each meeting of the board. In Fiscal 2002, Arthur C. Holdsworth, III earned fees of $8,500.


Part III, Item 11.  Security Ownership of Certain Beneficial Owners
                    and Management.

        As of the close of business on March 21, 2003, the Company has issued and outstanding 2,979,190 shares of Common Stock, which figure excludes 1,885,750 shares owned by the Company which are not outstanding and are not eligible to vote.

        Set forth below is a table showing, as of March 21 2003, the number of shares of Common Stock owned beneficially by:

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

                (5)     the significant employee; and

                (6) all officers, directors and significant employee of the Company as a group.

        Unless otherwise specified, the persons named in the table below and footnotes thereto have the sole right to vote and dispose of their respective shares.


Name and Address of
Beneficial Owner and         Number of Shares     Percentage
Identity of Group            Beneficially Owned   of Class

Roger T. Mahan               325,435 (a),(d)      10.9%
3 Timber Ridge Rd.
Far Hills, NJ 07931

Nancy M. Ernst               321,775 (a),(b),(d)  10.8%
2229 Washington Valley Rd.
Martinsville, NJ 08836

Gary A. Mahan                310,601 (a),(c),(d)  10.4%
53 Cross Road
Basking Ridge, NJ 07920

Robert V. Silva               73,150 (e)           2.4%
200 Centennial Avenue
Piscataway, NJ 08854
Andrew J. Mayer, Jr.          45,900 (f)           1.5%
200 Centennial Avenue
Piscataway, NJ 08854

Arthur C. Holdsworth, III     23,200 (g)           0.8%
200 Centennial Avenue
Piscataway, NJ 08854

Samuel N. Barresi            8,000                 0.3%
200 Centennial Avenue
Piscataway, NJ 08854


All executive officers       150,250 (h)          5.0%
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

        (e) Includes 50,000 shares granted pursuant to the Company's 2001 Employee Stock Plan.

        (f) Includes incentive options to purchase 5,000 shares at $0.438 per share, all of which expired during March 2003, and 40,000 shares granted pursuant to the Company's 2001 Employee Stock Plan.

        (g) Includes 20,000 shares granted pursuant to the Company's 2001 Employee Stock Plan.

        (h) Includes incentive options to purchase 5,000 shares held by an officer of the Company, all of which are presently exercisable and 110,000 shares granted to the executive officers and director pursuant to the Company's 2001 Employee Stock Plan.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth as of December 31, 2002 the number of shares of the Company's common stock, the Company's only class of equity securities, issuable upon exercise of outstanding options, warrants and other rights, the weighted average exercise price of such options, warrants and other rights and the number of shares of common stock available for future issuance pursuant to all "equity compensation plans" relating to our common stock. Equity compensation plans include those approved by our shareholders, as well as those not approved by our shareholders, including individual compensation arrangements with one or more of our officers or directors.

                                  Equity Compensation Plan Information


Plan category       Number of      Weighted-average   Number of
                    securities     exercise price     securities
                    to be issued   of outstanding     remaining
                    upon exercise  options warrants   available
                    of outstanding and rights         for future
                    options,                          issuance
                    warrants and
                    rights

Equity compen-          -0-            -0-               -0-
sation plans not
approved by
security holders

Equity compen-
sation plans
approved by
security holders      5,000 (a)       $0.44             792,000

Total                 5,000           $0.44             792,000

(a) Expired during March 2003.

Part III, Item 12.  Certain Relationships and Related
Transactions.

        On April 22, 1994, the Company made a loan of $75,000 to the President and Chairman of the Board of Directors of the Company, evidenced by a note with interest at a floating prime rate plus
1%. The amount of the loan together with interest of $47,000 was repaid during December 2000. As of December 31, 2002 the
Company's accounts include a receivable, created prior to July
2002, of $21,000 for unreimbursed sundry expenses paid on behalf of the President and Chairman of the Board, and his affiliates.

         The Company has provided Marvin H. Mahan, a former officer and director, and former principal shareholder of the Company, and the father of three of the Company's principal shareholders, the use of an automobile and contributed to the expenses of maintaining an office for his use including secretarial services since his retirement from the Company. Such expenses totalled approximately $1,000 and $11,000 for the years ended December 31, 2002 and 2001, respectively.

          In October 1998, the Company, Marvin H. Mahan and certain entities affiliated with him entered into an agreement which resolved outstanding disputes. The Company had been negotiating with Inmar, Marvin H. Mahan and Tang (collectively, the "Mahan Interests") toward a settlement of disputes with the Company, namely, Inmar's demand for damages for loss of value of property adjoining the Kin-Buc Landfill, the sharing of legal expenses of the suit settled in 1995 pertaining to a site in Carlstadt, New Jersey, and the reimbursement of remediation costs and damages for loss of value at the Piscataway, New Jersey site owned by Tang. Negotiations broadened to include the Mahan Interests' joining in the December 1997 settlement of a derivative suit stemming from litigation regarding the remediation of the Kin-Buc Landfill, the satisfaction of Kin-Buc's judgment against Inmar regarding in-ground clay deposits purchased by Kin-Buc in 1988 and the Mahan Interests' cooperation in the prosecution of the suit against Transtech's excess insurers. In October, 1998 the Company entered into an agreement with the Mahan Interests which resolved such disputes and assigned to the Company all rights of the Mahan Interests, and certain other insured entities affiliated with the Mahan Interests, as insureds and claimants under the excess insurance policies, including those policies which are now the subject of litigation initiated by the Company (see Part I, Item 3, Legal Proceedings). The Company agreed to vacate Kin-Buc's judgment against Inmar in exchange for $480,000 which was paid to the Company from funds deposited with the Superior Court of New Jersey, and to pay $200,000 for the aforementioned assignment of rights under the insurance policies to be paid in two equal installments. The first installment was paid when the Company received the $480,000 from the Superior Court. An amount equal to the second installment was placed in escrow when the funds were received from the Superior Court and is included in "Other" assets in the accompanying December 31, 2001 balance sheet. The second installment was released from escrow in 2002 when the Company received payment for claims made against the insurance carriers. The Company also agreed to indemnify Marvin H. Mahan for claims that may be made on account of past actions he took in his role as an officer and director of the Company and reimbursed Marvin H. Mahan $68,000 for a portion of the Mahan Interests' legal fees related to the Kin-Buc litigation and their efforts to release the funds held by the Superior Court. The Mahan Interests and the Company exchanged releases from all other claims each has made against the other.


Part III, Item 13.  Exhibits and Reports on Form 8-K.

        Exhibits

        The exhibits to this report are listed in the Exhibit Index on pages 43 to 47.

        Reports on Form 8-K

        The Company filed a report on Form 8-K dated October 31,
2002 to announce the preliminary findings of the arbitrator in the arbitration regarding a 1997 Settlement among SCA Services, Inc., the Company and others.

Part III, Item 14.  Controls and Procedures.

a) Evaluation of disclosure controls and procedures. Based upon their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2003                           TRANSTECH INDUSTRIES, INC.
                                                (Registrant)

                              By:
                                                /s/ Robert V. Silva
   Robert V. Silva, President and
  Chief Executive Officer
   and Director
   (Principal Executive Officer)

        Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


April 15, 2003          /s/ Robert V. Silva
                        Robert V. Silva, President and
                        Chief Executive Officer and Director
                        (Principal Executive Officer)


April 15, 2003          /s/ Andrew J. Mayer, Jr.
                        Andrew J. Mayer, Jr.
                        Vice President-Finance, Chief
                        Financial Officer, Secretary and
                        Director (Principal Financial and
                        Accounting Officer)
                                             CERTIFICATIONS

I, Robert V. Silva, certify that:

1. I have reviewed this annual report on Form lO-KSB of Transtech
Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-14 and l5d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ Robert V. Silva

Robert V. Silva

President and Chief Executive Officer
and Director
(Principal Executive Officer)

                                             CERTIFICATIONS

I, Andrew J. Mayer, Jr., certify that:

1. I have reviewed this annual report on Form IO-KSB of Transtech
Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-14 and l5d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ Andrew J. Mayer, Jr.

Andrew J. Mayer, Jr.

Vice President-Finance, Chief
Financial Officer, Secretary and
Director
(Principal Financial and Accounting Officer)

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

10(bf)          Incentive Stock Option Plan of Transtech
                Industries, Inc. dated November 8, 1985:  See
                "O" below.

11              Statement regarding computation of net loss

                per share

13              Annual Report to Stockholders
                40 - 94

21              Subsidiaries of the Registrant   95

23              Consent of Independent Certified Public
                Accountants

99(a)           Certification Pursuant to 18 U.S.C. Section
                1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99(b)           Certification Pursuant to 18 U.S.C. Section
                1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




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

        "L"     Incorporated herein by reference to the
                Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000

        "M"     Incorporated herein by reference to the
                Company's Current Report on Form 8-K dated
                May 17, 2001.

        "N"     Incorporated herein by reference to the
                Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001.

        "O"     Incorporated herein by reference to the
                Company's Form S-8 dated April 3, 1987