Form 10QSB/A
period 2002-03-31
TRANSTECH INDUSTRIES INC
filed 2003-04-17
CIK 87799

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           ___________

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

Transitional Small Business Disclosure Format
(Check One): Yes     No  X
                                               Page 1 of 40 pages
                                         Exhibit index on page 37

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB/A
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

     During October 2001, the Company settled its claims against certain excess insurance carriers for recovery of past remediation costs. The settlement was consummated in 2002 and resulted in gross proceeds to the Company of $13.0 million. As previously disclosed, the Company agreed that a party to the 1997 settlement of litigation regarding the allocation of remediation expenses may claim against such proceeds in accordance with the terms of the 1997 settlement agreement. The amount that may be due is in dispute, and the amount in dispute, $3.5 million, has been placed in escrow.

     The Company's initial reported results for the quarter ended March 31, 2002 and year-to-date results for the quarters ended June 30 and September 30, 2002 included the funds held in escrow in "other" income based upon calculations prepared on behalf of the Company which indicated that no amounts were due to the party under the terms of the 1997 settlement agreement. Management is still of the opinion that no amounts are due to this party, however, the outcome of the dispute is less certain given the arbitrator's initial interpretations of the agreement. Therefore, management is now of the opinion that the funds held in escrow should not be reported as income until the dispute has been settled and the funds are released from escrow. This amendment to the Form 10-QSB previously submitted for the period stated above reflects the exclusion of the escrowed funds and corresponding income tax provision from income.

                            I N D E X

                                                          Page(s)
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

      Consolidated Balance Sheets as of March 31,
        2002 and December 31, 2001                         4 -  5

      Consolidated Statements of Operations for the             6
        Three Months Ended March 31, 2002 and 2001

      Consolidated Statements of Cash Flows for the
        Three Months Ended March 31, 2002 and 2001         7 -  8

      Notes to Consolidated Financial Statements           9 - 16

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations           17 - 30

Item 3. Controls and Procedures                                30

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                       31


SIGNATURES AND CERTIFICATES                               32 - 36

EXHIBIT INDEX                                                  37

EXHIBITS                                                  38 - 40

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)

                             ASSETS

                                       March 31,    December 31,
                                         2002            2001
                                      (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents            $   450         $   442
  Marketable securities                  9,597              -
  Accounts receivable - trade (net
    of allowance for doubtful accounts
    of $502 and $2, respectively)          422           1,260
  Deferred tax assets                       44           1,356
  Closure cost receivable                  103             170
  Escrowed proceeds from sale of
    subsidiary                             122             121
  Prepaid expenses and other               106             101

      Total current assets              10,844           3,450

PROPERTY, PLANT AND EQUIPMENT
  Machinery and equipment                2,910           2,910
  Less accumulated depreciation         (2,877)         (2,874)
      Net property, plant
       and equipment                        33              36

OTHER ASSETS
  Assets held for sale                   1,312           1,312
  Other                                     48             149

      Total other assets                 1,360           1,461

TOTAL ASSETS                           $12,237         $ 4,947







         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

               CONSOLIDATED BALANCE SHEETS, Cont'd
                           (In $000's)

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                       March 31,     December 31,
                                         2002            2001
                                      (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt    $     2         $     3
  Accounts payable                         225             330
  Accrued income taxes and related
    interest                             6,333           4,166
  Accrued miscellaneous expenses         1,213             137

        Total current liabilities        7,773           4,636

OTHER LIABILITIES
  Long-term debt                            -               -
  Accrued remediation and closure
    costs                                2,057           2,065

        Total other liabilities          2,057           2,065

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.50 par value,
    10,000,000 shares authorized:
    4,864,940 shares issued              2,432           2,432
  Additional paid-in capital             1,450           1,450
  Retained earnings                      9,539           5,378
  Other comprehensive income (loss)         -               -
        Subtotal                        13,421           9,260
  Treasury stock, at cost -
    1,885,750 shares                   (11,014)        (11,014)

        Total stockholders' equity
          (deficit)                      2,407          (1,754)

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)       $12,237         $ 4,947


         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)

                                      For the Three Months Ended
                                              March 31,
                                         2002           2001
NET REVENUES                            $  138         $  196

COST OF OPERATIONS
  Direct operating costs                    53             42
  Selling, general and
    administrative expenses              1,090            356
    Total cost of operations             1,143            398

INCOME (LOSS) FROM OPERATIONS           (1,005)          (202)

OTHER INCOME (EXPENSE)
  Investment income (loss)                  22             19
  Interest expense                          -              -
  Interest (expense) credit related
    to income taxes payable                (83)          (100)
  Gain (loss) from sale of securities       -              -
  Net proceeds from insurance claims     8,608             -
  Miscellaneous income (expense)            15             27
    Total other income (expense)         8,562            (54)

INCOME (LOSS) BEFORE INCOME TAXES
  (CREDIT)                               7,557           (256)

  Income taxes (credit)                  3,396             -

NET INCOME (LOSS)                      $ 4,161         $ (256)

INCOME (LOSS) PER COMMON SHARE:

NET INCOME (LOSS)                        $1.40          $(.09)

NUMBER OF SHARES USED IN
  CALCULATION                        2,979,190      2,835,857





         See Notes to Consolidated Financial Statements


                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

                PART I - FINANCIAL INFORMATION, Cont'd

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In $000's)
                              (Unaudited)
                                        For the Three Months Ended
                                                 March 31,
                                            2002           2001
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers          $   476        $    46
    Cash paid to suppliers and employees     (445)          (386)
    Interest and dividends received            22             14
    Interest paid                              -              -
    Other income received                     (85)            27
    Income taxes paid                          -              -
    Proceeds from insurance claims          9,545             -
    Proceeds from escrow deposit              100             -
      Net cash provided by (used in)
        operating activities                9,613           (299)

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale and maturity
      of marketable securities                 -             591
    Purchase of marketable securities      (9,596)          (308)
    Purchase of property, plant and
      equipment                                -              -
    Proceeds from sale of property,
      plant and equipment                      -              -
      Net cash provided by (used in)
        investing activities               (9,596)           283

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt       (1)            (1)
    Payment of remediation and closure
      costs                                    (8)            (1)
      Net cash provided by (used in)
        financing activities                   (9)            (2)

  NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                 8            (18)
  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE YEAR                               442             75
  CASH AND CASH EQUIVALENTS AT END
    OF THE QUARTER                        $   450        $    57

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                           (In $000's)
                           (Unaudited)

                                         For the Three Months Ended
                                                 March 31,
                                            2002           2001
RECONCILIATION OF NET INCOME (LOSS)
 TO NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:

  NET INCOME (LOSS)                       $ 4,161       $  (256)

  ADJUSTMENTS TO RECONCILE NET INCOME
   (LOSS) TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES:
    Depreciation and amortization               3             7
    Proceeds from escrow deposit              100            -
    Issuance of 150,000 shares of common
      stock at par                             -             75
    Additional paid in capital                 -            (66)
    (Gain) loss on sale of securities          -             -
    Increase (decrease) in allowance
      for doubtful accounts                   500            -
    (Increase) decrease in assets:
      Accounts and notes receivable,
       -net                                   337          (150)
      Deferred tax assets                   1,312            -
      Escrowed proceeds from sale
        of subsidiary                          (1)           (5)
      Prepaid expenses and other               (5)           15
    Increase (decrease) in liabilities:
      Accounts payable and accrued
        expenses                            1,039           (19)
      Accrued income taxes and related
        interest                            2,167           100

 NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                   $ 9,613       $  (299)

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

NOTE 8 - INCOME TAXES

     Accrued income taxes and related interest consists of (a) $2,084,000 for federal and state income taxes with respect to the period ended March 31, 2002, and (b)$4,249,000 for federal and state income taxes, plus interest, with respect to the Company's tax liability for the years 1980 through 1991.

     The provision (credit) for income taxes consists of the
following (in 000's):
                                         2002          2001
   Provision for operations
     Currently payable (refundable):
       Federal                        $ 1,516            -
       State                              568            -
                                        2,084            -
     Deferred:
       Federal                            903            -
       State                              409            -
                                        1,312            -
     Total income tax
       provision (credit)             $ 3,396            -

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

     Net proceeds from insurance claims of $8,608,000 reported for the three months ended March 31, 2002 represents the proceeds received from the Company's October 2001 settlement of litigation against certain of its excess insurance carriers, less related legal fees and a charge of $100,000 related to the release of funds previously held in escrow to a former majority shareholder and former officer and director. Such payment stems from a 1998 settlement agreement and was contingent upon the Company's settlement of the excess insurance claims. See "Liquidity and Capital Resources - Insurance Claims for Past Remediation Costs" for further discussion of these issues.

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

     Provisions for income taxes of $3,396,000 was reported for the three months ended March 31, 2002. No provisions for income taxes had been recognized for the three months ended March 31, 2001.

     Consolidated net income for the three months ended March 31, 2002 was $4,161,000 or $1.40 per share, compared to a net loss of $256,000 or $(.09) per share, for the three months ended March 31, 2001.

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

Statement of Cash Flow

     Cash flow from operating activities for the three months ended March 31, 2002 increased to $9,613,000 from a use of $299,000 when compared to the prior year due primarily to the receipt of $9,545,000 of proceeds from a settlement of claims against certain of the Company's excess insurance carriers. Excluding the settlement proceeds, the cash flow from operations for the period in 2002 improved to a use of $68,000 due primarily to an increase in cash received from customers. Cash flows investing activities decreased this year to a use of $9,596,000 from a source of $283,000, due to the investment of proceeds from a settlement of claims against certain of the Company's excess insurers, and a reduction in cash utilized for operations as marketable securities were sold or matured. Cash flows from financing activities increased to $9,000 from $2,000 for the period compared to last year, due primarily to an increase in landfill closing costs incurred at a site financed from the Company's general funds.
Funds held by the Company in the form of cash and cash equivalents increased as of March 31, 2002 to $450,000 from $57,000. The sum of cash, cash equivalents and marketable securities as of March 31, 2002 increased to $10,047,000 from $1,013,000 when compared to the prior year.

     Working capital surplus was $3.1 million for the three months ended March 31, 2002 versus a deficit of $(1.2) million for the year ended December 31, 2001, and the ratio of current assets to current liabilities was 1.4 to 1 as of March 31, 2002 and 0.7 to 1 as of December 31, 2001.

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

Insurance Claims for Past Remediation Costs

     In 1995, the Company commenced suit (the "Lloyds Suit") against its excess insurers who provided coverage during the period of 1965 through 1986 to obtain a recovery of past remediation costs and indemnification for future costs incurred in connection with the remediation of various sites located in New Jersey, and for the defense of litigation related thereto. The defendant insurers, include various Underwriters at Lloyds, London, and London Market Insurance Companies, First State Insurance Company and
International Insurance Company.   The Company had assigned its
claims for remediation costs incurred at a site of past operations located in Carlstadt, New Jersey to certain third-parties (the "AT&T Group") in conjunction with the 1995 settlement of certain litigation regarding the remediation costs for such site. Certain of the AT&T Group members in-turn assigned their rights to the claims to other AT&T Group members (the "Co-Operating PRPs"). During October, 2001 the Company, the Cooperating PRP Group and certain Underwriters at Lloyds, London, and certain London Market Insurance Companies (the "London Market Insurers") entered into an agreement to settle the claims against them (the "Settlement Agreement"). The Settlement Agreement is intended to be, a full and final settlement that releases and terminates all rights, obligations and liabilities of London Market Insurers, the Company and the Cooperating PRP Group with respect to the subject insurance policies. The Settlement Agreement was consummated in February 2002 when the condition that payments by settling insurers into an escrow account must represent at least 84.75% of the negotiated value assigned to the claims was satisfied. The Company's share of the Settlement Agreement proceeds and interest earned during the collection of the proceeds was approximately $13,013,000 of which $9,513,000 is reported in the other income section of the Company's Consolidated Statement of Operation for the period ended March 31, 2002, net of related costs, and $3,500,000 is held in escrow pending the outcome of arbitration with SCA Services, Inc. discussed below. The Company intends to pursue its claims against the non-settling defendants. Some of the non-settling London and London Market insurance companies are insolvent, however the estates of some of these insolvent companies have sufficient assets to make a partial contribution toward claims filed by the Company. The Cooperating PRP Group shall receive the first $250,000 that is collected from the non-settling excess insurers, net of attorney fees and expenses, and the Company shall retain the balance of amounts recovered, if any. Proceeds from the Settlement Agreement will be subject to federal and state income taxes.

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

Part I, Item 3.  Controls and Procedures.

a) Evaluation of disclosure controls and procedures. Based upon their evaluation as of a date within 90 days of the filing date of this Amended Quarterly Report on Form 10-QSB/A, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph, including any corrective actions with regard to significant deficiencies and material weaknesses.

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                   PART II - OTHER INFORMATION

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



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  April 17, 2003        By:  /s/ Robert V. Silva
                                  Robert V. Silva, President
                                  and Chief Executive Officer


                                              and


Date:  April 17, 2003        By:  /s/ Andrew J. Mayer, Jr.
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary















                         CERTIFICATIONS

I, Robert V. Silva, certify that:

1. I have reviewed this amended quarterly report on Form lO-QSB/A of Transtech Industries, Inc.;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-14 and l5d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation
Date"); and

c) presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 17, 2003

/s/ Robert V. Silva

Robert V. Silva

President and Chief Executive Officer
and Director
(Principal Executive Officer)


                         CERTIFICATIONS

I, Andrew J. Mayer, Jr., certify that:

1. I have reviewed this amended quarterly report on Form 1O-QSB/A of Transtech Industries, Inc.;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-14 and l5d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation
Date"); and

c) presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 17, 2003

/s/ Andrew J. Mayer, Jr.

Andrew J. Mayer, Jr.

Vice President-Finance, Chief
Financial Officer, Secretary and
Director
(Principal Financial and Accounting Officer)

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED March 31, 2002

                          EXHIBIT INDEX

EXHIBIT                                                      PAGE
  NO.                                                         NO.


 11       Computation of Earnings (Loss) Per Common Share      38

 99(a)    Certification Pursuant to 18 U.S.C. Section
          1350, as Adopted Pursuant to Section 906 of
          the Sarbanes-Oxley Act of 2002                       39

 99(b)    Certification Pursuant to 18 U.S.C. Section
          1350, as Adopted Pursuant to Section 906 of
          the Sarbanes-Oxley Act of 2002                       40