Form 10QSB/A
period 2002-06-30
TRANSTECH INDUSTRIES INC
filed 2003-04-17
CIK 87799

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

Transitional Small Business Disclosure Format
(Check One): Yes     No  X
                                               Page 1 of 45 pages
                                         Exhibit index on page 42

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB/A
          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                            I N D E X

                                                          Page(s)
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

      Consolidated Balance Sheets as of June 30,
        2002 and December 31, 2001                         4 -  5

      Consolidated Statements of Operations for the             6
        Six Months Ended June 30, 2002 and 2001

      Consolidated Statements of Operations for the             7
        Three Months Ended June 30, 2002 and 2001

      Consolidated Statements of Cash Flows for the
        Six Months Ended June 30, 2002 and 2001            8 -  9

      Notes to Consolidated Financial Statements          11 - 18

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations           19 - 34

Item 3. Controls and Procedures                           34 - 35

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                       36


SIGNATURES AND CERTIFICATION                                37-41

EXHIBIT INDEX                                                  42

EXHIBITS                                                  43 - 45


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)

                             ASSETS

                                        June 30,    December 31,
                                         2002            2001
                                      (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents            $ 6,728         $   442
  Marketable securities                  2,765              -
  Accounts receivable - trade (net
    of allowance for doubtful accounts
    of $702 and $2, respectively)          421           1,260
  Deferred tax assets                       44           1,356
  Closure cost receivable                  158             170
  Escrowed proceeds from sale of
    subsidiary                             122             121
  Prepaid expenses and other               156             101

      Total current assets              10,394           3,450

PROPERTY, PLANT AND EQUIPMENT
  Machinery and equipment                2,985           2,910
  Less accumulated depreciation         (2,880)         (2,874)
      Net property, plant
       and equipment                       105              36

OTHER ASSETS
  Assets held for sale                   1,312           1,312
  Other                                     48             149

      Total other assets                 1,360           1,461

TOTAL ASSETS                           $11,859         $ 4,947







         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

               CONSOLIDATED BALANCE SHEETS, Cont'd
                           (In $000's)

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                        June 30,     December 31,
                                         2002            2001
                                      (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt    $     2         $     3
  Accounts payable                         183             330
  Accrued income taxes and related
    interest                             6,200           4,166
  Deferred income taxes                      4              -
  Accrued miscellaneous expenses         1,208             137

        Total current liabilities        7,597           4,636

OTHER LIABILITIES
  Long-term debt                            -               -
  Accrued remediation and closure
    costs                                2,049           2,065

        Total other liabilities          2,049           2,065

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.50 par value,
    10,000,000 shares authorized:
    4,864,940 shares issued              2,432           2,432
  Additional paid-in capital             1,450           1,450
  Retained earnings                      9,340           5,378
  Other comprehensive income (loss)          5              -
        Subtotal                        13,227           9,260
  Treasury stock, at cost -
    1,885,750 shares                   (11,014)        (11,014)

        Total stockholders' equity
          (deficit)                      2,215          (1,754)

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)       $11,859         $ 4,947


         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)

                                       For the Six Months Ended
                                               June 30,
                                         2002           2001
NET REVENUES                            $  370         $  439

COST OF OPERATIONS
  Direct operating costs                    96            121
  Selling, general and
    administrative expenses              1,606            713
    Total cost of operations             1,702            834

INCOME (LOSS) FROM OPERATIONS           (1,332)          (395)

OTHER INCOME (EXPENSE)
  Investment income (loss)                  67             29
  Interest expense                          -              -
  Interest (expense) credit related
    to income taxes payable               (164)          (195)
  Net proceeds from insurance claims     8,608             -
  Miscellaneous income (expense)            45             47
    Total other income (expense)         8,556           (119)

INCOME (LOSS) BEFORE INCOME TAXES
  (CREDIT)                               7,224           (514)

  Income taxes (credit)                  3,262             -

NET INCOME (LOSS)                      $ 3,962         $ (514)

INCOME (LOSS) PER COMMON SHARE:

NET INCOME (LOSS)                        $1.33          $(.18)

NUMBER OF SHARES USED IN
  CALCULATION                        2,979,190      2,907,919





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





         See Notes to Consolidated Financial Statements

                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

                PART I - FINANCIAL INFORMATION, Cont'd

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In $000's)
                              (Unaudited)
                                          For the Six Months Ended
                                                  June 30,
                                            2002           2001
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers          $   508        $    75
    Cash paid to suppliers and employees   (1,050)          (724)
    Interest and dividends received            67             24
    Interest paid                              -              -
    Other income received                      44             47
    Income taxes paid                         (80)            -
    Proceeds from insurance claims          9,545             -
    Proceeds from escrow deposit              100             -
      Net cash provided by (used in)
        operating activities                9,134           (578)

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale and maturity
      of marketable securities              9,596          1,475
    Purchase of marketable securities     (12,352)          (308)
    Purchase of property, plant and
      equipment                               (75)            (1)
    Proceeds from sale of property,
      plant and equipment                      -              -
      Net cash provided by (used in)
        investing activities               (2,831)         1,166

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt       (1)            (1)
    Payment of remediation and closure
      costs                                   (16)            (2)
      Net cash provided by (used in)
        financing activities                  (17)            (3)

  NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                             6,286            585
  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE YEAR                               442             75
  CASH AND CASH EQUIVALENTS AT END
    OF THE QUARTER                        $ 6,728        $   660

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                           (In $000's)
                           (Unaudited)

                                          For the Six Months Ended
                                                  June 30,
                                            2002           2001
RECONCILIATION OF NET INCOME (LOSS)
 TO NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:

  NET INCOME (LOSS)                       $ 3,962       $  (514)

  ADJUSTMENTS TO RECONCILE NET INCOME
   (LOSS) TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES:
    Depreciation and amortization               7            13
    Proceeds from escrow deposit              100            -
    Issuance of 150,000 shares of common
      stock at par                             -             75
    Additional paid in capital                 -            (66)
    Increase (decrease) in allowance
      for doubtful accounts                   700            -
    (Increase) decrease in assets:
      Accounts and notes receivable,
       -net                                   138          (365)
      Deferred tax assets                   1,312            -
      Escrowed proceeds from sale
        of subsidiary                          (1)           (6)
      Prepaid expenses and other              (54)           16
    Increase (decrease) in liabilities:
      Accounts payable and accrued
        expenses                              936            74
      Accrued income taxes and related
        interest                            2,034           195

 NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                   $ 9,134       $  (578)

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

NOTE 8 - INCOME TAXES

     Accrued income taxes and related interest consists of (a) $1,870,000 for federal and state income taxes with respect to the six months ended June 30, 2002, and (b) $4,330,000 for federal and state income taxes, plus interest, with respect to the Company's tax liability for the years 1980 through 1991.

     The provision (credit) for income taxes consists of the
following (in 000's):
                                         2002          2001
   Provision for operations
     Currently payable (refundable):
       Federal                        $ 1,407            -
       State                              543            -
                                        1,950            -
     Deferred:
       Federal                            903            -
       State                              409            -
                                        1,312            -
     Total income tax
       provision (credit)             $ 3,262            -

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

     Net proceeds from insurance claims of $8,608,000 reported for the six months ended June 30, 2002 represents the proceeds received from the Company's October 2001 settlement of litigation against certain of its excess insurance carriers, less related legal fees and a charge of $100,000 related to the release of funds previously held in escrow to a former majority shareholder and former officer and director. Such payment stems from a 1998 settlement agreement and was contingent upon the Company's settlement of the excess insurance claims. See "Liquidity and Capital Resources - Insurance Claims for Past Remediation Costs" for further discussion of these issues.

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

     Provisions for income taxes of $3,262,000 was reported for the six months ended June 30, 2002. No provisions for income taxes had been recognized for the six months ended June 30, 2001.

     Consolidated net income for the six months ended June 30, 2002 was $3,962,000 or $1.33 per share, compared to a net loss of $514,000 or $(.18) per share, for the six months ended June 30, 2001.

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

Statement of Cash Flow

     Cash flow provided by operating activities for the six months ended June 30, 2002 increased to $9,134,000 from a use of $578,000 when compared to the prior year due primarily to the receipt of $9,545,000 of proceeds from a settlement of claims against certain of the Company's excess insurance carriers. Excluding the settlement proceeds, the cash flow from operations for the period in 2002 improved to a use of $411,000 due primarily to an increase in cash received from customers. Cash flows from investing activities decreased this year to a net use of $2,831,000 from a source of $1,166,000, due to the investment of proceeds from the settlement of claims against certain of the Company's excess insurers, and a reduction in cash utilized for operations as marketable securities were sold or matured. Cash flows used in financing activities increased to $17,000 from $3,000 for the period compared to last year, due primarily to an increase in landfill closing costs incurred at a site financed from the Company's general funds. Funds held by the Company in the form of cash and cash equivalents increased as of June 30, 2002 to $6,728,000 from $660,000. The sum of cash, cash equivalents and marketable securities as of June 30, 2002 increased to $9,493,000 from $735,000 when compared to the prior year.

     Working capital surplus was $2.8 million for the six months ended June 30, 2002 versus a deficit of $(1.2) million for the year ended December 31, 2001, and the ratio of current assets to current liabilities was 1.4 to 1 as of June 30, 2002 and 0.7 to 1 as of December 31, 2001.

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

                   PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a) Exhibits

     Exhibit 11   - Computation of Earnings (Loss) Per Common
                    Share

     Exhibit 99(a)- Certification Pursuant to 18 U.S.C. Section
                    1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive
                    Officer

     Exhibit 99(b)- Certification Pursuant to 18 U.S.C. Section
                    1350,as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial
                    Officer

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

Date: April 17, 2003

/s/ Robert V. Silva

Robert V. Silva

President and Chief Executive Officer
and Director
(Principal Executive Officer)


                         CERTIFICATIONS

I, Andrew J. Mayer, Jr., certify that:

1. I have reviewed this amended quarterly report on Form IO-QSB/A of Transtech Industries, Inc.;

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

Andrew J. Mayer, Jr.

Vice President-Finance, Chief
Financial Officer, Secretary and
Director
(Principal Financial and Accounting Officer)

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED June 30, 2002

                          EXHIBIT INDEX

EXHIBIT                                                      PAGE
  NO.                                                         NO.


 11      Computation of Earnings (Loss) Per Common Share      43


 99(a)   Certification Pursuant to 18 U.S.C. Section 1350,
           as Adopted Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002 by Chief Executive
           Officer                                            44

 99(b)   Certification Pursuant to 18 U.S.C. Section 1350,
           as Adopted Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002 by Chief Financial
           Officer                                            45