Form 10QSB
period 2003-03-31
TRANSTECH INDUSTRIES INC
filed 2003-05-15
CIK 87799

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           ___________

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2003

                              or

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,979,190 shares of common stock, $.50 par value, outstanding as of March 31, 2003. In addition, at such date, the issuer held 1,885,750 shares of common stock, $.50 par value, in treasury.

Transitional Small Business Disclosure Format
(Check One): Yes     No  X
                                               Page 1 of 40 pages
                                         Exhibit index on page 37

                           TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED March 31, 2003

                            I N D E X

                                                          Page(s)
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

      Consolidated Balance Sheets as of March 31,
        2003 and December 31, 2002                         3 -  4

      Consolidated Statements of Operations for the             5
        Three Months Ended March 31, 2003 and 2002

      Consolidated Statements of Cash Flows for the
        Three Months Ended March 31, 2003 and 2002         6 -  7

      Notes to Consolidated Financial Statements           8 - 15

Item 2. Management's Discussion and Analysis of
  Financial Condition or Plan of Operation                16 - 29

Item 3. Controls and Procedures                                29

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                     30

Item 2.  Changes in Securities                                 30

Item 3.  Defaults Upon Senior Securities                       30

Item 4.  Submission of Matters to a Vote of
  Security Holders                                             30

Item 5.  Other Information                                     30

Item 6. Exhibits and Reports on Form 8-K                       31

SIGNATURES AND CERTIFICATIONS                             32 - 36

EXHIBIT INDEX                                                  37

EXHIBITS                                                  38 - 40

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)

                             ASSETS

                                       March 31,    December 31,
                                          2003          2002
                                      (Unaudited)   ____________
CURRENT ASSETS
  Cash and cash equivalents             $ 3,588        $ 3,779
  Marketable securities                   3,408          4,761
  Accounts receivable - trade (net of           469            487
allowance for doubtful accounts of
$2)
  Deferred tax asset                         44             44
  Recoverable closure costs from escrow         293            208
fund
  Escrowed proceeds from sale of                123            122
subsidiary
  Prepaid expenses and other                 81             63

      Total current assets                8,006          9,464

PROPERTY, PLANT AND EQUIPMENT
  Machinery and equipment                 3,098          3,064
  Less accumulated depreciation         (2,859)        (2,850)
      Net property, plant and equipment             239            214

OTHER ASSETS
  Assets held for sale                    1,312          1,312
  Other                                     260            260

      Total other assets                  1,572          1,572

TOTAL ASSETS                            $ 9,817        $11,250


         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

               CONSOLIDATED BALANCE SHEETS, Cont'd
                           (In $000's)

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                        March 31,    December 31,
                                          2003          2002
                                      (Unaudited)    ___________
CURRENT LIABILITIES
  Current portion of long-term debt     $     6        $     6
  Accounts payable                           372           366
  Accrued income taxes and related
    interest                              4,883          5,874
  Accrued salaries and wages                  22           189
  Deferred income taxes                       10            13
  Accrued miscellaneous expenses             995           910

        Total current liabilities          6,288         7,358

OTHER LIABILITIES
  Long-term debt                              25            26
  Accrued remediation and closure costs       2,090         2,091

        Total other liabilities            2,115         2,117

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.50 par value,               2,432         2,432
10,000,000 shares authorized:
4,864,940 shares issued
  Additional paid-in capital               1,450         1,450
  Retained earnings                        8,526         8,881
  Accumulated other comprehensive income
(loss)                                        20            26

        Subtotal                          12,428        12,789
  Treasury stock, at cost - 1,885,750      (11,014)      (11,014)
shares

        Total stockholders' equity (deficit)         1,414         1,775

TOTAL LIABILITIES AND STOCKHOLDERS'      $ 9,817       $11,250
EQUITY (DEFICIT)

         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)

                                        For the Three Months Ended
                                                   March 31,
                                              2003        2002
NET OPERATING REVENUES                      $  115      $  138

COST OF OPERATIONS
  Direct operating costs                         71         53
  Selling, general and administrative
expenses                                        384      1,090
    Total cost of operations                    455      1,143

INCOME (LOSS) FROM OPERATIONS                 (340)     (1,005)

OTHER INCOME (EXPENSE)
  Investment income (loss)                       49         22
  Interest expense                              (1)         -
  Interest (expense) credit related to income
taxes payable                                  (77)       (83)
  Net proceeds from insurance claims             -       8,608
  Gain (loss) from sale of securities           (5)         -
  Miscellaneous income (expense)                 19         15
    Total other income (expense)               (15)     8,562

INCOME (LOSS) BEFORE INCOME TAXES (CREDIT)    (355)     7,557

  Income taxes (credit)                          -      3,396

NET INCOME (LOSS)                           $ (355)     $4,161

INCOME (LOSS) PER COMMON SHARE:

NET INCOME (LOSS)                              $(.12)      $1.40

NUMBER OF SHARES USED IN CALCULATION       2,979,190   2,979,190



         See Notes to Consolidated Financial Statements

                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

                PART I - FINANCIAL INFORMATION, Cont'd

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In $000's)
                              (Unaudited)

                                        For the Three Months Ended
                                                    March 31,
                                               2003       2002
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers             $   134    $   476
    Cash paid to suppliers and employees        (629)    (445)
    Interest and dividends received               49         22
    Interest paid                                (1)        -
    Other income received                         19      (85)
    Income taxes paid                        (1,072)        -
    Proceeds from insurance claims                -      9,545
    Proceeds from escrow deposit                  -        100
  Net cash provided by (used in)
    operating activities                      (1,500)     9,613

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale and maturity of marketable
securities                                     1,865        -
    Purchase of marketable securities          (519)    (9,596)
    Purchase of property, plant and equipment
                                                (34)        -
    Long term deposit                             -         -
      Net cash provided by (used in)
        investing activities                        1,312     (9,596)

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt         (2)       (1)
    Proceeds from equipment financing             -         -
    Payment of remediation and closure costs     (1)       (8)
      Net cash provided by (used in) financing
activities                                       (3)       (9)

  NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                           (191)        8
  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE YEAR                                3,779       442
  CASH AND CASH EQUIVALENTS AT END OF
    THE QUARTER                              $ 3,588    $   450

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                           (In $000's)
                           (Unaudited)

                                        For the Three Months Ended
                                                    March 31,
                                              2003        2002
RECONCILIATION OF NET INCOME (LOSS) TO NET
CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES:
NET INCOME (LOSS)                           $  (355)   $ 4,161

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
    Depreciation and amortization                 9          3
    Provision for losses on accounts receivable        -         500
    Proceeds from escrow deposit                 -         100
    Gain (loss) from sale of securities           5         -
    Increase (decrease) in deferred taxes             (3)      1,312
    (Increase) decrease in assets:
      Accounts and notes receivable, -net       18         337
      Prepaid expenses and other               (18)        (5)
      Escrowed proceeds from sale of subsidiary         (1)        (1)
    Increase (decrease) in liabilities:
      Accounts payable and accrued            (164)     1,039
expenses
      Accrued income taxes and related interest       (991)     2,167

NET CASH PROVIDED BY (USED IN) OPERATING    $(1,500)    $ 9,613
ACTIVITIES


         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 2003
                           (Unaudited)

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

NOTE 2 - BASIS OF PRESENTATION

      The accompanying financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of this Form 10-QSB may wish to refer to the Company's Form 10-KSB for the year ended December 31, 2002 for further information.

      The financial information has been prepared in accordance with the Company's customary accounting practices except for certain reclassifications to the 2002 financial statements in order to conform to the presentation followed in preparing the 2003 financial statements. Quarterly financial information has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature except as disclosed herein.

      In preparing financial statements in accordance with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates. See "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding the estimates and assumptions the Company makes that affect its financial statements.

NOTE 3 - MARKETABLE SECURITIES

      The Company's marketable securities are classified as available-for-sale and are carried at fair value as determined by quoted market prices. Unrealized gains and losses are reported in a separate component of stockholders' equity until realized. The amortized cost of investments is adjusted for amortization of premiums and the accretion of discounts to maturity or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income. Realized gains or losses from the sale of marketable securities are based on the specific identification method and are included in other income. Interest and dividend income is recorded as earned.

      At March 31, 2003, the Company's marketable securities consisted of bond mutual funds classified as available-for-sale and are carried at their fair value of $3,408,000 and a cost of $3,378,000, and gross unrealized gains of
$30,000.        For  the three months ended March 31, 2003, the  change  in  net unrealized gains included in stockholders' equity was $(6,000). In addition, for the three months ended March 31, 2003, proceeds from the sale of available-for-sale securities were $1,865,000. During the three months ended March 31, 2003, the Company realized gross gains of $2,000 and gross losses of $7,000 from the sale of marketable securities. No realized gains or losses were recognized for the quarter ended March 31, 2002.

NOTE 4 - TRADE RECEIVABLE

      Accounts receivable-trade as of March 31, 2003 and December 31, 2002 includes $422,000 and $462,000, respectively, related to a project at the Southern Ocean Landfill ("SOLF") in New Jersey. On May 15, 2000 the Company's capping plan for SOLF was approved by the New Jersey Department of Environmental Protection ("NJDEP") (the "Capping Plan"). The Capping Plan called for the use of recycled materials are possible in the implementation of the plan. Tipping fees generated from the deposit of the recycled materials were paid into an escrow fund from which the Capping Plan costs are paid. Such escrow account held $405,000 and $484,000 as of March 31, 2003 and December 31, 2002,
respectively. The Company initially agreed to seek payment for its services and reimbursement for its costs solely from the escrowed funds generated from the delivery of recycled materials. One recycled material accounted for 65% of the initial projected volume of all recycled materials to be deposited at the site. The availability of this recycled material declined dramatically since the project was first proposed, and the Company had a limited ability to substitute materials under the Capping Plan. As a result, the project fell behind schedule and incurred a disproportionate level of operating expenses relative to tipping fees generated. The Capping Plan was subsequently modified to (a) eliminate the capping of the adjoining area and access road, (b) allow additional time in which to complete the project, (c) allow additional materials to be incorporated into the Capping Plan in order to provide funding of the additional estimated project costs, and (d) have the county and state fund certain aspects of the closure. The Company sought an amendment to the Capping Plan that would permit the acceptance of recycled materials into an adjacent area beyond December 30, 2002 in order to provide additional funds to the project. The Company was unsuccessful in obtaining approval of NJDEP and regional authorities of such an amendment. Therefore, given the projected escrowed funds remaining, the inability to generate funds from the acceptance of additional material and the proximity to the expiration of the project, during the year ended December 31, 2002 the Company recorded a bad debt expense of $700,000 in recognition of the write-off of amounts billed but greater than that expected to be collected for work on the SOLF project.

NOTE 5 - ESCROWED PROCEEDS FROM INSURANCE CLAIM SETTLEMENT

      In conjunction with the 1997 settlement of the litigation related to the Kin-Buc Landfill, the Company agreed that SCA Services, Inc., an affiliate of Waste Management, Inc., may make claim to a yet to be determined portion of the proceeds, net of certain adjustments, arising from the Company's litigation against its excess carriers. In accordance with the terms of the 1997 settlement, $3.5 million of the Company's settlement proceeds are held in escrow until the amount of such claim is determined. The Company will recognize income equal to the amounts of the escrow remaining after payment of amounts due SCA Services, Inc., if any, in the period such funds are released from escrow. For further discussion of the SCA Services, Inc. matter, and the litigation of claims against excess carriers, see Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of this Form 10-QSB.

NOTE 6 - ESCROWED PROCEEDS FROM SALE OF SUBSIDIARY

      On March 1, 1996, the Company's wholly-owned subsidiary, THV Acquisition Corp. ("THV"), sold all of the issued and outstanding stock of Hunt Valve Company, Inc. ("Hunt") to ValveCo, Inc. A portion of the net cash proceeds of the sale was placed in an interest bearing escrow account to secure the
Company's indemnification obligations to the purchaser under the purchase agreement. The escrow will terminate upon the earlier to occur of (i) the release of all funds from escrow in accordance with the terms thereof or (ii) the later to occur of (x) the expiration of the applicable statute of limitations for the assessment of federal income taxes for all taxable years with respect to which Hunt was a member of the Company's consolidated tax group and (y) the satisfaction by the Company of all assessments or other claims by the Internal Revenue Service (the "Service") for taxes of the consolidated tax group during such years. No indemnification claims have been asserted. The escrowed funds with accrued interest income equal $123,000 and $122,000 as of March 31, 2003 and December 31, 2002, respectively, and are classified as current in the accompanying balance sheet since it is anticipated that the funds will be released within twelve months.

NOTE 7 - ASSETS HELD FOR SALE

     Assets held for sale consist primarily of real estate which is carried at a cost of $1,312,000 as of March 31, 2003 and December 31, 2002. The real estate included in this category consists of approximately 430 acres located in Deptford, N.J. (including approximately 100 acres upon which the landfill, owned and operated by the Company's subsidiary Kinsley's Landfill, Inc. is situated). The Company is actively pursuing the disposition of such property. However, based upon market conditions for real estate of this type the Company is unable to determine when such sale(s) will ultimately be consummated. See "Assets Held for Sale" contained in Part 1, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of this Form 10-QSB regarding property under contract for sale.

NOTE 8 - INCOME TAXES

      Accrued income taxes and related interest consists of (a) $370,000 for federal and state income taxes with respect to the year ended December 31, 2002, and (b) $4,513,000 for federal and state income taxes, plus interest, with respect to the Company's tax liability for the years 1980 through 1991.

      The provision (credit) for income taxes consists of the following (in 000's):
                                              2003
                                                      2002
     Provision for operations
       Currently payable (refundable):
         Federal                                -
                                                      $1,516
         State                                  -
                                                      568
                                                -
                                                      2,084
       Deferred:
         Federal                                -          903
         State                                  -
                                                      409
                                                -
                                                      1,312
       Total income tax provision (credit)      -
                                                      $3,396

      During October 2000, the Company concluded litigation, which it commenced in 1994, with the Service in Tax Court over the Company's tax liability for taxable years 1980-88 and certain issues from taxable years 1989-91. The Company settled all of the issues before the Tax Court and reached agreement with the Service on its tax liability for all of the subsequent taxable years through 1996. The Company has been assessed $905,000 of federal income tax after taking into account available net operating losses and tax credits. In addition, the Company estimates that, as of March 31, 2003, approximately $60,000 of state interest and $3,557,000 of federal interest are owed. State tax authorities may assert that penalties are owed in connection with the state tax liability arising from these settlements. The Company will decide whether to challenge any such state tax penalties if and when they are asserted. The Company has paid the portion of the assessment related to 1995; $9,000 for federal taxes and $5,000 for interest. During February 2003 the Company paid $66,000 of state tax with the filing of amended returns reflecting adjustments to previously reported income resulting from these settlements with the Service. The aggregate tax obligation owed as a result of the Company's settlement with the Service of the Tax Court litigation and subsequent taxable years, excluding payments toward the obligation, equals approximately $4,593,000 (plus additional interest accruing from March 31, 2003 until the obligations are settled).

      During March 2001, the Company filed an Offer in Compromise with the Service which requested a reduction in the amount due and permission to pay the reduced obligation in installments. This offer was rejected by the Service, and in March 2002 the Company appealed the Service's rejection of its offer. The Company awaits the Service's response to its appeal.

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

      As of March 31, 2003, the Company has accruals totaling $11.3 million for its estimated share of remediation and closure costs in regard to the Company's former landfill operations, approximately $9.2 million of which is held in trusts and maintained by trustees for financing of the estimated $11.2 million required to fund the closure plan related to the landfill in Deptford, New Jersey owned by the Company's subsidiary, Kinsley's Landfill, Inc.

      See "Remediation and Closure Costs" of Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and Item I of Part II of this Form 10-QSB for a discussion of certain matters related to the sites of past operations.

NOTE 10 - LEGAL PROCEEDINGS

      See Item 1 of Part II of this Form 10-QSB for a discussion of recent developments with respect to the Company's legal matters.

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION OR PLAN OF OPERATION

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

Discussion of Critical Accounting Policies

      For a discussion of the Company's critical accounting policies, see the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Results of Operations

      The three months ended March 31, 2003 compared to the three months ended March 31, 2002

      Consolidated revenues by business segment for the three months ended March 31, 2003 and 2002 were as follows (in $000):

                                 2003        2002
     Environmental Services      $268        $291
     Electricity Generation        65          -
       Subtotal                   333         291
     Intercompany               (218)       (153)
       Net                       $115        $138

      Consolidated net revenues for the three months ended March 31, 2003 were $115,000 compared to $138,000 reported for the same period of 2002.

      The environmental services segment provides construction, remedial and maintenance services at landfills, commercial and industrial sites, and manages methane gas recovery operations. The environmental services segment reported $268,000 of gross operating revenues (prior to elimination of intercompany sales) for the three months ended March 31, 2003 compared to $291,000 for the period in 2002; a decrease of 8%. Approximately $218,000 or 81% of the environmental services segment's revenues for the period, compared to $153,000 or 53% for last year, were for services provided to other members of the consolidated group and therefore eliminated in consolidation. Third party sales were $50,000 for the period in 2003, compared to $138,000 for the period in 2002. Substantially all the third party sales during 2003 and 2002 were to three and one customer(s), respectively.

     The majority of the third party revenue for the quarter during 2002 relates to the Company's activities at the Southern Ocean Landfill ("SOLF"), located in Ocean County, New Jersey. On May 15, 2000 the Company's capping plan for SOLF was approved by the New Jersey Department of Environmental Protection ("NJDEP") (the "Capping Plan"). The Capping Plan was limited to the grading and capping of the 12 acre lined portion of SOLF and grading and capping of a portion of the adjoining 44 acre unlined landfill area. The Capping Plan called for the use of recycled materials where possible in the implementation of the plan. Tipping fees generated from the deposit of the recycled materials were paid into an escrow fund from which the Capping Plan costs are paid. The Company performs certain of the above construction activities, sub-contracts other activities and performs all managerial functions required under the Capping Plan, as well as acts as SOLF's agent to solicit the recycled materials. The Company had initially agreed to seek payment for its services and reimbursement for its costs solely from the escrowed funds generated from the delivery of recycled materials. One recycled material accounted for 65% of the initial projected volume of all recycled materials to be deposited at the site. The availability of this recycled material declined dramatically since the project was first proposed during 1998, and the Company had a limited ability to substitute materials under the Capping Plan. As a result, the project fell behind schedule and incurred a disproportionate level of operating expenses relative to tipping fees generated. The Capping Plan was subsequently modified to (a) eliminate the capping of the adjoining area and access road, (b) allow additional time in which to complete the project, (c) allow additional materials to be incorporated into the plan in order to provide funding of a portion of the additional estimated project costs, and (d) provide funding of certain aspects of the closure by the county and state. The Company has completed capping 10 of the 12 acres requiring a cap, and the related installation of stormwater management and gas vent systems. Deposits of revenue producing recycled materials at the site ended during September 2002. Installation of the synthetic liner component of the cap is temperature sensitive, therefore construction activities at the site were suspended for the harsh winter months beginning in November 2002. Work on the remaining tasks is anticipated to restart in May 2003 and is expected to be completed within two months. The Company sought an amendment to the Capping Plan that would permit the acceptance of recycled materials into an adjacent area beyond December 30, 2002 in order to provide additional funds to the project through the tipping fees charged for the deposit of such materials. The Company was unsuccessful in obtaining the approval of NJDEP and regional authorities of such an amendment. Therefore, given the projected escrowed funds remaining, the inability to generate funds from the acceptance of additional material and the proximity to the expiration of the project, the Company recognized a bad debt expense totaling $700,000 during the year ended December 31, 2002 in recognition of the write-off amounts billed but greater than that expected to be collected for work on the SOLF project. The Company recognized revenue of $19,000 and $138,000 related to this site during the three months ended March 31, 2003 and 2002, respectively, and the accounts receivable - trade related to SOLF as of March 31, 2003 and December 31, 2002, was $422,000 and $462,000, respectively.

      The Company's environmental services segment continues to perform closure activities on sites previously operated by the Company's subsidiaries. Work performed on a landfill owned by the Company and located in Deptford, New Jersey is submitted for reimbursement to an escrow account established to finance the closure activities at the site. The Company billed such escrow account approximately $217,000 and $145,000 for services performed during the three months ended March 31, 2003 and 2002, respectively.

      Revenues from the segment which generates electricity using methane gas as fuel were approximately $65,000 for the three months ended March 31, 2003. No revenues from this segment were reported for the period in 2002. The Company elected to begin repairs to the diesel/generating units previously postponed pending the outcome of negotiations of offers to purchase the electricity generating operations. Overhauls of certain equipment began in May 2002 in preparation for the Company's operation of the facility or its ultimate sale. The Company temporarily curtailed the facility's operations during June 1999 and operated one unit sporadically since June 2000. The electricity generating facility consists of four diesel/generating units each capable of generating approximately 11,000 kWh/day at 85% capacity. Electricity generated is sold pursuant to a long term contract with a local utility. The contract has three years remaining. Revenues are a function of the number of kilowatt hours sold, the rate received per kilowatt hour and capacity payments. The Company sold 1.2 million kWh during the three months ended March 31, 2003. Methane gas is a component of the landfill gas generated by a landfill site owned by the Company and located in Deptford, New Jersey. Engineering studies indicate sufficient quantities of gas at the landfill to continue the operation of the facility for approximately 9 years. Elements of the landfill gas are more corrosive to the equipment than traditional fuels, resulting in more hours dedicated to repair and maintenance than with equipment utilizing traditional fuels.

      Consolidated direct operating costs for the three months ended March 31, 2003 were $71,000, an increase of $18,000 or 34% when compared to $53,000 reported for 2002. This increase in direct operating costs is primarily due to increases in personnel costs and the cost of the repairs and operation of the electricity generating units and related equipment.

      Consolidated selling, general and administrative expenses for the three months ended March 31, 2003 were $384,000, a decrease of $706,000 from
$1,090,000 reported for the same period in 2002. The decrease in selling, general and administrative expenses in the period for 2003 is primarily due to a $500,000 charge in 2002 for the increase in the allowance for doubtful accounts discussed above, and an approximate $250,000 increase in accrued professional fees and administrative costs for the research and defense of environmental claims regarding various sites. Excluding the two charges, selling, general and administrative expenses equaled $340,000 for the period in 2002. Significant professional fees and administrative costs continue to be incurred in support of the Company's ongoing litigation, business development and asset divestiture efforts (see "Liquidity and Capital Resources - Liquidity").

      The Company's consolidated operating loss for the three months ended March 31, 2003 was $340,000 versus $1,005,000 for the same period in 2002, a decrease of $665,000.

     Consolidated investment income was $49,000 for the three months ended March 31, 2003, an increase of $27,000 from $22,000 reported for the comparable period in 2002. The increase is primarily due to the additional time funds were available for investment.

      Consolidated interest expense was $1,000 for the three months ended  March
31,  2003.   Interest expense was less than $1,000 for the period in  the  prior year.

      Interest reported as "Interest (expense) credit related to income taxes payable" represents the increase or decrease in the amount of interest accrued on estimated income taxes payable as a result of the Company's tax litigation referred to below. Interest expense of $77,000 and $83,000 was reported for the three months ended March 31, 2003 and 2002, respectively.

      Net proceeds from insurance claims of $8,608,000 were reported for the three months ended March 31, 2003 represents the proceeds received from the Company's October 2001 settlement of litigation against certain of its excess insurance carriers, less related legal fees and a charge of $100,000 related to the release of funds previously held in escrow to a former majority shareholder and former officer and director. Such payment stems from a 1998 settlement agreement and was contingent upon the Company's settlement of the excess insurance claims. See "Liquidity and Capital Resources - Insurance Claims for Past Remediation Costs" for further discussion of these issues.

     Loss from the sale of marketable securities was $5,000 for the three months ended March 31, 2003.

     Consolidated miscellaneous income for the three months ended March 31, 2003 and 2002 was $19,000 and $15,000, respectively. Miscellaneous income for the period in 2003 and 2002 consists primarily of net rental/royalty income received from the rental and lease of certain of the Company's property.

      Provision for income taxes recognized for the three months ended March 31, 2002 equaled $3,396,000. No provision was reported for the three months ended March 31, 2003.

      Consolidated net loss for the three months ended March 31, 2003 was $355,000 or $(0.12) per share, compared to a net income of $4,161,000 or $1.40 per share, for the three months ended March 31, 2002.

Liquidity and Capital Resources

General

      The Company faces significant short-term and long-term cash requirements for (i) federal and state income taxes and interest which have been assessed and are now due as discussed below and in the notes to the Company's consolidated financial statements for the period ended March 31, 2003, (ii) funding obligations and remediation costs associated with sites of past operations, and
(iii) funding its professional and administrative costs.

      As discussed in detail below, the Company and the Internal Revenue Service (the "Service") have settled all of its issues before the U.S. Tax Court regarding the Company's tax liability for the years 1980 through 1991, and the federal and state income tax obligations stemming from the settlements have been assessed and are now due. The assessed tax obligation has been estimated at $4.5 million as of March 31, 2003. Although the Company's settlement of its claims against certain of its insurance carriers for recoveries of past remediation costs, discussed below, resulted in after-tax proceeds greater than the amount of the assessed tax obligations, the proceeds remaining after an immediate payment of the full amount of the tax obligation may be insufficient to satisfy the Company's other obligations and meet its operating expenses as they come due. In addition, the Company's past participation in the waste handling, treatment and disposal industries subjects the Company to future events or changes in environmental laws or regulations, which cannot be predicted at this time, which could result in material increases in remediation and closure costs, and other potential liabilities that may ultimately result in costs and liabilities in excess of its available financial resources.

     The Company continues to pursue the sale of assets held for sale and claims against non-settling excess insurers, however, no assurance can be given that the timing and amount of the proceeds from such sales and claims will be sufficient to meet the cash requirements of the Company as they come due. In addition, the Company cannot ascertain whether its remaining operations and funding sources will be adequate to satisfy its future cash requirements.

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

Statement of Cash Flow

     Cash flow used in operating activities for the three months ended March 31, 2003 increased to $1,500,000 from a source of $9,613,000 when compared to the prior year due primarily to the receipt in 2002 of $9,545,000 of proceeds from a settlement of claims against certain of the Company's excess insurance carriers. Excluding the settlement proceeds, the cash flow provided by operations for the period in 2002 was $68,000. The primary use of cash during the period in 2003 was the payment of estimated income taxes. Cash flows provided by investing activities increased this year to $1,312,000 from a use of $9,596,000, due primarily to the investment in 2002 of the aforementioned proceeds from insurance claims. The amount reported for 2003 reflects cash utilized for operations as marketable securities were sold or matured. Cash flows used in financing activities decreased to $3,000 from a use of $9,000 for the period last year, due primarily a decrease in landfill closing costs incurred at a site financed from the Company's general funds. Funds held by the Company in the form of cash and cash equivalents increased as of March 31, 2003 to $3,588,000 from $450,000.

      Working capital surplus was $1.7 million as of March 31, 2003 versus a surplus of $2.1 million as of December 31, 2002, and the ratio of current assets to current liabilities was 1.3 to 1 as of March 31, 2003 and December 31, 2002.

Taxes

      During October 2000, the Company concluded litigation, which it commenced in 1994, with the Service in Tax Court regarding the Company's tax liability for taxable years 1980-91. The Company settled all of the issues before the Tax Court and reached an agreement with the Service as to its tax liability for all taxable years through 1996. After taking into account available net operating losses and tax credits, the Company has been assessed $905,000 of federal income tax as a result of these settlements. The Company estimates that, as of March 31, 2003, approximately $60,000 of state interest and $3,565,000 of federal interest are owed. State tax authorities may assert that penalties are owed in connection with the state tax liability arising from the settlements. The Company will decide whether to challenge any such state tax penalties if and when they are asserted. The Company has paid the portion of the assessment related to 1995; which consists of $9,000 of federal taxes and $5,000 of interest During February 2003 the Company paid $66,000 of state tax with the filing of amended returns reflecting adjustments to previously reported income resulting from these settlements with the Service. The aggregate tax obligation owed as a result of the Company's settlement with the Service of the Tax Court litigation and subsequent taxable years, excluding payments toward the obligation, equals approximately $4,593,000 (plus additional interest accruing from March 31, 2003 until the obligations are settled).

      In March 2001, the Company filed an Offer in Compromise with the Service requesting a reduction of its tax obligation and permission to pay the reduced obligation in installments. This Offer was rejected by the Service, and in March 2002, the Company appealed the Service's rejection of its offer. The Company awaits the Service's response to its appeal.

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

       The Company and other responsible parties including SCA Services, Inc. ("SCA"), which is an affiliate of Waste Management, Inc. ("WMI"), have provided funding for the on-going remediation of the Kin-Buc Landfill, located in Edison, New Jersey, pursuant to an Amended Unilateral Administrative Order issued by the United States Environmental Protection Agency ("EPA") in September 1990. The Kin Buc Landfill is owned and was operated by the Company's subsidiary, Kin-Buc, Inc. ("Kin-Buc"). In November 1992, EPA issued an Administrative Order for the remediation of certain areas neighboring the Kin-Buc Landfill. The Company and each respondent to these orders is jointly and severally liable thereunder. On December 23, 1997, the Company entered into four agreements which settled lawsuits related to the allocation of costs of remediation. One of the December 23, 1997 agreements provided SCA's commitment to defend and indemnify the Company from certain future liabilities for and in connection with the remediation of the site, including an area in the vicinity of the Kin-Buc Landfill known as Mound B. However, the Company remains a responsible party under the aforementioned Administrative Orders issued by EPA, and may incur administrative and legal costs complying with such Administrative Orders.

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

      In conjunction with the 1997 settlement of the litigation related to the Kin-Buc Landfill discussed above, the Company agreed that SCA may make claim to a yet to be determined portion of the proceeds, net of certain adjustments, arising from the Company's litigation against its excess insurance carriers. The amount of such payment, not to exceed $3.5 million, is in dispute and has been submitted to arbitration for resolution.

      During November, 2001 EPA filed suit against the Company alleging that the Company is the corporate successor to Chemsol, Inc., the former operator at a Piscataway, New Jersey site owned by Tang Realty, Inc. ("Tang"), and had continued its operations at the site. Tang is a corporation controlled by Marvin H. Mahan, a former director and officer, and former principal shareholder of the Company. Chemsol, Inc. was also affiliated with Mr. Mahan. EPA is seeking reimbursement of $2.9 million of unallocated remediation costs associated with the site. The Company is contesting the allegations regarding successorship and the extent of operations it may have conducted at the site. No further action has been taken regarding this matter pending the outcome of settlement discussions.

      During September 2002, EPA issued a notice of potential liability and of consent decree negotiations to potentially responsible parties regarding a site located in Carlstadt, New Jersey. The site has been undergoing remediation and EPA now seeks contribution toward the remediation of an area designated Operable Unit 2. EPA seeks contribution toward estimated remediation costs of this phase of $7.5 million and $2.0 million of past oversight and administrative costs. The Company ceased operation of a solvents recovery facility at the site in 1970. This matter is currently under review by the Company and its advisors. See the section entitled "Insurance Claims for Past Remediation Costs" below for a discussion of certain claims related to the site.

Insurance Claims for Past Remediation Costs

      In 1995, the Company commenced suit (the "Lloyds Suit") against its excess insurers who provided coverage during the period of 1965 through 1986 to obtain a recovery of past remediation costs and indemnification for future costs incurred in connection with the remediation of various sites located in New Jersey, and for the defense of litigation related thereto. The defendant insurers, include various Underwriters at Lloyds, London, and London Market Insurance Companies, First State Insurance Company and International Insurance Company. The Company had assigned its claims for remediation costs incurred at a site of past operations located in Carlstadt, New Jersey to certain third-parties (the "AT&T Group") in conjunction with the 1995 settlement of certain litigation regarding the remediation costs for such site. Certain of the AT&T Group members in-turn assigned their rights to the claims to other AT&T Group members (the "Cooperating PRPs"). During October, 2001 the Company, the Cooperating PRP Group and certain Underwriters at Lloyds, London, and certain London Market Insurance Companies (the "London Market Insurers") entered into an agreement to settle the claims against them (the "Settlement Agreement"). The Settlement Agreement is intended to be, a full and final settlement that releases and terminates all rights, obligations and liabilities of London Market Insurers, the Company and the Cooperating PRP Group with respect to the subject insurance policies. The Settlement Agreement was consummated in February 2002 when the condition that payments by settling insurers into an escrow account must represent at least 84.75% of the negotiated value assigned to the claims was satisfied. The Company's share of the Settlement Agreement proceeds and interest earned during the collection of the proceeds was approximately $13,013,000 of which $9,513,000 is reported in the other income section of the Company's Consolidated Statement of Operation for the period ended March 31, 2002, net of related costs, and $3,500,000 that is held in escrow pending the outcome of arbitration with SCA Services, Inc. discussed below. The Company intends to pursue its claims against the non-settling defendants. Some of the non-settling London and London Market insurance companies are insolvent, however the estates of some of these insolvent companies have sufficient assets to make a partial contribution toward claims filed by the Company. The Cooperating PRP Group shall receive the first $250,000 that is collected from the non-settling excess insurers, net of attorney fees and expenses, and the Company shall retain the balance of amounts recovered, if any. Proceeds from the Settlement Agreement will be subject to federal and state income taxes.

     The Company also agreed that a yet to be determined portion of its proceeds from the Lloyds Suit, net of certain adjustments, may be due to SCA Services, Inc. in conjunction with the 1997 settlement of the litigation related to the Kin-Buc Landfill, as discussed above, and to legal counsel representing the Company in the Lloyds Suit. In accordance with the terms of the 1997 settlement, $3.5 million of the Company's share of the Lloyds Suit settlement is held in escrow until the amount of such obligation to SCA, if any, is determined. The Company and counsel representing the Company in the Lloyds Suit and certain other matters entered into an engagement agreement that contains as compensation both fixed and contingent fees. The amount of fees due is dependent in-part upon the outcome of the matters. During 2002, the Company accrued approximately $837,000 for such fees which are payable at the conclusion of the litigation on which counsel represents the Company.

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

Assets Held for Sale

     Assets held for sale consist primarily of real estate which is carried at a cost of $1,312,000 as of March 31, 2003 and December 31, 2002. The real estate included in this category consists of approximately 430 acres of predominately vacant property located in Deptford, N.J. (including approximately 100 acres upon which the landfill owned and operated by the Company's subsidiary Kinsley's Landfill, Inc. ("Kinsley's") is situated). The Company had attempted to maximize the consideration received for the property through the sale or lease of portions of the Deptford Property as a recycling center/construction and demolition waste depository. However, discussions with local officials lead the Company to conclude that such plans are unlikely to be accomplished in the foreseeable future. The Company is now pursuing the disposition of the property through the sale of individual parcels and/or groups of parcels. However, based upon market conditions for real estate of this type the Company is unable to determine when sale(s) of the parcels will ultimately be consummated and proceeds received. During May, 2001 the Company entered into a contract to sell approximately 55 acres adjoining Kinsley's landfill for $2.5 million, assuming all 55 acres could be utilized for development. During March 2002, the buyer notified the Company that its due diligence indicated that only between 45 and 48 acres may be developed and certain work on the property may be required, and, as a result, sought adjustments to the purchase contract. An amendment to the contract was executed during December 2002 which provided the sale of 60 acres (45 acres usable land and 15 acres of wetlands) for $2.1 million. The Company will not be required to make requested improvements to the property. The sale is contingent upon, among other conditions, the buyer obtaining approval of its plans for the property from applicable local and state agencies; a process that may require two or more years to accomplish.

Escrowed Proceeds from Sale of Subsidiary

      A portion of the net cash proceeds from the 1996 sale of a subsidiary was placed in an interest bearing escrow account to secure the Company's indemnification obligations to the purchaser under the purchase agreement. The escrow will terminate upon the earlier to occur of (i) the release of all funds from escrow in accordance with the terms thereof or (ii) the later to occur of
(x) the expiration of the applicable statute of limitations for the assessment of federal income taxes for all taxable years with respect to which the subsidiary was a member of the Company's consolidated tax group and (y) the satisfaction by the Company of all assessments or other claims by the Internal Revenue Service for taxes of the consolidated tax group during such years. No indemnification claims have been asserted. During December 2000, the purchaser agreed to release $841,000 from the escrowed funds to the Company when it became evident that the income tax liability for the years covered by the escrow were less than $100,000. The escrowed funds with accrued interest income equal $123,000 as of March 31, 2003.

      THE COMPANY CAN NOT ASSURE THAT THE TIMING AND AMOUNT OF THE NET PROCEEDS FROM THE SALE OF SUCH ASSETS HELD FOR SALE, THE PROCEEDS FROM THE SETTLEMENT OF THE REMAINING INSURANCE CLAIMS AND THE ESCROWED PROCEEDS FROM THE SALE OF A SUBSIDIARY WILL BE SUFFICIENT TO MEET THE CASH REQUIREMENTS OF THE COMPANY DISCUSSED ABOVE.

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

Item 3.  CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures. Based upon their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                   PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

      As previously disclosed, the Company has been named as a defendant in litigation related to sites of past operations, specifically the Kin-Buc Landfill, a Piscataway, New Jersey site owned by Tang Realty, Inc., and a site located in Carlstadt, New Jersey.

      No material developments have occurred with respect to such litigation, or the other pending legal proceedings involving the Company, subsequent to that reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. Reference is made thereto for a description of such litigation, and to the discussion contained in Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of this Form 10QSB.

Item 2.  Changes in Securities

          None

Item 3.  Defaults Upon Senior Securities

          None

Item 4.  Submission of Matters to a Vote of Security Holders

          None

Item 5.  Other Information

          None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a) Exhibits

     Exhibit 11   - Computation of Earnings (Loss) Per Common Share

     Exhibit 99(a) - Certification  Pursuant  to  18  U.S.C.  Section  1350,  as
                     Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

     Exhibit 99(b) - Certification Pursuant to 18 U.S.C. Section 1350,as Adopted
                     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

 b) Reports on Form 8-K

      The Company filed a current report on Form 8-K dated February 21, 2003 to announce the sale of the Company's Common Stock from the Company's Retirement Savings and Profit Sharing Plan.

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  May 15, 2003          By:  /s/ Robert V. Silva
                                  Robert V. Silva, President
                                  and Chief Executive Officer
                                 (Principal Executive Officer)

                                              and


Date:  May 15, 2003          By:  /s/ Andrew J. Mayer, Jr.
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary
                                 (Principal Financial and
                                  Accounting Officer)







                         CERTIFICATIONS

I, Robert V. Silva, certify that:

1. I have reviewed this quarterly report on Form lO-QSB of Transtech Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-14 and l5d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Robert V. Silva

Robert V. Silva

President and Chief Executive Officer
and Director
(Principal Executive Officer)

                         CERTIFICATIONS

I, Andrew J. Mayer, Jr., certify that:

1. I have reviewed this quarterly report on Form 1O-QSB of Transtech Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-14 and l5d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Andrew J. Mayer, Jr.

Andrew J. Mayer, Jr.

Vice President-Finance, Chief
Financial Officer, Secretary and
Director
(Principal Financial and Accounting Officer)





                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                          EXHIBIT INDEX

EXHIBIT                                                      PAGE
  NO.                                                         NO.


 11      Computation of Earnings (Loss) Per Common Share        38



 99(a)   Certification Pursuant to 18 U.S.C. Section 1350,
         as Adopted Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002 by Chief Executive
         Officer                                              39

 99(b)   Certification Pursuant to 18 U.S.C. Section 1350,
         as Adopted Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002 by Chief Financial
         Officer                                              40