Form 10QSB
period 2003-09-30
TRANSTECH INDUSTRIES INC
filed 2003-11-14
CIK 87799

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           ___________

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2003

                              or

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,979,190 shares of common stock, $.50 par value, outstanding as of September 30, 2003. In addition, at such date, the issuer held 1,885,750 shares of common stock, $.50 par value, in treasury.

Transitional Small Business Disclosure Format
(Check One): Yes     No  X
                                               Page 1 of 44 pages
                                         Exhibit index on page 37

                           TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED September 30, 2003

                            I N D E X

                                                          Page(s)
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

      Consolidated Balance Sheets as of September
        30, 2003 and December 31, 2002                      3 - 4

      Consolidated Statements of Operations for the             5
        Nine Months Ended September 30, 2003 and 2002

      Consolidated Statements of Operations for the
        Three Months Ended September 30, 2003 and 2002          6

      Consolidated Statements of Cash Flows for the
        Nine Months Ended September 30, 2003 and 2002       7 - 8

      Notes to Consolidated Financial Statements           9 - 15

Item 2. Management's Discussion and Analysis
        or Plan of Operation                              16 - 32

Item 3. Controls and Procedures                                33

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                      34

Item 2. Changes in Securities                                  34

Item 3. Defaults Upon Senior Securities                        34

Item 4. Submission of Matters to a Vote of
        Security Holders                                       34

Item 5. Other Information                                      34

Item 6. Exhibits and Reports on Form 8-K                       35

SIGNATURES AND CERTIFICATIONS                                  36

EXHIBIT INDEX                                                  37

EXHIBITS                                                  38 - 44

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)

                             ASSETS

                                       September     December 31,
                                          30,
                                          2003          2002
                                      (Unaudited)   ____________
CURRENT ASSETS
  Cash and cash equivalents           $  5,011         $ 3,779
  Marketable securities                    964           4,761
  Accounts receivable - trade (net of      327             487
allowance for doubtful accounts of
$52 and $2, respectively
  Deferred tax asset                        44              44
  Recoverable closure costs from escrow    230             208
fund
  Escrowed proceeds from sale of           123             122
subsidiary
  Prepaid expenses and other               103              63

      Total current assets               6,802           9,464

PROPERTY, PLANT AND EQUIPMENT
  Machinery and equipment                3,143           3,064
  Less accumulated depreciation         (2,873)         (2,850)
      Net property, plant and equipment    270             214

OTHER ASSETS
  Assets held for sale                   1,312           1,312
  Other                                    260             260

      Total other assets                 1,572           1,572

TOTAL ASSETS                           $ 8,644         $11,250






         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

               CONSOLIDATED BALANCE SHEETS, Cont'd
                           (In $000's)

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                       September 30, December 31,
                                          2003          2002
                                      (Unaudited)    ___________
CURRENT LIABILITIES
  Current portion of long-term debt    $     15       $     6
  Accounts payable                          299           366
  Accrued income taxes and related
    interest                              4,040         5,874
  Accrued salaries and wages                 21           189
  Deferred income taxes                       5            13
  Accrued miscellaneous expenses          1,102           910

        Total current liabilities         5,482         7,358

OTHER LIABILITIES
  Long-term debt                             57            26
  Accrued remediation and closure costs   2,079         2,091

        Total other liabilities           2,136         2,117

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.50 par value,           2,432         2,432
10,000,000 shares authorized:
4,864,940 shares issued
  Additional paid-in capital              1,450         1,450
  Retained earnings                       8,148         8,881
  Accumulated other comprehensive income
(loss)                                       10            26

        Subtotal                         12,040        12,789
  Treasury stock, at cost - 1,885,750   (11,014)      (11,014)
shares

        Total stockholders' equity
(deficit)                                 1,026         1,775

TOTAL LIABILITIES AND STOCKHOLDERS'     $ 8,644       $11,250
EQUITY (DEFICIT)

       See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)

                                           For the Nine Months Ended
                                                 September 30,
                                              2003        2002
NET OPERATING REVENUES                     $   248      $  607

COST OF OPERATIONS
  Direct operating costs                       110         186
  Selling, general and administrative
    expenses                                 1,184       2,061
    Total cost of operations                 1,294       2,247

INCOME (LOSS) FROM OPERATIONS               (1,046)     (1,640)

OTHER INCOME (EXPENSE)
  Investment income (loss)                     100        128
  Interest expense                              (4)        (1)
  Interest (expense) credit related to income
taxes payable                                 (235)      (249)
  Net proceeds from insurance claims            -       8,626
  Gain (loss) from sale of securities           (5)         -
  Gain (loss) from sale of property,
    plant or equipment                          24         -
  Miscellaneous income (expense)                55         64
    Total other income (expense)               (65)     8,568

INCOME (LOSS) BEFORE INCOME TAXES (CREDIT)  (1,111)     6,928

  Income taxes (credit)                       (378)     3,151

NET INCOME (LOSS)                          $  (733)     $3,777

INCOME (LOSS) PER COMMON SHARE:

NET INCOME (LOSS)                            $(.25)      $1.27

NUMBER OF SHARES USED IN CALCULATION     2,979,190   2,979,190


         See Notes to Consolidated Financial Statements

                           TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)

                                          For the Three Months Ended
                                                 September 30,
                                              2003        2002
NET OPERATING REVENUES                      $   51     $  237

COST OF OPERATIONS
  Direct operating costs                        15         90
  Selling, general and administrative
    expenses                                   361        455
    Total cost of operations                   376        545

INCOME (LOSS) FROM OPERATIONS                 (325)      (308)

OTHER INCOME (EXPENSE)
  Investment income (loss)                      22         61
  Interest expense                              (2)        (1)
  Interest (expense) credit related to income
taxes payable                                  (81)       (85)
  Net proceeds from insurance claims            -          18
  Gain (loss) from sale of securities           (4)         -
  Gain (loss) from sale of property,
     plant or equipment                         24          -
  Miscellaneous income (expense)                13         19
    Total other income (expense)               (28)        12

INCOME (LOSS) BEFORE INCOME TAXES (CREDIT)    (353)      (296)

  Income taxes (credit)                       (378)      (111)

NET INCOME (LOSS)                           $   25     $ (185)

INCOME (LOSS) PER COMMON SHARE:

NET INCOME (LOSS)                           $  .01      $ (.06)

NUMBER OF SHARES USED IN CALCULATION     2,979,190   2,979,190



         See Notes to Consolidated Financial Statements

                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

                PART I - FINANCIAL INFORMATION, Cont'd

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In $000's)
                              (Unaudited)

                                           For the Nine Months Ended
                                                   September 30,
                                               2003       2002
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers             $    358   $   548
    Cash paid to suppliers and employees       (1,323)   (1,478)
    Interest and dividends received               100       129
    Interest paid                                  (4)       (1)
    Other income received                          54        64
    Income taxes paid                          (1,689)     (310)
    Proceeds from insurance claims                 -      9,563
    Proceeds from escrow deposit                   -        100
  Net cash provided by (used in)
    operating activities                       (2,504)    8,615

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale and maturity of marketable
securities                                      4,351     9,596
    Purchase of marketable securities            (583)  (14,255)
    Purchase of property, plant and equipment
                                                  (87)     (129)
    Proceeds from sale of property,
      plant and equipment                          24        -
    Long term deposit                              -        (13)
      Net cash provided by (used in)
        investing activities                    3,705    (4,801)

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt           (6)       (3)
    Proceeds from equipment financing              46        34
    Payment of remediation and closure costs       (9)      (17)
      Net cash provided by (used in) financing
activities                                         31        14

  NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                            1,232     3,828
  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE YEAR                                 3,779       442
  CASH AND CASH EQUIVALENTS AT END OF
    THE QUARTER                               $ 5,011   $ 4,270

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                           (In $000's)
                           (Unaudited)

                                           For the Nine Months Ended
                                                  September 30,
                                              2003        2002
RECONCILIATION OF NET INCOME (LOSS) TO NET
CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES:
NET INCOME (LOSS)                           $ (733)    $ 3,777

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
    Depreciation and amortization               31          15
    Provision for losses on accounts
receivable                                      50         700
    Proceeds from escrow deposit                 -         100
    (Gain) loss from sale of securities          5         -
    (Gain) loss from sale of property,
       plant and equipment                     (24)         -
    Increase (decrease) in deferred taxes        -       1,312
    (Increase) decrease in assets:
      Accounts and notes receivable, -net      111         (58)
      Prepaid expenses and other               (41)        (13)
      Escrowed proceeds from sale of subsidiary (1)         (1)
    Increase (decrease) in liabilities:
      Accounts payable and accrued             (69)      1,005
expenses
      Accrued income taxes and related
interest                                    (1,833)      1,778

NET CASH PROVIDED BY (USED IN) OPERATING   $(2,504)    $ 8,615
ACTIVITIES









         See Notes to Consolidated Financial Statements


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 2003
                           (Unaudited)

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

NOTE 2 - GOING CONCERN UNCERTAINTY

          The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant operating losses in each of the prior five years and it is anticipated that such operating losses will continue as general and administrative expenses are expected to exceed the Company's available earnings from its remaining operating businesses in the near-term. The Company has accrued $4.7 million for taxes and interest relating to the settlement of issues raised by the Internal Revenue Service resulting from audits of the Company's consolidated Federal income tax returns for the years 1980 through 1991. This tax liability is now due (See Note 8). The Company has been aggressively pursuing numerous alternatives to raise funds, including: (i) continuing legal claims against non-settling insurance carriers for recovery of past remediation costs, (ii) the collection of amounts due the Company, and
(iii) the disposition of all of its non-operating assets held for sale (See Note
7). Toward this end the Company successfully completed a settlement of its claims against certain excess insurance carriers in 1999, 2000 and 2001, and the sale of certain operations and certain property held for sale during the period of 1995 through 1998. However, the Company is currently unable to determine whether the timing and the amount of cash generated from these continuing efforts will be sufficient to discharge the Company's tax liability, contingent obligations and its continuing operating liabilities as they come due. The consolidated financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

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

      At September 30, 2003, the Company's marketable securities consisted of bond mutual funds classified as available-for-sale and are carried at their fair value of $964,000, with a cost of $949,000, and gross unrealized gains of $15,000. For the nine months ended September 30, 2003, the decrease in net unrealized gains included in stockholders' equity was $16,000. In addition, for the nine months ended September 30, 2003, proceeds from the maturity and sale of available-for-sale securities were $4,351,000. During the nine months ended September 30, 2003, the Company realized gross gains of $3,000 and gross losses of $8,000 from the sale of marketable securities. No gains or losses were realized for the nine months ended September 30, 2002.

NOTE 4 - TRADE RECEIVABLE

      Accounts receivable-trade as of September 30, 2003 and December 31, 2002 includes $306,000 and $462,000, respectively, related to a project at the Southern Ocean Landfill ("SOLF") in New Jersey. On May 15, 2000 the Company's capping plan for SOLF was approved by the New Jersey Department of Environmental Protection ("NJDEP") (the "Capping Plan"). The Capping Plan called for the use of recycled materials where possible in the implementation of the plan. Tipping fees generated from the deposit of the recycled materials were paid into an escrow fund from which the Capping Plan costs are paid. The Company initially agreed to seek payment for its services and reimbursement for its costs solely from such escrowed funds. One recycled material accounted for 65% of the initial projected volume of all recycled materials to be deposited at the site. The availability of this recycled material declined dramatically since the project was first proposed, and the Company had a limited ability to substitute materials under the Capping Plan. As a result, the project fell behind schedule and incurred a disproportionate level of operating expenses relative to tipping fees generated. The Capping Plan was subsequently modified to (a) eliminate the capping of the adjoining area and access road, (b) allow additional time in which to complete the project, (c) allow additional materials to be incorporated into the Capping Plan in order to provide funding of the additional estimated project costs, and (d) have the county and state fund certain aspects of the closure. The combined bank balance of the accounts containing the escrowed tipping fees and state funds approximated $819,000 and $1,582,000 as of September 30, 2003 and December 31, 2002, respectively. The Company sought an amendment to the Capping Plan that would permit the acceptance of recycled materials into an adjacent area beyond December 30, 2002 in order to provide additional funds to the project. The Company was unsuccessful in obtaining approval of NJDEP and regional authorities of such an amendment. Therefore, given the escrowed and state funds remaining, projected costs, and the inability to generate funds from the acceptance of additional material, during the year ended December 31, 2002 the Company recorded a bad debt expense of $700,000 in recognition of the write-off of amounts previously billed in excess of that expected to be collected for work on the SOLF project. During the quarter ended September 30, 2003, the Company recorded bad debt expense of $50,000 for additional reserves established against receivables due from the project.

NOTE 5 - ESCROWED PROCEEDS FROM INSURANCE CLAIM SETTLEMENT

      In conjunction with the 1997 settlement of the litigation related to the Kin-Buc Landfill, the Company agreed that SCA Services, Inc., an affiliate of Waste Management, Inc., may make claim to a yet to be determined portion of the settlement proceeds, net of certain adjustments, from the Company's litigation against its excess insurance carriers. In accordance with the terms of the 1997 settlement, $3.5 million of the Company's settlement proceeds paid in 2002 were placed into escrow until the amount of such claim is determined. The Company will recognize income equal to the amount of the escrow remaining after payment of the amount due SCA Services, Inc., if any, in the period such funds are released from escrow. For further discussion of the SCA Services, Inc. matter, and the litigation of claims against excess insurance carriers, see Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of this Form 10-QSB.

NOTE 6 - ESCROWED PROCEEDS FROM SALE OF SUBSIDIARY

      On March 1, 1996, the Company's wholly-owned subsidiary, THV Acquisition Corp. ("THV"), sold all of the issued and outstanding stock of Hunt Valve Company, Inc. ("Hunt") to ValveCo, Inc. A portion of the net cash proceeds of the sale was placed in an interest bearing escrow account to secure the
Company's indemnification obligations to the purchaser under the purchase agreement. The escrow will terminate upon the earlier to occur of (i) the release of all funds from escrow in accordance with the terms thereof or (ii) the later to occur of (x) the expiration of the applicable statute of limitations for the assessment of federal income taxes for all taxable years with respect to which Hunt was a member of the Company's consolidated tax group and (y) the satisfaction by the Company of all assessments or other claims by the Internal Revenue Service (the "Service") for taxes of the consolidated tax group during such years. No indemnification claims have been asserted. The escrowed funds with accrued interest income equal $123,000 and $122,000 as of September 30, 2003 and December 31, 2002, respectively, and are classified as current in the accompanying balance sheet since it is anticipated that the funds will be released within twelve months.

NOTE 7 - ASSETS HELD FOR SALE

     Assets held for sale consist primarily of real estate which is carried at a cost of $1,312,000 as of September 30, 2003 and December 31, 2002. The real estate included in this category consists of approximately 430 acres located in Deptford, N.J. (including approximately 100 acres upon which the landfill, owned and operated by the Company's subsidiary Kinsley's Landfill, Inc. is situated). The Company is actively pursuing the disposition of such property. However, based upon market conditions for real estate of this type the Company is unable to determine when such sale(s) will ultimately be consummated. See "Assets Held for Sale" contained in Part 1, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of this Form 10-QSB regarding property under contract for sale.

NOTE 8 - INCOME TAXES

     The provision (credit) for income taxes for the nine months ended September 30 consists of the following (in 000's):
                                              2003
                                                      2002
     Provision for operations
       Currently payable (refundable):
         Federal                            $(378)
                                                      $1,320
         State                                  -
                                                      519
                                             (378)
                                                      1,839
       Deferred:
         Federal                                -          903
         State                                  -
                                                      409
                                                -
                                                      1,312
       Total income tax provision (credit)  $(378)
                                                      $3,151

      Accrued income taxes includes $4,659,000 for federal income taxes, plus federal and state interest, with respect to the Company's tax liability for the years 1980 through 1991.

      During October 2000, the Company concluded litigation, which it commenced in 1994, with the Service in Tax Court over the Company's tax liability for taxable years 1980-88 and certain issues from taxable years 1989-91. The Company settled all of the issues before the Tax Court and reached agreement with the Service on its income tax liability for all of the subsequent taxable years through 1996. As of September 30, 2003, the Company owes $895,000 of federal income tax after taking into account available net operating losses and tax credits. In addition, the Company estimates that, as of September 30, 2003, approximately $48,000 of state interest and $3,716,000 of federal interest are owed. State tax authorities may assert that penalties are owed in connection with the state tax liability arising from these settlements. The Company will decide whether to challenge any such state tax penalties if and when they are asserted. The Company previously paid $14,000 toward the portion of the federal obligation related to 1995 ($9,000 for taxes and $5,000 for interest)and $110,000 toward the obligations for state taxes. During 2003 the Company paid $79,000 of state tax with the filing of amended returns reflecting adjustments to previously reported income resulting from these settlements with the Service.

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

      As of September 30, 2003, the Company has accruals totaling $11.1 million for its estimated share of remediation and closure costs in regard to the Company's former landfill operations, approximately $9.0 million of which is held in trusts and maintained by trustees for financing of the estimated $11.0 million required to fund the closure plan related to the landfill in Deptford, New Jersey owned by the Company's subsidiary, Kinsley's Landfill, Inc.

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

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations

      The nine months ended September 30, 2003 compared to the nine months ended September 30, 2002

      Consolidated revenues by business segment for the nine months ended September 30, 2003 and 2002 were as follows (in $000):

                                 2003        2002
     Environmental Services      $743      $1,014
     Electricity Generation       178          25
       Subtotal                   921       1,039
     Intercompany               (673)       (432)
       Net                       $248      $  607

     Consolidated net revenues for the nine months ended September 30, 2003 were $248,000 compared to $607,000 reported for the same period of 2002.

      The environmental services segment provides construction, remedial and maintenance services at landfills, commercial and industrial sites, and manages methane gas recovery operations. The environmental services segment reported $743,000 of gross operating revenues (prior to elimination of intercompany sales) for the nine months ended September 30, 2003 compared to $1,014,000 for the period in 2002; a decrease of $271,000 or 27%. Approximately $673,000 or 91% of the environmental services segment's revenues for the period, compared to $432,000 or 44% for last year, were for services provided to other members of the consolidated group and therefore eliminated in consolidation. Third party sales were $70,000 for the period in 2003, compared to $582,000 for the period in 2002. Substantially all the third party sales during 2003 and 2002 were to three and one customer(s), respectively.

     The reduction in environmental services third party sales for the period in 2003 is attributable to the substantial completion of work at the Southern Ocean Landfill ("SOLF"), located in Ocean County, New Jersey. On May 15, 2000 the Company's capping plan for SOLF was approved by the New Jersey Department of Environmental Protection ("NJDEP") (the "Capping Plan"). The Capping Plan was
limited to the grading and capping of the 12 acre lined portion of SOLF and grading and capping of a portion of the adjoining 44 acre unlined landfill area. The Capping Plan called for the use of recycled materials where possible in the implementation of the plan. Tipping fees generated from the deposit of the recycled materials were paid into an escrow fund from which the Capping Plan costs are paid. The Company performed certain of the above construction activities, sub-contracted other activities and performed all managerial functions required under the Capping Plan, as well as acted as SOLF's agent to solicit the recycled materials. The Company had initially agreed to seek payment for its services and reimbursement for its costs solely from the escrowed funds generated from the delivery of recycled materials. One recycled material accounted for 65% of the initial projected volume of all recycled materials to be deposited at the site. The availability of this recycled material declined dramatically since the project was first proposed during 1998, and the Company had a limited ability to substitute materials under the Capping Plan. As a result, the project fell behind schedule and incurred a disproportionate level of operating expenses relative to tipping fees generated. The Capping Plan was subsequently modified to (a) eliminate the capping of the adjoining area and access road, (b) allow additional time in which to complete the project, (c) allow additional materials to be incorporated into the plan in order to provide funding of a portion of the additional estimated project costs, and (d) provide funding of certain aspects of the closure by the county and state. Deposits of revenue producing recycled materials at the site ended during September 2002. The Company sought an amendment to the Capping Plan that would permit the acceptance of recycled materials into an adjacent area beyond December 30, 2002 in order to provide additional funds to the project through the tipping fees charged for the deposit of such materials. The Company was unsuccessful in obtaining the approval of NJDEP and regional authorities of such an amendment. Therefore, given the projected escrowed funds remaining, projected costs, and the inability to generate funds from the acceptance of additional material, the Company recognized a bad debt expense totaling $700,000 during the year ended December 31, 2002 in recognition of the write-off amounts previously billed in excess of that expected to be collected for work on the SOLF project. Work was substantially completed during September 2003. During the quarter ended September 30, 2003, the Company recorded bad debt expense of $50,000 for additional reserves established against receivables due from the project. The Company recognized revenue of $19,000 and $582,000 related to this site during the nine months ended September 30, 2003 and 2002, respectively, and the accounts receivable - trade related to SOLF as of September 30, 2003 and December 31, 2002, was $306,000 and $462,000, respectively.

      The Company's environmental services segment continues to perform closure activities on sites previously operated by the Company's subsidiaries. Work performed on a landfill owned by the Company, the Kinsley's Landfill, is submitted for reimbursement to an escrow account established to finance the closure activities at the site. The Company billed such escrow account approximately $665,000 and $414,000 for services performed during the nine months ended September 30, 2003 and 2002, respectively.

      Revenues from the segment which generates electricity using methane gas as fuel were approximately $178,000 and $25,000 for the nine months ended September 30, 2003 and 2002, respectively. Overhauls and repairs to two diesel/generating units and certain ancillary equipment began in May 2002 in preparation for the Company's operation of the facility or its ultimate sale. Such repairs were previously postponed pending the outcome of negotiations of offers to purchase the electricity generating operations. The Company temporarily curtailed the facility's operations during June 1999 and operated one unit sporadically since June 2000. The electricity generating facility consists of four diesel/generating units each capable of generating approximately 11,000 kWh/day at 85% capacity. Electricity generated is sold pursuant to a long-term contract with a local utility. The contract has three years remaining. Revenues are a function of the number of kilowatt hours sold, the rate received per kilowatt hour and capacity payments. The Company sold 4.0 million kWh and 739,000 kWh during the nine months ended September 30, 2003 and 2002, respectively. Methane gas is a component of the landfill gas generated by a landfill site owned by the Company and located in Deptford, New Jersey. Engineering studies indicate sufficient quantities of gas at the landfill to continue the operation of the facility for approximately nine years. Elements of the landfill gas are more corrosive to the equipment than traditional fuels, resulting in more hours dedicated to repair and maintenance than with equipment utilizing traditional fuels.

     Consolidated direct operating costs for the nine months ended September 30, 2003 were $110,000, a decrease of $76,000 or 41% when compared to $186,000 reported for 2002. This net decrease in direct operating costs is primarily due to the decrease in the environmental services segment activity versus an increase in personnel costs and the cost of the maintenance and operation of the electricity generating units and related equipment.

      Consolidated selling, general and administrative expenses for the nine months ended September 30, 2003 were $1,184,000, a decrease of $877,000 or 43% from $2,061,000 reported for the same period in 2002. The selling, general and administrative expenses reported for 2003 and 2002 include a charge of $50,000 and $700,000, respectively, for the increase in the allowance for doubtful accounts and write-off of receivables discussed above. The expenses reported for 2002 also include an approximate $250,000 increase in accrued professional fees and administrative costs for the research and defense of environmental claims regarding various sites. Excluding the two charges, selling, general and administrative expenses for the period in 2002 equaled $1,111,000. Significant professional fees and administrative costs continue to be incurred in support of the Company's ongoing litigation, business development and asset divestiture efforts (see "Liquidity and Capital Resources - Liquidity").

      The Company's consolidated operating loss for the nine months ended September 30, 2003 was $1,046,000 versus $1,640,000 for the same period in 2002, a decrease of $594,000.

      Consolidated investment income was $100,000 for the nine months ended September 30, 2003, a decrease of $28,000 from $128,000 reported for the comparable period in 2002. The decrease is primarily due to the reduction in funds available for investment.

      Consolidated interest expense was $4,000 for the nine months ended September 30, 2003. Interest expense was $1,000 for the period in the prior year.

      Interest reported as "Interest (expense) credit related to income taxes payable" represents the increase or decrease in the amount of interest accrued on estimated income taxes payable as a result of the Company's tax litigation referred to below. Interest expense of $235,000 and $249,000 was reported for the nine months ended September 30, 2003 and 2002, respectively.

      Net proceeds from insurance claims of $8,626,000 reported for the nine months ended September 30, 2002 represents the proceeds received from the Company's October 2001 settlement of litigation against certain of its excess insurance carriers, less related legal fees and a charge for a $100,000 payment due pursuant to a 1998 settlement agreement. See "Liquidity and Capital Resources - Insurance Claims for Past Remediation Costs" for further discussion of these issues.

      Loss from the sale of marketable securities was $5,000 for the nine months
ended  September  30,  2003.   No gain or loss was realized  from  the  sale  of
marketable securities for the period in the prior year.

     Gain from the sale of property, plant and equipment reported for the period in 2003 of $24,000 includes $21,000 of non-refundable installments on the real property under contract for sale discussed below.

      Consolidated miscellaneous income for the nine months ended September 30, 2003 and 2002 was $55,000 and $64,000, respectively. Miscellaneous income for the period in 2003 and 2002 consists primarily of net rental/royalty income received from the rental and lease of certain of the Company's real property.

      Provision for income taxes recognized for the nine months ended September 30, 2003 was a credit of $378,000. Provision for income taxes recognized for the nine months ended September 30, 2002 equaled $3,151,000.

      Consolidated net loss for the nine months ended September 30, 2003 was $733,000 or $(.25) per share, compared to a net income of $3,777,000 or $1.27 per share, for the nine months ended September 30, 2002.

The three months ended September 30, 2003 compared to the three months ended September 30, 2002

      Consolidated revenues by business segment for the three months ended September 30, 2003 and 2002 were as follows (in $000):

                                 2003        2002
     Environmental Services      $213        $359
     Electricity Generation        49          25
       Subtotal                   262         384
     Intercompany               (211)       (147)
       Net                       $ 51        $237

      Consolidated net revenues for the three months ended September 30, 2003 were $51,000 compared to $237,000 reported for the same period of 2002.

     The environmental services segment reported gross operating revenues (prior to elimination of intercompany sales) of $213,000 for the three months ended September 30, 2003 compared to $359,000 for the period in 2002; a decrease of $49,000 or 14%. Approximately $211,000 or 99% of the environmental services segment's revenues for the period, compared to $147,000 or 41% for last year, were for services provided to other members of the consolidated group and therefore eliminated in consolidation. Third party sales were $2,000 for the period in 2003, compared to $212,000 for the period in 2002. Substantially all the third party sales during 2003 and 2002 were to three and one customer(s), respectively. The third party revenue for the quarter during 2002 primarily relates to the Company's activities at the Southern Ocean Landfill.

      The Company's billings for services performed on a landfill owned by the Company, the Kinsley's Landfill, and submitted for reimbursement to an escrow account were approximately $205,000 and $146,000 for the three months ended September 30, 2003 and 2002, respectively.

      Revenues from the segment which generates electricity using methane gas as fuel were approximately $49,000 and $25,000 for the three months ended September 30, 2003 and 2002, respectively. The Company sold 1.1 million kWh and 739,000 kWh during the three months ended September 30, 2003 and 2002, respectively.

      Consolidated direct operating costs for the three months ended September 30, 2003 were $15,000, a decrease of $75,000 or 83% when compared to $90,000 reported for 2002. This net decrease in direct operating costs is primarily due to the reduced activity of the environmental services segment.

      Consolidated selling, general and administrative expenses for the three months ended September 30, 2003 were $361,000, a decrease of $94,000 from $455,000 reported for the same period in 2002. The expenses reported for the period in 2003 includes a $50,000 charge for the increase in the allowance for doubtful accounts discussed above. The decrease in expenses for the period in 2003 reflect a decrease in professional fees and administrative costs for the research and defense of litigation and environmental claims.

      The Company's consolidated operating loss for the three months ended September 30, 2003 was $325,000 versus $308,000 for the same period in 2002, an increase of $17,000.

      Consolidated investment income was $22,000 for the three months ended September 30, 2003, a decrease of $39,000 from $61,000 reported for the comparable period in 2002.

      Consolidated interest expense was $2,000 and $1,000 for the three months ended September 30, 2003 and 2002, respectively.

      Interest reported as "Interest (expense) credit related to income taxes payable" of $81,000 and $85,000 was reported for the three months ended September 30, 2003 and 2002, respectively.

     Gain from the sale of property, plant and equipment reported for the period in 2003 of $24,000 includes $21,000 of non-refundable installments on the real property under contract for sale discussed below.

      Consolidated miscellaneous income for the three months ended September 30, 2003 and 2002 was $13,000 and $19,000, respectively. Miscellaneous income for the period in 2003 and 2002 consists primarily of net rental/royalty income received from the rental and lease of certain of the Company's property.

      Provision for income taxes recognized for the three months ended September 30, 2003 and 2002 were credits of $378,000 and $111,000, respectively.

      Consolidated net income for the three months ended September 30, 2003 was $25,000 or $.01 per share, compared to a net loss of $185,000 or $(.06) per share, for the three months ended June 30, 2002.

Liquidity and Capital Resources

General

      The Company faces significant short-term and long-term cash requirements for (i) federal and state income taxes and interest which have been assessed and are now due as discussed below and in the notes to the Company's consolidated financial statements for the period ended September 30, 2003, (ii) funding obligations and remediation costs associated with sites of past operations, and
(iii) funding its professional and administrative costs.

      As discussed in detail below, the Company and the Internal Revenue Service (the "Service") has settled all issues before the U.S. Tax Court regarding the Company's tax liability for the years 1980 through 1991, and the federal and state income tax obligations stemming from the settlements are now due. The total unpaid tax obligations have been estimated at $4.7 million as of September 30, 2003. Although the Company's settlement of its claims against certain of its insurance carriers for recoveries of past remediation costs, discussed below, resulted in after-tax proceeds greater than the amount of the assessed tax obligations, the proceeds remaining after an immediate payment of the full amount of the tax obligation may leave the Company with insufficient funds to satisfy the Company's other obligations and meet its operating expenses as they come due. In addition, the Company's past participation in the waste handling, treatment and disposal industries subjects the Company to future events or changes in environmental laws or regulations, which cannot be predicted at this time, which could result in material increases in remediation and closure costs, and other potential liabilities that may ultimately result in costs and liabilities in excess of its available financial resources.

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

Statement of Cash Flow

      Net cash flow used in operating activities for the nine months ended September 30, 2003 was $2,504,000 versus a source of $8,615,000 when compared to the prior year. The primary use of cash during the period in 2003 was the payment of approximately $1,610,000 toward estimated federal and state income tax due for 2002. The amount reported for 2002 includes $9,563,000 of proceeds from the October 2001 settlement of claims against certain of the Company's excess insurance carriers. Excluding the settlement proceeds, the cash flow used in operations for the period in 2002 was $948,000. Cash flows provided by investing activities increased this year to $3,705,000 from a use of $4,801,000 for the period in 2002. The amount reported for 2003 reflects proceeds from the sale or maturity of marketable securities used for operations or retained as cash equivalents. The use reported for 2002 reflects the investment of the aforementioned proceeds from insurance claims. Cash flows provided from financing activities was $31,000 compared to $14,000 for the period last year, due primarily to an increase in equipment financing and a decrease in landfill closing costs incurred at a site financed from the Company's general funds. Funds held by the Company in the form of cash and cash equivalents increased as of September 30, 2003 to $5,011,000 from $4,270,000 reported for the period in 2002.

      Working capital surplus was $942,000 as of September 30, 2003 versus a surplus of $2.1 million as of December 31, 2002, and the ratio of current assets to current liabilities was 1.2 to 1 as of September 30, 2003 and 1.3 to 1 as of December 31, 2002.

Taxes

      During October 2000, the Company concluded litigation, which it commenced in 1994, with the Service in Tax Court over the Company's tax liability for taxable years 1980-88 and certain issues from taxable years 1989-91. The Company settled all of the issues before the Tax Court and reached agreement with the Service on its income tax liability for all of the subsequent taxable years through 1996. As of September 30, 2003, the Company owes $895,000 of federal income tax after taking into account available net operating losses and tax credits. In addition, the Company estimates that, as of September 30, 2003, approximately $48,000 of state interest and $3,716,000 of federal interest are owed. State tax authorities may assert that penalties are owed in connection with the state tax liability arising from these settlements. The Company will decide whether to challenge any such state tax penalties if and when they are asserted. The Company previously paid $14,000 toward the portion of the federal obligation related to 1995 ($9,000 for taxes and $5,000 for interest)and $110,000 toward the obligations for state taxes. During 2003 the Company paid $79,000 of state tax with the filing of amended returns reflecting adjustments to previously reported income resulting from these settlements with the Service.

      In March 2001, the Company filed an Offer in Compromise with the Service requesting a reduction of its tax obligation and permission to pay the reduced obligation in installments. This Offer was rejected by the Service, and in March 2002, the Company appealed the Service's rejection of its offer. The Company awaits the Service's response to its appeal.

Remediation and Closure Costs

      As of September 30, 2003, the Company has accrued $11.1 million for its estimated share of remediation and closure costs related to the Company's former landfill and waste handling operations. Approximately $9.0 million is held in trust and maintained by trustees for the post-closure activities of one site located in Deptford, New Jersey (see Note 9 to the Company's Consolidated Financial Statements).

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

      In conjunction with the 1997 settlement of the litigation related to the Kin-Buc Landfill discussed above, the Company agreed that SCA may make claim to a yet to be determined portion of the proceeds, net of certain adjustments, arising from the Company's October 2001 settlement of litigation against its excess insurance carriers. The amount of such claim, not to exceed $3.5 million, is in dispute and has been submitted to arbitration for resolution. The arbitrator issued a ruling dated October 10, 2002 and an amendment to that ruling dated June 18, 2003. The Company's representatives have objected to the June 18, 2003 amended ruling, which is considered by the Company as an impermissible reversal, of certain aspects, of the arbitrator's first ruling. The Company has submitted additional information requested by the arbitrator. The arbitrator has not issued the final award which may result in a payment to SCA between zero and $3.5 million. In accordance with the terms of the 1997 settlement, $3.5 million of the Company's share of the Lloyds Suit settlement is held in escrow until the amount of such obligation to SCA, if any, is determined (see Insurance Claims for Past Remediation Costs).

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

Insurance Claims for Past Remediation Costs

      In 1995, the Company commenced suit (the "Lloyds Suit") against its excess insurers who provided coverage during the period of 1965 through 1986 to obtain a recovery of past remediation costs and indemnification for future costs incurred in connection with the remediation of various sites located in New Jersey, and for the defense of litigation related thereto. The defendant insurers, include various Underwriters at Lloyds, London, and London Market Insurance Companies, First State Insurance Company and International Insurance Company. The Company had assigned its claims for remediation costs incurred at a site of past operations located in Carlstadt, New Jersey to certain third-parties (the "AT&T Group") in conjunction with the 1995 settlement of certain litigation regarding the remediation costs for such site. Certain of the AT&T Group members in-turn assigned their rights to the claims to other AT&T Group members (the "Cooperating PRPs"). During October, 2001 the Company, the Cooperating PRP Group and certain Underwriters at Lloyds, London, and certain London Market Insurance Companies (the "London Market Insurers") entered into an agreement to settle the claims against them (the "Settlement Agreement"). The Settlement Agreement is intended to be, a full and final settlement that releases and terminates all rights, obligations and liabilities of London Market Insurers, the Company and the Cooperating PRP Group with respect to the subject insurance policies. The Settlement Agreement was consummated in February 2002 when the condition that payments by settling insurers into an escrow account must represent at least 84.75% of the negotiated value assigned to the claims was satisfied. The Company's share of the Settlement Agreement proceeds and interest earned during the collection of the proceeds was approximately $13,013,000 of which $9,513,000 was reported in the other income section of the Company's Consolidated Statement of Operation for the period ended March 31, 2002, net of related costs, and $3,500,000 that is held in escrow pending the outcome of arbitration with SCA Services, Inc. discussed above. The Company intends to pursue its claims against the non-settling defendants. Some of the non-settling London and London Market insurance companies are insolvent, however the estates of some of these insolvent companies have sufficient assets to make a partial contribution toward claims filed by the Company. The Cooperating PRP Group shall receive the first $250,000 that is collected from the non-settling excess insurers, net of attorney fees and expenses, and the Company shall retain the balance of amounts recovered, if any. Proceeds from the Settlement Agreement will be subject to federal and state income taxes.

      In addition to the yet to be determined portion of its proceeds from the Lloyds Suit, net of certain adjustments, that may be due to SCA Services, Inc. in conjunction with the 1997 settlement of the litigation related to the Kin-Buc Landfill discussed above, a portion of the Lloyds proceeds are due to legal counsel representing the Company in the Lloyds Suit. The Company and counsel representing the Company in the Lloyds Suit and certain other matters entered into an engagement agreement that contains as compensation both fixed and contingent fees. The amount of fees due is dependent in-part upon the outcome of the matters. As of September 30, 2003, the Company's accrual for such fees equaled $712,000 which is due at the conclusion of the litigation specified in the engagement agreement.

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

Assets Held for Sale

     Assets held for sale consist primarily of real estate which is carried at a cost of $1,312,000 as of September 30, 2003 and December 31, 2002. The real estate included in this category consists of approximately 430 acres of predominately vacant property located in Deptford, N.J. (including approximately 100 acres upon which the landfill owned and operated by the Company's subsidiary Kinsley's Landfill, Inc. ("Kinsley's") is situated). The Company had attempted to maximize the consideration received for the property through the sale or lease of portions of the Deptford Property as a recycling center/construction and demolition waste depository. However, discussions with local officials lead the Company to conclude that such plans are unlikely to be accomplished in the foreseeable future. The Company is now pursuing the disposition of the property through the sale of individual parcels and/or groups of parcels. However, based upon market conditions for real estate of this type the Company is unable to determine when sale(s) of the parcels will ultimately be consummated and proceeds received. During May, 2001 the Company entered into a contract to sell approximately 55 acres adjoining Kinsley's landfill for $2.5 million, assuming all 55 acres could be utilized for development. During March 2002, the buyer notified the Company that its due diligence indicated that only between 45 and 48 acres may be developed and certain work on the property may be required, and, as a result, sought adjustments to the purchase contract. An amendment to the contract was executed during December 2002 which provided the sale of 60 acres (45 acres usable land and 15 acres of wetlands) for $2.1 million. The Company will not be required to make requested improvements to the property. The sale is contingent upon, among other conditions, the buyer obtaining approval of its plans for the property from applicable local and state agencies; a process that may require one or more years to accomplish.

Escrowed Proceeds from Sale of Subsidiary

      A portion of the net cash proceeds from the 1996 sale of a subsidiary was placed in an interest bearing escrow account to secure the Company's indemnification obligations to the purchaser under the purchase agreement. The escrow will terminate upon the earlier to occur of (i) the release of all funds from escrow in accordance with the terms thereof or (ii) the later to occur of
(x) the expiration of the applicable statute of limitations for the assessment of federal income taxes for all taxable years with respect to which the subsidiary was a member of the Company's consolidated tax group and (y) the satisfaction by the Company of all assessments or other claims by the Internal Revenue Service for taxes of the consolidated tax group during such years. No indemnification claims have been asserted. During December 2000, the purchaser agreed to release $841,000 from the escrowed funds to the Company when it became evident that the income tax liability for the years covered by the escrow were less than $100,000. The escrowed funds with accrued interest income equal $123,000 as of September 30, 2003.

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

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

Item 3.  CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and the principal financial officer of the Company concluded that its disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission and are operating in an effective manner.

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

      No material developments have occurred with respect to such litigation, or the other pending legal proceedings involving the Company, subsequent to that reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 and the Company's Quarterly Reports on Form 10-QSB for the quarters ended March 31 and June 30, 2003. Reference is made thereto for a description of such litigation, and to the discussion contained in Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of this Form 10QSB.

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

 b) Reports on Form 8-K

      The Company filed a current report on Form 8-K dated August 18, 2003 to report the Company's earnings and results for the six and three month periods ended June 30, 2003.

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  November 14, 2003     By:  /s/ Robert V. Silva
                                  Robert V. Silva, President
                                  and Chief Executive Officer
                                 (Principal Executive Officer)

                                              and


Date:  November 14, 2003     By:  /s/ Andrew J. Mayer, Jr.
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary
                                 (Principal Financial and
                                  Accounting Officer)









                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                          EXHIBIT INDEX

EXHIBIT                                                      PAGE
  NO.                                                         NO.


 11       Computation of Earnings (Loss) Per Common Share                    38

 31(a) -  Certification  Pursuant to Rules 13a-14(a) and  15d-14(a)  of
          the  Securities Exchange Act of 1934 and Section 302  of  the
          Sarbanes-Oxley Act of 2002 by Chief Executive Officer              39

 31(b) -  Certification  Pursuant to Rules 13a-14(a) and  15d-14(a)  of
          the  Securities Exchange Act of 1934 and Section 302  of  the
          Sarbanes-Oxley Act of 2002 by Chief Financial Officer              41

 32(a)    Certification Pursuant to 18 U.S.C. Section 1350,
          as Adopted Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002 by Chief Executive
          Officer                                                            43

 32(b)    Certification Pursuant to 18 U.S.C. Section 1350,
          as Adopted Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002 by Chief Financial
          Officer                                                            44