Form 10KSB
period 2003-12-31
TRANSTECH INDUSTRIES INC
filed 2004-03-30
CIK 87799

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                          FORM 10-KSB
(Mark one)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2003
                                    OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

    Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    Issuer's revenues for its most recent fiscal year: $298,000

    At March 16, 2004 the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $128,890.

    At March 16, 2004 the issuer had outstanding 2,979,190 shares of Common Stock, $.50 par value. In addition, at such date, the registrant held 1,885,750 shares of Common Stock, $.50 par value, in treasury.

                   DOCUMENTS INCORPORATED BY REFERENCE:

    Annual report to security holders for the fiscal year ended December 31, 2003 is incorporated by reference into Part II of this Form 10-KSB

Transitional Small Business Disclosure Format (check one):
                                                     YES      NO  X

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES
                        ________________

                          FORM 10-KSB
              FOR THE YEAR ENDED DECEMBER 31, 2003


                           I N D E X
                                                          Page(s)

Part I,   Item 1.   Description of Business                3 - 12

  "       Item 2.   Description of Property                    13

  "       Item 3.   Legal Proceedings                     14 - 24

  "                     Item 4. Submission of Matters to a Vote
                    of Security Holders                        24

Part II,            Item 5. Market for Common Equity,
                    Related Stockholder Matters and
                    Purchases of Equity Securities             25

  "       Item 6.   Management's Discussion and
                    Analysis or Plan of Operation              25

  "       Item 7.   Financial Statements                       25

  "       Item 8.   Changes in and Disagreements
                    with Accountants on Accounting
                    and Financial Disclosure                   25

  "       Item 8A.  Controls and Procedures                    25

Part III, Item 9.   Directors, Executive Officers,
                    Promoters and Control Persons;
                    Compliance with Section 16(a)
                    of the Exchange Act                   26 - 28

  "       Item 10.  Executive Compensation                29 - 31

  "       Item 11.  Security Ownership of Certain
                    Beneficial Owners and Management
                    and Related Stockholder Matters       32 - 34

  "       Item 12.  Certain Relationships and Related
                    Transactions                          35 - 36

  "       Item 13.  Exhibits and Reports on Form 8-K           36

  "       Item 14.  Principal Accountant Fees
                    and Services                          36 - 37

Signatures and Certifications                                  38

Exhibit Index                                             39 - 43

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

    At December 31, 2003, the Company employed 11 persons on a full-time basis.

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

     The Company and the Internal Revenue Service (the "Service") have settled all of its issues before the US Tax Court regarding the Company's tax liability for the years 1980 through 1991, and the federal and state income tax obligations stemming from the settlements have been assessed and are now due. The amount of such tax obligations has been estimated at $4.7 million through December 31, 2003. Although the Company's settlement of its claims against certain excess insurance carriers for recoveries of past remediation costs resulted in after-tax proceeds greater than the amount of the assessed tax obligations, the proceeds remaining after an immediate payment of the full amount of the tax obligation may be insufficient to satisfy the Company's other obligations and meet its operating expenses as they come due (see Part I, Item 3, Legal Proceedings). In addition, the Company's past participation in the waste handling and disposal industries subjects the Company to future events or changes in environmental laws or regulations, which cannot be predicted at this time, and which could result in material increases in remediation and closure costs, and other potential liabilities that may ultimately result in costs and liabilities in excess of its available financial resources.

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

Continuing Operations

      Environmental Services. The environmental services segment primarily provides landfill closure and post closure services, and installs and manages methane gas operations. The segment contributed 23% and 91% to net consolidated revenues for the years ended December 31, 2003 and 2002, respectively, after elimination of intercompany sales. Approximately 93% of the environmental services segment's gross revenues for 2003, compared to 49% for the prior year, were from other members of the consolidated group, and therefore eliminated in consolidation. Substantially all third party sales during 2003 and 2002 were to three and one customer(s), respectively.

     The Company continues its efforts to expand the customer base of the environmental services segment to additional entities outside the consolidated group. The Company devoted significant time and incurred significant professional fees during the period of 1998 through 2000 in pursuit of a contract and state government approval to perform the closure of the Southern Ocean Landfill ("SOLF") located in Ocean County, New Jersey. The definition of the scope, commencement and duration of other opportunities are in various stages of development. There are no assurances such efforts will result in work for the Company.

     The majority of the third party revenue for the years 2002 and 2001 relates to the Company's activities at SOLF. On May 15, 2000 the Company's capping plan for SOLF was approved by the New Jersey Department of Environmental Protection ("NJDEP") (the "Capping Plan"). The Capping Plan was limited to the grading and capping of the 12 acre lined portion of SOLF and grading and capping of a portion of the adjoining 44 acre unlined landfill area, and grading and capping of a previously used access road straddling the lined and unlined landfill areas at SOLF. Approved activities also include leachate collection and pump repair, stormwater management, gas vent installation and associated activities. The
Capping  Plan  called for the use of recycled materials where  possible  in  the implementation of the plan. Tipping fees generated from the deposit of the recycled materials were paid into an escrow fund from which the Capping Plan costs are paid. The Company performed certain of the above construction activities, sub-contracted other activities and performed all managerial functions required under the Capping Plan, as well as acted as SOLF's agent to solicit the recycled materials. The Company had initially agreed to seek payment for its services and reimbursement for its costs solely from the escrowed funds generated from the delivery of recycled materials. One recycled material accounted for 65% of the initial projected volume of all recycled materials to be deposited at the site. The availability of this recycled material declined dramatically since the project was first proposed during 1998, and the Company had a limited ability to substitute materials under the Capping Plan. As a result, the project fell behind schedule and incurred a disproportionate level of operating expenses relative to tipping fees generated. The Capping Plan was subsequently modified to (a) eliminate the capping of the adjoining area and access road, (b) allow additional time in which to complete the project, (c) allow additional materials to be incorporated into the plan in order to provide funding of a portion of the additional estimated project costs, and (d) provide funding of certain aspects of the closure by the county and state. Deposits of revenue producing recycled materials at the site ended during September 2002. The Company sought an amendment to the Capping Plan that would permit the acceptance of recycled materials into an adjacent area beyond December 30, 2002 in order to provide additional funds to the project through the tipping fees charged for the deposit of such materials. The Company was unsuccessful in obtaining the approval of NJDEP and regional authorities of such an amendment. Therefore, given the projected escrowed funds remaining, the inability to generate funds from the acceptance of additional material and the proximity to the expiration of the project, the Company recognized a bad debt expense of $700,000 during the year ended December 31, 2002, in recognition of the write-off of amounts previously billed for work on the SOLF project in excess of that expected to be collected. Substantially all work to be performed under the modified Capping Plan was completed during 2003. During 2003, the Company recorded bad debt expense of $50,000 for additional reserves against its receivable due from the project. The total cost of the Capping Plan is approximately $5.4 million, of which approximately $2.1 million was billed by the Company for services provided on the project. The Company recognized revenue of $19,000 and $667,000 related to this site during the twelve months ended December 31, 2003 and 2002, respectively, of which $304,000 and $462,000 are included in Accounts receivable - trade as of December 31, 2003 and 2002, respectively, net of reserves.

     The Company's environmental services segment continues to perform closure activities on sites previously operated by the Company's subsidiaries. Work performed on a landfill owned by the Company and located in Deptford, New Jersey is submitted for reimbursement to a trust account established to finance the closure activities at the site. The Company billed such escrow account approximately $877,000 and $621,000 for services performed during the years ended December 31, 2003 and 2002, respectively. Such amounts are included in the amount of intercompany sales reported above, and eliminated in the calculation of net operating revenue. The Company has submitted a re-capping plan for this site to the NJDEP. The re-capping plan called for the use of recycled materials to fill depressions and re-contour the top of the mound, and the installation of a synthetic liner on surfaces currently lacking a synthetic liner. The plan envisions that the work be funded by tipping fees charged for the deposit of the recycled materials onto the site. The Company is currently evaluating modifications to the re-capping plan proposed by NJDEP. If approved, the work would be performed in phases in an attempt to minimize impacts, if any, from future changes in the markets for recycled material.

      Electricity  Generation.  Revenues  from  the  operation  which   generate
electricity utilizing methane gas as fuel represented were approximately $228,000 and $70,000, or 77% and 9% of consolidated net revenues in each of the years ended December 31, 2003 and 2002, respectively. Methane gas is a component of the landfill gas generated by a landfill site owned by the Company and located in Deptford, New Jersey.

     Overhauls to two diesel/generating units began in May 2002 in preparation for the Company's operation of the facility or its ultimate sale. Such repairs were previously postponed pending the outcome of negotiations of offers to purchase the electricity generating operations. The Company temporarily curtailed the facility's operations during June 1999 and had operated one unit sporadically since June 2000. The electricity generating facility consists of four diesel/generating units each capable of generating approximately 11,000 kWh/day at 85% capacity. Electricity generated is sold pursuant to a contract with a local utility that has two years remaining. The contract with the local utility allows for a continuous interruption in electricity supply for a period of up to twelve months. Revenues are a function of the number of kilowatt hours sold, the rate received per kilowatt hour and capacity payments. The Company sold 5.4 million kWh during the year ended December 31, 2003 compared to 2.0 million kWh sold during the prior year. The average combined rate received (per Kilowatt and capacity payment) in the current period increased 25% when compared to the comparable period last year. Engineering studies indicate sufficient quantities of gas at the landfill to continue the operation of the facility for approximately 8 years. Elements of the landfill gas are more corrosive to the equipment than traditional fuels, resulting in more hours dedicated to repair and maintenance than with equipment utilizing traditional fuels.

     Other  Businesses.   The  other subsidiaries of  the  Company  hold  assets
consisting of cash and marketable securities, real property and contract rights.

    During 2002, the Company merged two dormant indirect subsidiaries into their parent company, a direct subsidiary of Transtech, in an effort to reduce administrative costs.

Prior Operations

     Landfill and Waste Handling Operations. In February 1987, the landfill owned and operated by Kinsley's, the last of the three solid waste landfills previously operated by subsidiaries of the Company, reached permitted capacity and was closed. In 1976, the landfill owned and operated by Kin-Buc, Inc. ("Kin Buc") was closed and, in 1977, the landfill operated by Mac Sanitary Land Fill, Inc. ("Mac") was closed. Pursuant to certain federal and state environmental laws, these subsidiaries continue to be responsible for maintenance and monitoring activities associated with the closure procedures of these landfills. The closure procedures typically include the maintenance of the final cover, stormwater management, testing and treatment of the landfill gas and fluid discharges and monitoring associated wells. The Company incurred significant professional fees and administrative costs regarding these landfill and waste hauling operations and efforts to obtain contributions towards the cost of closure procedures from waste generators and other parties.

     The Company's accruals for closure and remediation activities equal the present value of the estimated future costs related to a site less funds held in trust for such purposes. Such estimates require a number of assumptions, and therefore may differ from the ultimate outcome. Litigation and administrative costs associated with a site are expensed as incurred. The Company has accrued remediation and closure costs for Kinsley's landfill and Mac landfill. Past Accruals for the Kin-Buc landfill are discussed below. Amounts held in certain escrows dedicated to post-closure activities of Kinsley's are netted against the accrual for presentation in the Company's balance sheet.

      The impact of future events or changes in environmental laws and regulations, which cannot be predicted at this time, could result in material changes in remediation and closure costs related to the Company's past waste handling activities, possibly in excess of the Company's available financial resources.

     At December 31, 2003, the Company has accrued approximately $10.8 million for the estimated closure and remediation costs of these landfills. Of such amount, approximately $8.8 million is held in escrows maintained by trustees for post-closure activities at Kinsley's landfill.

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

    The Kin-Buc Landfill, located in Edison, New Jersey, was operated by Kin-Buc through August 1975 on property both owned and leased by Kin-Buc. From September 1975 until the landfill ceased operations in November 1977, the landfill was managed by Earthline Company ("Earthline"), a partnership formed by Wastequid, Inc. ("Wastequid"), then a wholly-owned subsidiary of the Company, and Chemical Waste Management of New Jersey, Inc. ("CWMNJ"), a wholly-owned subsidiary of SCA Services, Inc. ("SCA") and an affiliate of Waste Management, Inc. (formerly known as WMX Technologies, Inc.) ("WMI"). The Kin-Buc Landfill and certain neighboring areas are undergoing remediation under Administrative Orders (the "Orders") issued by the United States Environmental Protection Agency ("EPA") in September 1990 and November 1992 to 12 respondents: the Company, Kin-Buc, Earthline, Wastequid, CWMNJ, SCA, Chemical Waste Management, Inc. (an affiliate of WMI), Filcrest Realty, Inc. (a wholly-owned subsidiary of the Company) ("Filcrest"), Marvin H. Mahan (a former director, officer and former principal shareholder of the Company), Inmar Associates, Inc. (a company owned and controlled by Marvin H. Mahan)("Inmar"), Robert Meagher (a former director and officer of the Company and Inmar) ("Meagher") and Anthony Gaess (a former director and officer of SCA) ("Gaess").

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

     Maintenance of remedial systems installed at the site and operation of a fluid treatment plant that was constructed to treat fluids at the site are required for a 30-year period beginning in 1995. Operation of the treatment plant and maintenance of the facilities is being conducted by an affiliate of SCA. The total cost of the construction, operations and maintenance of remedial systems over this period plus the cost of past remedial activities, excluding Mound B, was estimated at the time of the December 1997 settlement to be in the range of $80 million to $100 million.

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

     As of December 31, 1996, the Company's remaining accruals for its share of the costs of such remediation and closure was approximately $10.6 million. The Company reversed the balance of this accrual as a result of the settlements described above in the year ended December 31, 1997.

     The substantial expense of the Company's prosecution and defense of claims in the litigation related to the Kin-Buc Landfill, which the Company had incurred through 1997, will no longer be borne by the Company. However, the Company remains a respondent to the Orders and continues to incur legal and administrative expenses in respect of the Kin-Buc Landfill.

      Kinsley's. Kinsley's Landfill, Inc. ("Kinsley's"), a wholly-owned subsidiary of the Company, ceased accepting solid waste at its landfill in Deptford Township, New Jersey on February 6, 1987 and commenced closure of that facility at that time. At December 31, 2003, Kinsley's has accrued $10.8 million for remaining costs of closure and post-closure care of this facility, of which $8.8 million is being held in interest-bearing trust accounts.

    Mac. Mac Sanitary Land Fill, Inc. ("Mac"), a wholly-owned subsidiary of the Company, operated a landfill in Deptford Township, New Jersey that ceased operations in 1977. The closure of this facility has been completed. The costs of post-closure maintenance and monitoring of the facility are funded by the Company and were approximately $13,000 and $17,000 for the years ended December 31, 2003 and 2002, respectively. At December 31, 2003, Mac has accrued closing costs amounting to $73,000 for the costs of continuing post-closure care and monitoring at the facility. The Company increased its accrual for closure costs by $42,000 during the year ended December 31, 2002 due to an increase in engineering, maintenance and testing costs incurred. The accrual as of December 31, 2003 is based upon the present value of the estimated maintenance costs of the site's containment systems through the year 2007.

    Carlstadt. In September 1995, the Court approved a settlement of litigation regarding the allocation of the cost of remediation of a site in Carlstadt, New Jersey, on which the Company had operated a solvents recovery facility. The facility was last operated by the Company in 1970. The settlement agreement relieves the Company from future obligations to the group of responsible parties which has been financing the remediation of the site in exchange for a cash payment, proceeds of the settlement of certain insurance claims and an assignment of Carlstadt-related claims that had been filed against the Company's excess insurance carriers (see Part I, Item 3. Legal Proceedings for a discussion of the 1995 settlement). Notwithstanding such settlement, the Company may have liability in connection with the site to EPA for its costs of overseeing the remediation of the site, and to parties who had not contributed to the cost of the remediation at the time the settlement was approved but who later choose to do so (see Part I, Item 3. Legal Proceedings for discussion of recent claims by EPA). Based on the comprehensive discovery performed during the litigation, the Company believes that substantially all responsible parties have been identified, and that the share of remediation costs that is attributable to parties who had not been contributing to those costs is de minimis. Therefore, the Company's liability to those parties, which would arise only if and when those parties actually paid their share, would not be significant.

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

Discontinued Operations

     Valve Manufacturing Segment. On March 1, 1996, the Company's wholly-owned subsidiary, THV Acquisition Corp. ("THV"), sold all of the issued and outstanding stock of HVHC, Inc., a Delaware corporation ("HVHC"), the then parent of Hunt Valve Company, Inc., an Ohio corporation ("Hunt") to ValveCo Inc. A portion ($750,000) of the net cash proceeds was placed in an interest bearing escrow account to secure the Company's indemnification obligations to ValveCo, Inc. under the purchase agreement, including indemnification for any payments made by Hunt after the closing in respect of income taxes owed by the Company for the period that Hunt was a member of the Company's consolidated tax group. The escrow will terminate upon the earlier to occur of (i) the release of all funds from escrow in accordance with the terms thereof or (ii) the later to occur of (x) the expiration of the applicable statute of limitations for the assessment of federal income taxes for all taxable years in which Hunt was a member of the Company's consolidated tax group and (y) the satisfaction by the Company of all assessments or other claims by the Internal Revenue Service for taxes of the consolidated tax group for such years. No indemnification claims have been asserted. During December 2000, $841,000 was released to the Company from the escrowed funds at the request of the Company when it became evident that the income tax liability for the years covered by the escrow was less than $100,000. The escrowed funds with accrued interest income equal $123,000 as of December 31, 2003.

     As previously disclosed by the Company, fifteen percent of the common stock issued by ValveCo Inc. was purchased by certain directors and executive officers who are members of management of the Company and/or Hunt. All of ValveCo Inc.'s shareholders sold all of their stock of ValveCo Inc. during August 1998.

Part I, Item 2.  Description of Property.

    1. A subsidiary of the Company, Filcrest Realty, Inc., owns parcels of land totaling approximately 125 acres in Edison Township, Middlesex County, New Jersey, which are currently not being used. This property is located in the vicinity of the Kin-Buc, Inc. property (see Paragraph 5 below and Part I, Item 1 Prior Operations). Approximately 26 acres of Filcrest's property has been dedicated to the remediation of areas neighboring the Kin-Buc, Inc. property. Approximately 37.5 acres of Filcrest's property are leased to an unrelated party pursuant to a 99 year lease executed in 1981. Such lessee operated a landfill on this property through 1987.

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

Part I, Item 3.  Legal Proceedings.

Federal Tax Liabilities

     In 1991, the Internal Revenue Service (the "Service") asserted numerous adjustments to the tax liability of the Company and its subsidiaries for tax years 1980 through 1988, along with interest and penalties thereon. In 1993, after  the  conclusion  of  administrative proceedings,  the  Service  issued  a deficiency notice to the Company asserting adjustments to income of $33.3 million and a corresponding deficiency in federal income taxes of approximately $13.5 million, as well as penalties of $2.5 million and interest on the asserted deficiency and penalties. In addition, the Service challenged the carryback of losses incurred by the Company in taxable years 1989 through 1991, thereby bringing those years, which had been the subject of an ongoing audit, into the deficiency notice. On February 9, 1994, the Company filed a petition with the Tax Court contesting many of the proposed adjustments asserted in the deficiency notice entitled Transtech Industries, Inc. v. Commissioner of Internal Revenue Service. On June 5, 1995, August 14, 1995, March 7, 1996, July 31, 1996,
January 22, 1998 and December 21, 1998, respectively, the Company and the Service executed a stipulation of partial settlement, first, second and third revised stipulations of partial settlement and a supplement and second supplement to the third revised stipulation of partial settlement. These settlements resolved all of the adjustments asserted in the deficiency notice. The settlements were approved by the Congressional Joint Committee on Taxation during April 2000. The Litigation was concluded during October 2000 and assessments issued during the first quarter of 2001. The Company has accrued $4.7 million as of December 31, 2003 with respect to federal income tax obligations assessed against the Company.

     In March 2001, the Company filed an Offer in Compromise with the Service which requested a reduction in the amount due and permission to pay the reduced obligation in installments. The Offer filed in March 2001 was rejected by the Service, and in March 2002 the Company appealed the Service's decision. During December 2003, the Company and the Service began discussions of the Company's offer in response to the appeal. Amended state tax returns reflecting adjustments to previously reported income resulting from the settlements with the Service were filed during February 2003.

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

    The Company had assigned its claims for remediation costs incurred at a site of past operations located in Carlstadt, New Jersey to certain third-parties (the "AT&T Group") in conjunction with the 1995 settlement of certain litigation related to such site (see "The Carlstadt Site" below). Subsequent to executing the September 1995 settlement, certain members of the AT&T Group conveyed their rights under such settlement to other members of the AT&T Group (the "Cooperating PRP Group"). During 1998, the Company and the Cooperating PRP Group agreed to cooperate in the pursuit of their respective excess insurance claims, and therefore, members of the Cooperating PRP Group were parties to this Settlement Agreement.

     The Company and the Cooperating PRP Group agreed to an allocation of the proceeds from the Lloyds Suit that provided the Company 52% of the proceeds received from the settling excess insurers, plus all of the interest earned on both the Company's and Cooperating PRP Group's portion of the settlement proceeds while such proceeds were collected and held in escrow pending consummation of the settlement. The Company's share of the Settlement Agreement proceeds and interest earned during the collection of the proceeds was approximately $13,013,000, of which $9,513,000 was reported in the other income section of the Company's Consolidated Statement of Operations for the year ended December 31, 2002, net of related costs and $3,500,000 is held in escrow pending the outcome of litigation regarding the arbitration with SCA Services, Inc. discussed below. The Company also agreed to pursue non-settling excess insurers and that the Cooperating PRP Group shall receive the first $250,000 collected from the non-settling excess insurers, less attorney fees and expenses, and the Company shall retain the balance of amounts recovered, if any.

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

    In addition to the claims assigned to the Cooperating PRP Group, the Company also agreed that a portion of its proceeds from the Lloyds Suit, not to exceed $3.5 million, be set aside for claims by SCA pursuant to the 1997 settlement of the litigation related to the Kin-Buc Landfill, as discussed below, and to legal counsel representing the Company in the Lloyds Suit. The Company and counsel representing the Company in the Lloyds Suit and certain other matters entered into an engagement agreement that contains as compensation both fixed and contingent fees. The amount of fees due is dependent in-part upon the outcome of the matters. The Company estimates that the amount of fees ultimately due, in total will approximate 8.0% of the Company's proceeds received pursuant to the Settlement Agreement.

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

     During May, 2002 EPA filed a suit entitled United States of America vs. Chemical Waste Management, Inc, et al, in the US District Court for the District of New Jersey (Case No. 02-2077 (DMC)). The named defendants were Transtech, together with its two subsidiaries Kin-Buc, Inc. and Filcrest Realty, Inc., Inmar Associates, Inc. and affiliates of Waste Management, Inc. ("WMI") specifically Chemical Waste Management, Inc., Earthline Company, Anthony Gaess, SCA Services,Inc., SCA Services of Passaic, Inc., Waste Management, Inc., Waste Management Holdings, Inc. and Wastequid, Inc. EPA is seeking payment for unreimbursed response costs it claims it has incurred with respect to the Kin-Buc Landfill of $3 million as of July 1999. In addition, EPA is seeking penalties for delays allegedly experienced in completing the remediation pursuant to such Orders. WMI had agreed to indemnify the Company against EPA claims for unreimbursed response costs pursuant to the terms of a 1997 Settlement Agreement. However, the terms of the 1997 Settlement Agreement do not provide the Company with complete indemnification against the penalties sought by EPA. The Superfund Law ("CERCLA") allows penalties in an amount up to $25,000 for violations for each day prior to January 30, 1997, and an amount up to $27,500 for violations for each day occurring on or after January 30, 1997 for failure to comply with a requirement of the Orders. The amount EPA is seeking for penalties was not specified in the complaint. EPA contends that completion  of  12  project milestones were delayed between  167  to  484  days.
Subsequent correspondence with EPA provided revised claim amounts. The claim for unreimbursed response costs is approximately $4.2 million, and the claim for penalties totals $18.1 million. The suit has been stayed pending the outcome of mediation.

    During September 2002, the New Jersey Department of Environmental Protection and New Jersey Spill Compensation Fund filed a similar suit against the same respondents, entitled New Jersey Department of Environmental Protection, and Acting Administrator, New Jersey Spill Compensation v. Chemical Waste Management, Inc. et. al. in the United States District Court, District of New Jersey (Case No. 02CV 4610 (DMC)), seeking reimbursement of unspecified past costs it has incurred with respect to the site and for unspecified alleged natural resource damages. The suit has been consolidated with the EPA suit discussed above and is stayed pending the outcome of negotiations.

    In conjunction with the 1997 settlement of the litigation related to the Kin Buc Landfill discussed above, the Company agreed to allow SCA to claim against a portion of the proceeds, arising from its lawsuit against its excess insurance carriers, discussed above. The maximum amount which could be found to be payable to SCA, $3.5 million, from the Lloyds Suit settlement proceeds was placed in escrow in accordance with the terms of the 1997 Settlement until the amount of such obligation is determined. The amount due SCA was to be calculated  within  five  days of receiving proceeds from  such  litigation,  in accordance with the methodology contained within the 1997 Agreement, and submitted to SCA for review and acceptance. A calculation of the amount due pursuant to the 1997 Agreement was presented to SCA during March 2002. SCA subsequently notified the Company of its objection to values utilized in that calculation, contending it was owed $3.5 million. Unable to resolve the disputed issues, during August 2002 the Company and SCA submitted the dispute regarding the amount due to binding arbitration for resolution in accordance with the terms of the 1997 Agreement. On October 10, 2002 the arbitrator issued his interpretation of the issues presented, finding in favor of the Company's interpretations on some of the disputed issues, and in favor of SCA on others.
The Company's subsequent request of the arbitrator for a statement of reasons concerning the finding was declined. The arbitrator instructed revised calculation of the amount due to SCA be submitted to SCA for review and approval no later than November 11, 2002. On November 11, 2002, counsel representing the Company notified SCA that, given the arbitrator's findings, certain components of the calculation, including the amount of interest ultimately to be paid on the Company's obligations to the Service, cannot be quantified at the present time. However, the Company had a revised calculation prepared using the then current value for certain components. Such calculations indicated no payment due SCA, and was challenged by SCA. On February 6, 2004 the arbitrator issued a final decision, finding in favor of SCA awarding it $3.5 million.

     On  February  24,  2004 the Company commenced two separate  actions  in  an attempt to either vacate or modify the arbitrator's award. The first action entailed the filing of a civil complaint in the United States District Court for the District of New Jersey, entitled Transtech Industries, Inc. v. SC Holdings, Inc.. SC Holdings, Inc. is the alleged corporate successor to SCA. The second action was the filing of a motion under an existing case in the United States District Court for the District of New Jersey entitled Transtech Industries, Inc., et al. vs. A&Z Septic Clean, et al. (Civil Action No. 2-90-2578(HAA)) under which claims related to the 1997 Agreement had been addressed. The Company cannot predict the outcome of the two actions; i.e. if the actions will successfully affect the arbitrator's award.

     In a related matter, on February 17, 2004 SC Holdings, Inc. filed a complaint against the Company in the Superior Court of New Jersey, Law Division, Middlesex County, entitled SC Holdings, Inc. f/k/a SCA Services, Inc. v. Transtech Industries, Inc. (Docket No.: L-1214-04). SCA is seeking the Court's confirmation of the arbitrator's award and a judgment in favor of SCA of $3.5 million.

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

The Tang Site

     During  July 1999, counsel to the Company was contacted by EPA regarding  a
Piscataway, New Jersey site owned by Tang Realty, Inc. ("Tang"). Tang is a corporation controlled by Marvin H. Mahan, a former director and officer, and former principal shareholder of the Company. EPA is performing remediation at the site and had requested information from approximately 100 potentially responsible parties concerning their involvement with the Tang site. The Company had no direct involvement with EPA since October 1990 and, prior to July 1999, had not been a recipient of an EPA request for information. The July 1999 inquiry set forth EPA's concern that the statute of limitations on any claim EPA may have against the Company with respect to the site would expire during August 1999. In consideration for EPA's agreement to defer the filing of a claim against the Company prior to the expiration of such statute of limitations, the Company agreed to enter into an agreement to extend the statute of limitations. Subsequent to August 1999, EPA and the Company entered into a series of agreements to extend the statute of limitations to November 21, 2001. During November, 2001 EPA filed suit against the Company, entitled United States of America v. Transtech Industries, Inc., in the United States District Court, District of New Jersey (Case No. 01-5398 (WGB)) alleging that the Company is the corporate successor to the former operator at the site, and had continued its operations at the site. EPA sought recovery of response costs of approximately $2.9 million associated with the site. The Company contested the allegations regarding successorship, and the extent of operations it may have conducted at the site. Chemsol, Inc. was controlled by Marvin H. Mahan. Tang and Marvin H. Mahan were named as defendants in a suit brought by EPA in 2000 seeking contribution toward such response costs. Both suits were consolidated and then stayed pending the outcome of settlement discussions.

     On February 27, 2004 the United States Department of Justice, on behalf of the EPA, signed a Consent Decree, settling the claims made against the Company, Tang and Mr. Mahan (collectively the "Settling Defendants"). The Consent Decree was lodged with the United States District Court, District of New Jersey, on March 2, 2004. A 30 day public comment period commenced when the Consent Decree was published in the Federal Register during the following week. As long as no comments are received from the public which causes the EPA to change its position, the Consent Decree will then be executed by the Court and become final. The Settling Defendants did not admit any liability with respect to the transactions or occurrences alleged in the complaints filed against them. In addition, the Company specifically did not admit the allegations that it is a former operator at the site and/or the corporate successor to Chemsol, Inc.

     The  Settling  Parties agreed to pay $150,000 toward reimbursement  of  the
Response Costs within 15 days of entry of the Consent Order by the Court. The Company agreed to contribute $100,000 toward such reimbursement; Mr. Mahan and Tang will contribute the remaining $50,000. Mr. Mahan and Tang also agreed to market and sell the real property owned by them upon which the site is situated, and certain lots adjourning the site, to an EPA approved entity, and to convey the net sales proceeds from such sale(s) to EPA for application toward the
Response Costs. Net sales proceeds has been defined as gross proceeds from the sale less applicable income and other taxes due from the sale, and any real estate taxes owed on the property. Mr. Mahan and Tang also agreed to establish an escrow account in the amount of $50,000 to fund the expenses incurred for the marketing and transfer of all of the property. Any balance remaining in the escrow upon completion of the sale of all of the property will be applied to the Response Costs. In exchange, EPA agreed not to sue or take administrative action against the Settling Defendants pursuant to Sections 106 and 107(a) of CERCLA with respect to the site, once the obligations of the Settling Parties stipulated in the Consent Decree are satisfied.

     Tang and the Company had entered into a settlement agreement (the "Tang Agreement") in 1988 regarding the costs of remediation of certain property in Piscataway, New Jersey owned by Tang (the "Tang Site") pursuant to which the Company assumed all future remediation costs in connection with the Tang Site. In October 1990, the Company rescinded the Tang Agreement based on a reassessment of its involvement at the site. As of the date of the rescission, the Company had paid approximately $4,300,000 to Tang in reimbursement for damages and actual remediation costs incurred. Tang disputed the Company's right to rescind the Tang Agreement. In connection with its determination not to continue to contribute to the remediation of the Tang Site, in March 1991 Transtech made a demand upon Tang for reimbursement of the amounts it had expended in connection with such remediation. In April 1991, Tang rejected the demand for reimbursement and demanded Transtech resume the remediation. This dispute was a subject of the October 1998 settlement discussed in Part III, Item
12. Certain Relationships and Related Transactions.

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

Part I, Item 4.  Submission of Matters to a Vote of
                 Security Holders.

    No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 2003.

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

    None.

Part II, Item 8A.  Controls and Procedures

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

                            PART III

Part III, Item 9.  Directors, Executive Officers, Promoters
                   and Control Persons; Compliance with Section
                   16(a) of the Securities Exchange Act.

Directors and Executive Officers of the Company

     Robert V. Silva (60) - President and Chief Executive Officer and a director of the Company from April 1991 and Chairman of the Board of Directors from November 1991. Mr. Silva served as a consultant to the Company from December 1990 until his appointment in April 1991 as an officer of the Company. Mr. Silva was employed from September 1987 to December 1990 as Executive Vice President of Kenmare Capital Corp. ("Kenmare"), an investment firm, and provided financial and management consulting services to companies acquired by Kenmare's affiliates. In connection with such financial and management services, Mr. Silva served as Vice President and a Director of Old American Holdings, Inc. and its subsidiary from 1988 to 1990, and Vice President and a Director of Compact Video Group, Inc. and its subsidiaries from 1988 to 1991 and of Manhattan Transfer/Edit, Inc. from 1989 to 1991. Mr. Silva also served as a Director of General Textiles from 1989 to 1991. From June 1985 to September 1987, Mr. Silva served as Vice President of, and provided management consulting services to, The Thompson Company, a private investment firm controlled by the Thompson family of Dallas, Texas. Mr. Silva served as Chairman and Chief Executive Officer of Hunt Valve Company, Inc., a former subsidiary of the Company, from March 1, 1996 to his resignation effective January 1, 1997, and as a Director of Hunt from March 1996 to August 1998. Mr. Silva also served as Vice President and a Director of ValveCo Inc., the entity which acquired Hunt, from October 10, 1995 to his resignation effective January 1, 1997, and was a stockholder in ValveCo Inc.
from March 1, 1996 through August 1998. From September 1996 to February 14, 1997, Mr. Silva served as a Director of Hunt's subsidiary, Hunt SECO Engineering, Ltd. and its subsidiaries. Mr. Silva is also the principal of Robert V. Silva and Company, LLC., a private investment firm. Mr. Silva served as Chairman and Chief Executive Officer of Fab-Tech Industries of Brevard, Inc. from September 1998 through November 1, 2000 and March 31, 2000, respectively. He continued to serve as a Director of Fab-Tech until his resignation in September 2002. Mr. Silva also served as a Director of Indesco International, Inc. from October 2000 through February 2002. Mr. Silva's former wife is the sister-in-law of Gary Mahan, the son of Marvin H. Mahan and Ingrid T. Mahan. In 2002, Mr. Silva was subjected to a summary proceeding under New Jersey's Domestic Violence Act. The court concluded that he had violated the Act. Mr. Silva flatly denies the allegations which form the basis of the complaint. After the hearing Mr. Silva underwent and passed a polygraph examination administered by a certified polygraphist with regard to those same allegations. Mr. Silva was deemed to "being truthful" in his answers to the questions presented during three series of tests. Mr. Silva has taken an appeal of the finding of the domestic court. The decision of the domestic court spawned three felony indictments, including assault, all based on the same allegations. Mr. Silva has retained separate defense counsel for these charges, has pleaded not guilty, and is aggressively defending them. The Company has reviewed these allegations and believes that they are unfounded. The allegations do not affect the Company's assessment of Mr. Silva's capability or integrity. The Company supports Mr. Silva in his defense and fully expects him to be exonerated.

     Arthur C. Holdsworth, III (55) - A director of the Company since 1988. Since June 1999, Mr. Holdsworth has been General Sales Manager at the Tilcon NJ Division of Tilcon NY, Inc. From August 1991 through June 1999 Mr. Holdsworth was Vice President of Sales at Millington Quarry, Inc. Prior to that and from 1977, Mr. Holdsworth was General Manager of Dallenbach Sand Co., Inc. Members of the Mahan family own Millington Quarry, Inc. and previously owned Dallenbach Sand Co, Inc.

     Andrew J. Mayer, Jr. (48) - Vice President-Finance and Chief Financial Officer of the Company from November 1991 and a director of the Company from December 1991 and, from April 1992, Secretary of the Company. From 1988 to
November 1991, Mr. Mayer served as Vice President, Secretary and Treasurer of Kenmare. In connection with management and financial services provided by Kenmare, Mr. Mayer served in a variety of capacities for the following companies: Old American Holdings, Inc. and its subsidiary from 1988 to 1991; The Shannon Group, Inc. and its subsidiaries from 1988 to 1990; Detroit Tool
Group, Inc. and its subsidiaries from 1989 to 1990; Compact Video Group, Inc. from 1988 to 1991; Manhattan Transfer/Edit, Inc. from 1989 to 1991; and General Textiles from 1989 to 1990. Mr. Mayer served as Executive Vice President of Hunt Valve Company, Inc., a former subsidiary of the Company from March 1, 1996, the date the Company sold Hunt, to his resignation effective January 1, 1997. Mr. Mayer served as Vice President - Chief Financial Officer of ValveCo Inc. from April 3, 1996 through his resignation effective January 1, 1997, and was a stockholder in ValveCo Inc. from March 1, 1996 through August, 1998. From September 1996 to February 14, 1997, Mr. Mayer served as a Director of Hunt's subsidiary, Hunt SECO Engineering, Ltd. and its subsidiaries. Mr. Mayer is an investor, and serves in a variety of capacities, in certain entities established by Robert V. Silva & Company, LLC for private investment purposes. Mr. Mayer also served as a Director, Chief Financial Officer and Secretary of Fab-Tech Industries of Brevard, Inc. from September 1998 through November 1, 2000. He continued to serve as a Vice President of Fab-Tech until his resignation in September, 2002.

Compliance with Section 16(a) of Securities
Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the Company's fiscal year ending December 31, 2003 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

Code of Ethics

     As part of the Company's system of corporate governance, the Board of Directors has adopted a Code of Ethics that is applicable to all employees and specifically applicable to the chief executive officer, and chief financial officer. The Code of Ethics is filed as Exhibit 14 to this Form 10-KSB and is also available on the Company's website at www.Transtechindustries.com. The Company intends to disclose any changes in or waivers from the Code of Ethics by filing a Form 8-K or by posting such information on the Company's website.

Part III, Item 10.  Executive Compensation.

Summary Compensation Table

     The following table summarizes the compensation paid to or earned by the President and Chief Executive Officer (the "Chief Executive Officer") and the Vice President-Finance, Chief Financial Officer and Secretary (the "Named Executive Officer") in the years ending December 31, 2003, 2002, 2001 ("Fiscal 2003", "Fiscal 2002" and "Fiscal 2001", respectively) for services rendered by them to the Company in all capacities during such years. The Chief Executive Officer and the Named Executive Officer were the only executive officers and significant employees of the Company whose total annual salary and bonus exceeds $100,000 and were serving as executive officers and significant employees of the Company at December 31, 2003.

                                                        Long Term
                                                       Compensation
                            Annual Compensation       Awards     Payout
                                                                    s

                                            Other         Option          All
                                            Annual        s/      Long-   Other
                                            Compen-Restri Stock   Term    Compe
Name and          Fiscal           Bonus    sation c-ted  Apprec  Incent  nsa-
Principal         Year    Salary   (a)      (b)    Stock  ia-     ive     tion
Position                                           Awards tion    Plan    (c)
                                                         Rights  Payout
                                                                s
Robert V. Silva   2003    $211,150 $0       $2,990 0      0       0       0
President and     2002    $211,150 $83,810  $2,000 0      0       0       0
Chief
Executive Officer 2001    $205,000 $0       $2,000 0      0       0       0


Andrew J. Mayer,  2003    $172,000 $0       $2,327 0      0       0       0
Jr.
Vice President-   2002    $172,000 $60,690  $1,720 0      0       0       0
Finance, Chief    2001    $167,000 $0       $1,658 0      0       0       0
Financial Officer
and Secretary

     (a) Bonuses awarded to the Chief Executive Officer and the Named Executive Officer for Fiscal 2002 were the first bonuses paid to either Officer since 1997. The bonuses approximate 40% of the difference between (a) the sum of actual salary received from the Company for the years 1992 through 2000, and (b) the sum their adjusted salary would have equaled for each of the years 1992 through 2000 if escalated for increases in the consumer price index.

     (b) In each case, the amount shown as other annual compensation is the Company's matching contributions to its 401(k) Plan on behalf of the Chief
Executive Officer and the Named Executive Officer during each of Fiscal 2003, Fiscal 2002 and Fiscal 2001. In each of Fiscal 2003, Fiscal 2002 and Fiscal 2001, the Company's 401(k) Plan provided for a match equal to 50% of a participant's contribution to the plan in that year, subject to a maximum of (i) 2% of compensation in that year or (ii) applicable Internal Revenue Service limits.

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

Stock Option Plans

     The following table sets forth, with respect to grants of stock options and stock appreciation rights ("SARs") to the Chief Executive Officer and the Named Executive Officer and the Significant Employee during Fiscal 2003: (a) the number of options granted; (b) the percent the grant represents of total options granted to employees during Fiscal 2003; (c) the per-share exercise price of the options granted; and (d) the expiration date of the options.

Option/Sar Grants In Fiscal 2003

                              % Of Total
                              Options/SA
                  Options/    Rs*         Exercise
                  SARs        Granted to  or Base     Expiration
Name              Granted     Employees   Price       Date
                  (#)         in          ($/sh)
                              Fiscal
                              Year
Robert V. Silva   0           N/A         N/A         N/A


Andrew J. Mayer,  0           N/A         N/A         N/A
Jr.

*No SARs have been issued by the Company.

     The following table sets forth: (a) the number of shares received and the aggregate dollar value realized in connection with each exercise of outstanding stock options during Fiscal 2003 by the Chief Executive Officer and the Named Executive Officer and the Significant Employee; (b) the total number of all outstanding, unexercised options (separately identifying exercisable and unexercisable options) held by such executive officers as of the end of Fiscal 2003; and (c) the aggregate dollar value of all such unexercised options that are in-the-money (i.e., options as to which the fair market value of the underlying common stock of the Company that is subject to the option exceeds the exercise price of the option), as of the end of Fiscal 2003.

Aggregated Option/Sar Exercises In Fiscal 2003
And Fiscal Year-End Option/Sar Values


                                                     Value of
                                         Number of   Unexercise
                                         Unexercise  d
                                         d           In-the-
                                         Options/SA  Money
                 Shares                  Rs* at      Options/SA
                 Acquired    Value       FiscalYear- Rs* at
Name             on          Realized($  End(#)      FiscalYear-
                 Exercise    )           Exercisabl  End($
                 (#)                     e/          Exercisabl
                                         Unexercisa  e/
                                         ble         Unexercisa
                                                     ble
Robert V. Silva  0           N/A         N/A         N/A


Andrew J.        0           N/A         N/A         N/A
Mayer, Jr.

*No SARs have been issued by the Company.

Compensation of Directors

     Directors of the Company who are not also employees are paid annual directors' fees of $1,875 per calendar quarter, plus $500 for attending each meeting of the board. In Fiscal 2003, Arthur C. Holdsworth, III earned fees of $8,000.

Part III, Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     As of the close of business on March 16, 2004, the Company has issued and outstanding 2,979,190 shares of Common Stock, which figure excludes 1,885,750 shares owned by the Company which are not outstanding and are not eligible to vote.

     Set forth below is a table showing, as of March 16 2004, the number of shares of Common Stock owned beneficially by:

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


Name and Address of
Beneficial Owner and    Number of Shares  Percentage
Identity of Group       Beneficially       of Class
                        Owned

Roger T. Mahan          325,435 (a),(d)      10.9%
3 Timber Ridge Rd.
Far Hills, NJ 07931

Nancy M. Ernst          321,775              10.8%
                        (a),(b),(d)
2229 Washington Valley
Rd.
Martinsville, NJ 08836

Gary A. Mahan           310,601              10.4%
                        (a),(c),(d)
53 Cross Road
Basking Ridge, NJ
07920

Robert V. Silva         73,150 (e)           2.4%
200 Centennial Avenue
Piscataway, NJ 08854

Andrew J. Mayer, Jr.    40,900 (f)           1.5%
200 Centennial Avenue
Piscataway, NJ 08854

Arthur C. Holdsworth,   23,200 (g)           0.8%
III
200 Centennial Avenue
Piscataway, NJ 08854

All executive officers 137,250 (h)           5.0%
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

     (f) Includes 40,000 shares granted pursuant to the Company's 2001 Employee Stock Plan.

     (g) Includes 20,000 shares granted pursuant to the Company's 2001 Employee Stock Plan.

     (h) Includes 110,000 shares granted to the executive officers and director pursuant to the Company's 2001 Employee Stock Plan.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table sets forth as of December 31, 2003 the number of shares of the Company's common stock, the Company's only class of equity securities, issuable upon exercise of outstanding options, warrants and other rights, the weighted average exercise price of such options, warrants and other rights and the number of shares of common stock available for future issuance pursuant to all "equity compensation plans" relating to our common stock. Equity compensation plans include those approved by our shareholders, as well as those not approved by our shareholders, including individual compensation arrangements with one or more of our officers or directors.


              Equity Compensation Plan Information


Plan category   Number of        Weighted-       Number of
                securities to    average         securities
                be issued upon   exercise price  remaining
                exercise of      of outstanding  available for
                outstanding      option warrants future issuance
                options,         and rights
                warrants and
                rights

Equity                -0-              -0-             -0-
compensation
plans not
approved by
security
holders

Equity
compensation
plans approved
by
security                0              $0               0
holders

Total                   0              $0               0



Part III, Item 12.  Certain Relationships and Related Transactions.

    As of December 31, 2003 the Company's accounts include a receivable, created prior to July 2002, of $21,000 for unreimbursed sundry expenses paid on behalf of the President and Chairman of the Board, and his affiliates.

    The Company has provided Marvin H. Mahan, a former officer and director, and former principal shareholder of the Company, and the father of three of the Company's principal shareholders, fuel and service for an automobile since his retirement from the Company. Such expenses totalled approximately $1,000 for each of the years ended December 31, 2003 and 2002, respectively.

    In October 1998, the Company, Marvin H. Mahan and certain entities affiliated with him entered into an agreement which resolved outstanding disputes. The Company had been negotiating with Inmar, Marvin H. Mahan and Tang (collectively, the "Mahan Interests") toward a settlement of disputes with the Company, namely, Inmar's demand for damages for loss of value of property adjoining the Kin-Buc Landfill, the sharing of legal expenses of the suit settled in 1995 pertaining to a site in Carlstadt, New Jersey, and the reimbursement of remediation costs and damages for loss of value at the Piscataway, New Jersey site owned by Tang. Negotiations broadened to include the Mahan Interests' joining in the December 1997 settlement of a derivative suit stemming from litigation regarding the remediation of the Kin-Buc Landfill, the satisfaction of Kin-Buc's judgment against Inmar regarding in-ground clay deposits purchased by Kin-Buc in 1988 and the Mahan Interests' cooperation in the prosecution of the suit against Transtech's excess insurers. In October, 1998 the Company entered into an agreement with the Mahan Interests which resolved such disputes and assigned to the Company all rights of the Mahan Interests, and certain other insured entities affiliated with the Mahan Interests, as insureds and claimants under the excess insurance policies, including those policies which are now the subject of litigation initiated by the Company (see Part I, Item 3, Legal Proceedings). The Company agreed to vacate Kin-Buc's judgment against Inmar in exchange for $480,000 which was paid to the Company from funds deposited with the Superior Court of New Jersey, and to pay $200,000 for the aforementioned assignment of rights under the insurance policies to be paid in two equal installments. The first installment was paid when the Company received the $480,000 from the Superior Court. An amount equal to the second installment was placed in escrow when the funds were received from the Superior Court. The second installment was released from escrow in 2002 when the Company received payment for claims made against the insurance carriers. The Company also agreed to indemnify Marvin H. Mahan for claims that may be made on account of past actions he took in his role as an officer and director of the Company and reimbursed Marvin H. Mahan $68,000 for a portion of the Mahan Interests' legal fees related to the Kin-Buc litigation and their efforts to release the funds held by the Superior Court. The Mahan Interests and the Company exchanged releases from all other claims each has made against the other.

Part III, Item 13.  Exhibits and Reports on Form 8-K.

Exhibits

    The exhibits to this report are listed in the Exhibit Index on pages 39 to 43.

Reports on Form 8-K

    The Company filed a report on Form 8-K dated November 14, 2003 to report the Company's results for the quarter ended September 30, 2003.

Part III, Item 14.  Principal Accountant Fees and Services.

    The following is a summary of the fees billed to the Company by Briggs, Bunting & Dougherty, LLP, its independent certified accountants, for professional services rendered for the fiscal years ended December 31, 2003 and 2002:

Fee Category        Fiscal 2003 Fees        Fiscal 2002 Fees

Audit Fees              $23,000 (a)             $22,000

Audit-Related Fees        5,550                   1,313

Tax Fees                 19,000 (a,b)            17,935 (a,c)

All Other Fees            4,802                   8,320

Total Fees              $52,352                 $49,568

a) Estimated fees, all or in part, based on prior billing for services and discussions with Briggs, Bunting & Dougherty, LLP.

b)  Includes actual billing of $676.

c)  Includes actual billings of $5,934.

    Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Briggs, Bunting & Dougherty in connection with statutory and regulatory filings or engagements.

    Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2003 or 2002.

    Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

    All Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2003 or 2002.

Policy On Audit Committee Pre-Approval Of Audit And Permissible Non-Audit Services Of Independent Auditors.

    The Company has no audit committee. The Board of Directors' policy is to pre approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval would generally be provided for up to one year and any pre- approval would be detailed as to the particular service or category of services, and would be subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.


Signatures


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2004       TRANSTECH INDUSTRIES, INC.
                        (Registrant)

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


March 30, 2004          /s/ Robert V. Silva
Robert V. Silva, President and
                            Chief Executive Officer and Director
                            (Principal Executive Officer)


March 30, 2004          /s/ Andrew J. Mayer, Jr.
Andrew J. Mayer, Jr.
                            Vice President-Finance, Chief
                            Financial Officer, Secretary and
                            Director (Principal Financial and
                            Accounting Officer)

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

10 (y) Settlement Agreement and Mutual Release dated May 31, 1994 among Transtech Industries, Inc. and certain of its subsidiaries and affiliates, Inmar Associates, Inc. and certain of its affiliates, Marvin H. Mahan, Roger T. Mahan and The City Insurance Company: See "D" below.
                                                       Sequential
Exhibit No.                                             Page No.

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

10 (aw) Stock Purchase Agreement dated as of October 24, 1995 between ValveCo Inc. and THV Acquisition Corp. (without schedules): See "G" below.

10 (ax) Amended and Restated Stock Purchase Agreement dated as of January 15, 1996 among THV Acquisition Corp., ValveCo Inc., Transtech Industries, Inc., Hunt Valve Company, Inc. and Terold N.V., with exhibits, and letter agreement dated February 5, 1990 among THV Acquisition Corp., ValveCo Inc. and Transtech Industries, Inc.: See "H" below.
                                                       Sequential
Exhibit No.                                             Page No.

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

10(bf)    Incentive Stock Option Plan of Transtech Industries, Inc.
          dated November 8, 1985:  See "O" below.
                                                                   Sequential
Exhibit No.                                                          Page No.


11        Statement regarding computation of net loss                     44
          per share

13        Annual Report to Stockholders                             45 - 106

14        Code of Ethics                                           107 - 110

21        Subsidiaries of the Registrant                                 111

31(a)     Certification Pursuant to Rules 13a-14(a) and            112 - 113
          15d-14(a) of the Securities Exchange Act of 1934 and Section
          302  of  the  Sarbanes-Oxley Act of 2002 by Chief  Executive
          Officer

31(b)     Certification Pursuant to Rules 13a-14(a) and            114 - 115
          15d-14(a) of the Securities Exchange Act of 1934 and Section
          302  of  the  Sarbanes-Oxley Act of 2002 by Chief  Financial
          Officer

32(a)     Certification Pursuant to 18 U.S.C. Section                    116
          1350,  as  Adopted Pursuant to Section 906 of the  Sarbanes-
          Oxley Act of 2002 by Chief Executive Officer

32(b)     Certification Pursuant to 18 U.S.C. Section                    117
          1350,as  Adopted  Pursuant to Section 906 of  the  Sarbanes-
          Oxley Act of 2002 by Chief Financial Officer


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