Form 10QSB
period 2004-03-31
TRANSTECH INDUSTRIES INC
filed 2004-05-17
CIK 87799

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           ___________

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2004

                              or

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,979,190 shares of common stock, $.50 par value, outstanding as of March 31, 2004. In addition, at such date, the issuer held 1,885,750 shares of common stock, $.50 par value, in treasury.

Transitional Small Business Disclosure Format
(Check One): Yes     No  X
                                               Page 1 of 41 pages
                                         Exhibit index on page 34

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED March 31, 2004

                            I N D E X

                                                          Page(s)
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

      Consolidated Balance Sheets as of March
        31, 2004 and December 31, 2003                      3 - 4

      Consolidated Statements of Operations for the
        Three Months Ended March 31, 2004 and 2003              5

      Consolidated Statements of Cash Flows for the
        Three Months Ended March 31, 2004 and 2003          6 - 7

      Notes to Consolidated Financial Statements           8 - 14

Item 2. Management's Discussion and Analysis
        or Plan of Operation                              15 - 26

Item 3. Controls and Procedures                                27

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                 28 - 30

Item 2. Changes in Securities                                  30

Item 3. Defaults Upon Senior Securities                        30

Item 4. Submission of Matters to a Vote of
        Security Holders                                       31

Item 5. Other Information                                      31

Item 6. Exhibits and Reports on Form 8-K                  31 - 32

SIGNATURES AND CERTIFICATIONS                                  33

EXHIBIT INDEX                                                  34

EXHIBITS                                                  35 - 41

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)

                             ASSETS

                                       March 31,     December 31,
                                          2004          2003
                                      (Unaudited)   ____________
CURRENT ASSETS
  Cash and cash equivalents            $  4,052         $ 4,322
  Marketable securities                     979             971
  Accounts receivable - trade (net of       329             330
allowance for doubtful accounts of
$58)
  Refundable state income taxes              -               80
  Deferred tax asset                         44              48
  Recoverable closure costs from escrow     167             176
fund
  Escrowed proceeds from sale of            123             123
subsidiary
  Prepaid expenses and other                307            210

      Total current assets                6,001          6,260

PROPERTY, PLANT AND EQUIPMENT
  Machinery and equipment                 3,085          3,085
  Less accumulated depreciation          (2,839)        (2,830)
      Net property, plant and equipment     246            255

OTHER ASSETS
  Assets held for sale                    1,312          1,312
  Other                                     224            224

      Total other assets                  1,536          1,536

TOTAL ASSETS                            $ 7,783        $ 8,051






         See Notes to Consolidated Financial Statements

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     PART I - FINANCIAL INFORMATION, Cont'd

               CONSOLIDATED BALANCE SHEETS, Cont'd
                           (In $000's)

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                        March 31,    December 31,
                                          2004          2003
                                      (Unaudited)    ___________
CURRENT LIABILITIES
  Current portion of long-term debt    $     16        $    15
  Accounts payable                          224            240
  Accrued income taxes and related
    interest                              4,008          4,063
  Accrued salaries and wages                 24             41
  Deferred income taxes                      -               3
  Accrued miscellaneous expenses            885            818

        Total current liabilities         5,157          5,180

OTHER LIABILITIES
  Long-term debt                             49             54
  Accrued remediation and closure costs   2,054          2,056

        Total other liabilities           2,103          2,110

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.50 par value,           2,432          2,432
10,000,000 shares authorized:
4,864,940 shares issued
  Additional paid-in capital              1,450          1,450
  Retained earnings                       7,648          7,886
  Accumulated other comprehensive income
(loss)                                        7              7

        Subtotal                         11,537         11,775
  Treasury stock, at cost - 1,885,750   (11,014)       (11,014)
shares

        Total stockholders' equity
          (deficit)                         523            761

TOTAL LIABILITIES AND STOCKHOLDERS'     $ 7,783        $ 8,051
EQUITY (DEFICIT)

       See Notes to Consolidated Financial Statements

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)

                                          For the Three Months Ended
                                                   March 31,
                                              2004        2003
NET OPERATING REVENUES                        $  63     $  115

COST OF OPERATIONS
  Direct operating costs                         58         71
  Selling, general and administrative
    expenses                                    340        384
    Total cost of operations                    398        455

INCOME (LOSS) FROM OPERATIONS                  (335)      (340)

OTHER INCOME (EXPENSE)
  Investment income (loss)                       16         49
  Interest expense                               (1)        (1)
  Interest (expense) credit related to income
taxes payable                                   (58)       (77)
  Gain (loss) from sale of securities            -          (5)
  Miscellaneous income (expense)                 18         19
    Total other income (expense)                (25)       (15)

INCOME (LOSS) BEFORE INCOME TAX
  EXPENSE (BENEFIT)                            (360)      (355)

  Income tax expense (benefit)                 (122)        -

NET INCOME (LOSS)                            $ (238)    $ (355)

INCOME (LOSS) PER COMMON SHARE:

NET INCOME (LOSS)                             $(.08)     $(.12)

NUMBER OF SHARES USED IN CALCULATION      2,979,190   2,979,190



         See Notes to Consolidated Financial Statements

                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

                PART I - FINANCIAL INFORMATION, Cont'd

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In $000's)
                              (Unaudited)

                                          For the Three Months Ended
                                                     March 31,
                                               2004       2003
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers             $    65    $   134
    Cash paid to suppliers and employees        (443)      (629)
    Interest and dividends received               16         49
    Interest paid                                 (1)        (1)
    Other income received                         18         19
    Income taxes (paid) refunded                  89     (1,072)
  Net cash provided by (used in)
    operating activities                        (256)    (1,500)

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale and maturity of
      marketable securities                       -       1,865
    Purchase of marketable securities             (8)      (519)
    Purchase of property, plant and equipment
                                                  -         (34)
      Net cash provided by (used in)
        investing activities                      (8)     1,312

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt          (4)        (2)
    Proceeds from equipment financing             -          -
    Payment of remediation and closure costs      (2)        (1)
      Net cash provided by (used in) financing
activities                                        (6)        (3)

  NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                            (270)      (191)
  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE YEAR                                4,322      3,779
  CASH AND CASH EQUIVALENTS AT END OF
    THE QUARTER                              $ 4,052    $ 3,588

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                           (In $000's)
                           (Unaudited)

                                          For the Three Months Ended
                                                March 31,
                                              2004        2003
RECONCILIATION OF NET INCOME (LOSS) TO NET
CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES:
NET INCOME (LOSS)                            $ (238)    $  (355)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
    Depreciation and amortization                 9           9
    (Gain) loss from sale of securities          -            5
    Increase (decrease) in deferred taxes        -           (3)
    (Increase) decrease in assets:
      Accounts and notes receivable, -net         1          18
      Refundable state income taxes              80          -
      Prepaid expenses and other                (97)        (18)
      Escrowed proceeds from sale of subsidiary
                                                 -           (1)
    Increase (decrease) in liabilities:
      Accounts payable and accrued               44        (164)
expenses
      Accrued income taxes and related interest (55)       (991)

NET CASH PROVIDED BY (USED IN) OPERATING     $ (256)    $(1,500)
ACTIVITIES


         See Notes to Consolidated Financial Statements

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     PART I - FINANCIAL INFORMATION, Cont'd

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

      The accompanying financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of this Form 10-QSB may wish to refer to the Company's Form 10-KSB for the year ended December 31, 2003 for further information.

The financial information has been prepared in accordance with the Company's customary accounting practices except for certain reclassifications to the 2003 financial statements in order to conform to the presentation followed in preparing the 2004 financial statements. Quarterly financial information has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature except as disclosed herein.

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

NOTE 2 - GOING CONCERN UNCERTAINTY

          The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant operating losses in each of the prior five years and it is anticipated that such operating losses will continue as general and administrative expenses are expected to exceed the Company's available earnings from its remaining operating businesses in the near-term. The Company has accrued $4.8 million for taxes and interest relating to the settlement of issues raised by the Internal Revenue Service resulting from audits of the Company's consolidated Federal income tax returns for the years 1980 through 1991. This tax liability is now due (See Note 8). The Company has been aggressively pursuing numerous alternatives to raise funds, including: (i) continuing legal claims against non-settling insurance carriers for recovery of past remediation costs, (ii) the collection of amounts due the Company, and (iii) the disposition of all of its non-operating assets held for sale (See Note 7). Toward this end the Company successfully completed a settlement of its claims against certain excess insurance carriers in 1999, 2000 and 2001, and the sale of certain operations and certain property held for sale during the period of 1995 through 1998. However, the Company is currently unable to determine whether the timing and the amount of cash generated from these continuing efforts will be sufficient to discharge the Company's tax liability, contingent obligations and its continuing operating liabilities as they come due. The consolidated financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

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

      At March 31, 2004, the Company's marketable securities consisted of bond mutual funds classified as available-for-sale and are carried at their fair value of $979,000, with a cost of $968,000, and gross unrealized gains of $11,000. The amount of net unrealized gains included in stockholders' equity as of March 31, 2004 was unchanged from its value as of December 31, 2003. None of the available-for-sale securities matured or were sold during the period in 2004. During the same period for 2003, the Company realized gross gains of $2,000 and gross losses of $7,000 from the sale of marketable securities.

NOTE 4 - TRADE RECEIVABLE

          Accounts receivable-trade as of March 31, 2004 and December 31, 2003 includes $304,000, net of reserves, related to a project at the Southern Ocean Landfill ("SOLF") in New Jersey. On May 15, 2000 the Company's capping plan for SOLF was approved by the New Jersey Department of Environmental Protection ("NJDEP") (the "Capping Plan"). Tipping fees generated from the deposit of the recycled materials used in the implementation of the plan were paid into an escrow fund from which the Capping Plan costs are paid. The Capping Plan was modified to, among other provisions, provide funding of certain closure activities by the county and state. Escrow accounts from which project expenses are paid held $553,000 as of March 31, 2004. The Capping Plan has been substantially completed and final specifications of the work performed are being prepared for submission to the NJDEP for its review. Amounts due the Company are expected to be collected upon completion of the NJDEP review of invoices to be paid and documentation of the work performed.

NOTE 5 - ESCROWED PROCEEDS FROM INSURANCE CLAIM SETTLEMENT

      In conjunction with the 1997 settlement of the litigation related to the Kin-Buc Landfill, the Company agreed that SCA Services, Inc., an affiliate of Waste Management, Inc., may make claim, not to exceed $3.5 million, to a portion of the proceeds from the Company's litigation against its excess insurance carriers. In accordance with the terms of the 1997 settlement, $3.5 million of the Company's settlement proceeds received in 2002 are held in escrow until the amount of such claim is determined. The Company will recognize income equal to the amount of the escrow remaining after payment of the amount due SCA Services, Inc. in the period such funds are released from escrow. For further discussion of the SCA Services, Inc. matter, and the litigation of claims against excess insurance carriers, see Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of this Form 10-QSB.

NOTE 6 - ESCROWED PROCEEDS FROM SALE OF SUBSIDIARY

      On March 1, 1996, the Company's wholly-owned subsidiary, THV Acquisition Corp. ("THV"), sold all of the issued and outstanding stock of Hunt Valve Company, Inc. ("Hunt") to ValveCo, Inc. A portion of the net cash proceeds of the sale was placed in an interest bearing escrow account to secure the
Company's indemnification obligations to the purchaser under the purchase agreement. The escrow will terminate upon the earlier to occur of (i) the release of all funds from escrow in accordance with the terms thereof or (ii) the later to occur of (x) the expiration of the applicable statute of limitations for the assessment of federal income taxes for all taxable years with respect to which Hunt was a member of the Company's consolidated tax group and (y) the satisfaction by the Company of all assessments or other claims by the Internal Revenue Service (the "Service") for taxes of the consolidated tax group during such years. No indemnification claims have been asserted. The escrowed funds with accrued interest income equal $123,000 as of March 31, 2004 and December 31, 2003, and are classified as current in the accompanying balance sheet since it is anticipated that the funds will be released within twelve months.

NOTE 7 - ASSETS HELD FOR SALE

     Assets held for sale consist primarily of real estate which is carried at a cost of $1,312,000 as of March 31, 2004 and December 31, 2003. The real estate included in this category consists of approximately 430 acres located in Deptford, N.J. (including approximately 100 acres upon which the landfill, owned and operated by the Company's subsidiary Kinsley's Landfill, Inc. is situated). The Company entered into an agreement during 2001 for the sale of approximately 60 acres with a scheduled closing date of October 2004. The buyer has begun paying non-refundable installments toward the purchase price. Such installments totaled $66,000 through March 31, 2004 and have been treated as un-earned income for financial presentation purposes and will be recognized as income upon completion or termination of the contract. The Company is actively pursuing the disposition of the remaining properties. However, given the proximity of the properties to the landfill and the location of wetlands on certain properties, the Company is unable to determine when such sale(s) will ultimately be consummated.

NOTE 8 - INCOME TAXES

     The provision (credit) for income taxes for the three months ended March 31 consists of the following (in 000's):

                                           2004           2003
     Provision for operations
       Currently payable (refundable):
         Federal                           $ 122          $   -
         State                                -               -
                                             122              -
       Deferred:
         Federal                              -               -
         State                                -               -
                                              -               -
       Total income tax provision (credit) $ 122          $   -

      Accrued income taxes as of March 31, 2004 includes $4,799,000 for federal income taxes, plus federal and state interest, with respect to the Company's tax liability for the years 1980 through 1991.

During October 2000, the Company concluded litigation, which it commenced in 1994, with the Service in Tax Court over the Company's tax liability for taxable years 1980-88 and certain issues from taxable years 1989-91. The Company settled all of the issues before the Tax Court and reached agreement with the Service on its tax liability for all of the subsequent taxable years through 1996. The Company has been assessed $905,000 of federal income tax after taking into account available net operating losses and tax credits. The Company estimates that, as of March 31, 2004, approximately $896,000 of tax and $3,877,000 of federal interest is owed. The Company has paid the portion of the federal assessment related to 1995; $9,000 for taxes and $5,000 for interest. The Company paid state income taxes and interest of $80,000 in 2003 with the filing of amended state tax returns reflecting adjustments to previously reported income resulting from the settlements with the Service.
State tax authorities may assert that additional interest and penalties are owed in connection with the state tax liability arising from these settlements. The Company will decide whether to challenge any such state tax penalties if and when they are asserted. The aggregate tax obligation resulting the
Company's settlement with the Service of the Tax Court litigation and subsequent taxable years equals approximately $5,002,000 (plus additional interest accruing from March 31, 2004 until the obligations are settled).

      During March 2001, the Company filed an Offer in Compromise with the Service which requested a reduction in the amount due and permission to pay the reduced obligation in installments. This offer was rejected by the Service, and in March 2002 the Company appealed the Service's rejection of its offer. During December 2003, the Company and the Service began discussions of the Company's offer as a result of the appeal. The Company submitted a revised offer during April 2004 and discussions with the Service regarding the revised offer continue.

NOTE 9 - REMEDIATION AND CLOSURE COSTS

      The Company and certain subsidiaries previously participated in the resource recovery and waste management industries. These activities included the hauling of waste, waste treatment and the operation of three landfills. Although the landfills are now closed, the Company continues to perform post-closure remediation activities on one of the two owned landfills and one landfill on property previously leased from a third party, and has both incurred, and accrued for, substantial costs associated therewith.

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

      The Company's accruals for post-closure remediation activities equal the present value of its allocable share of the estimated future costs related to a site less funds held in escrow for such purposes. Such estimates require a number of assumptions, and therefore may differ from the ultimate outcome. The costs of litigation associated with a site are expensed as incurred.

      As of March 31, 2004, the Company has accruals totaling $10.8 million for its estimated share of remediation and closure costs in regard to the Company's former landfill operations, approximately $8.8 million of which is held in trusts and maintained by trustees for financing of the estimated $10.7 million required to fund the closure plan related to the landfill in Deptford, New Jersey owned by the Company's subsidiary, Kinsley's Landfill, Inc.

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

Discussion of Critical Accounting Policies

      For a discussion of the Company's critical accounting policies, see the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

Results of Operations

      The three months ended March 31, 2004 compared to the three months ended March 31, 2003

      Consolidated revenues by business segment for the three months ended March 31, 2004 and 2003 were as follows (in $000):

                                  2004       2003
     Environmental Services       $245       $268
     Electricity Generation         63         65
       Subtotal                    308        333
     Intercompany                 (245)      (218)
       Net                        $ 63       $115

      Consolidated net revenues for the three months ended March 31, 2004 were $63,000 compared to $115,000 reported for the same period of 2003.

      The environmental services segment provides construction, remedial and maintenance services at landfills, commercial and industrial sites, and manages methane gas recovery operations. The environmental services segment reported gross operating revenues (prior to elimination of intercompany sales) of $245,000 for the three months ended March 31, 2004 compared to $268,000 for the period in 2003; a decrease of $23,000 or 9%. All of the environmental services segment's revenues for the period in 2004, compared to $218,000 or 81% for last year, were for services provided to other members of the consolidated group and therefore eliminated in consolidation. Third party sales were $50,000 for the period in 2003. Substantially all the third party sales during 2003 were to three customers.

     A portion of the reduction in environmental services third party sales for the period in 2004 is attributable to the substantial completion of work at the Southern Ocean Landfill ("SOLF"), located in Ocean County, New Jersey. The Company's capping plan for SOLF was approved by the New Jersey Department of Environmental Protection ("NJDEP") on May 15, 2000 and subsequently amended (the "Capping Plan"). The Capping Plan was limited to the grading and capping of the 12 acre lined portion of SOLF and called for the use of recycled materials where possible in the implementation of the plan. The Company performed certain of the construction activities, sub-contracted other activities and performed all managerial functions required under the Capping Plan, as well as acted as SOLF's agent to solicit the recycled materials. Work was substantially completed during September 2003 and final specifications of the work performed are being prepared for submission to the NJDEP for its review. The Company recognized revenue of $19,000 related to this site during the three months ended March 31, 2003 and the accounts receivable - trade related to SOLF as of March 31, 2004 and December 31, 2003, was $304,000.

      The Company's environmental services segment continues to perform closure activities on sites previously operated by the Company's subsidiaries. Work performed on a landfill owned by the Company, the Kinsley's Landfill, is submitted for reimbursement to an escrow account established to finance the closure activities at the site. The portion of the Company's gross revenue derived from such escrow account was approximately $242,000 and $217,000 for services performed during the three months ended March 31, 2004 and 2003, respectively. Such amounts are included in the amount of intercompany sales reported above, and eliminated in the calculation of net operating revenue. The Company has submitted a re-capping plan for this site to the NJDEP for its approval. The re-capping plan called for the use of recycled materials to fill depressions and re-contour the top of the mound, and the installation of a synthetic liner on surfaces currently lacking a synthetic liner. The plan envisions that the work be funded by tipping fees charged for the deposit of the recycled materials onto the site. The Company is currently evaluating modifications to the re-capping plan proposed by NJDEP. If approved, the work would be performed in phases in an attempt to minimize impacts, if any, from future changes in the markets for recycled material.

      Revenues from the segment which generates electricity using methane gas as fuel were approximately $63,000 and $65,000 for the three months ended March 31, 2004 and 2003, respectively. Methane gas is a component of the landfill gas generated by a landfill site owned by the Company and located in Deptford, New Jersey. The electricity generating facility consists of four diesel/generating units each capable of generating approximately 11,000 kWh/day when operating at 85% capacity. Only two of the four diesel/generating units are operating. The two non-operating units require major repairs. The Company is considering alternatives to the current operation, including offers to purchase the electricity generating operations before investing in the repairs of the units. Electricity generated is sold pursuant to a long-term contract with a local utility. The contract has three years remaining. Revenues are a function of the number of kilowatt hours sold, the rate received per kilowatt hour and capacity payments. The Company sold 1.26 million kWh and 1.17 million kWh during the three months ended March 31, 2004 and 2003, respectively. Engineering studies indicate sufficient quantities of gas at the landfill to continue the operation of the facility for approximately nine years. Elements of the landfill gas are more corrosive to the equipment than traditional fuels, resulting in more hours dedicated to repair and maintenance than with equipment utilizing traditional fuels.

      Consolidated direct operating costs for the three months ended March 31, 2004 were $58,000, a decrease of $13,000 or 18% when compared to $71,000 reported for 2003. Costs of the environmental services segment decreased due primarily to the decrease in material and supplies incurred for the SOLF project. The costs of the electricity generating segment increased for the three months ended March 31, 2004 compared to the period in 2003, due primarily to increased equipment operating and repair costs.

      Consolidated selling, general and administrative expenses for the three months ended March 31, 2004 were $340,000, a net decrease of $44,000 or 11% from $384,000 reported for the same period in 2003. The net decrease in expenses was primarily due to increases in insurance expense, employee compensation and related expenses offset by decreases in professional fees. The operating costs of the non-operating subsidiaries, consisting primarily of insurance premiums, franchise, corporate and real estate taxes, aggregated approximately $11,200 and $8,500 for the period in 2004 and 2003, respectively. Significant professional fees and administrative costs continue to be incurred in support of the Company's ongoing litigation, tax dispute, business development and asset divestiture efforts (see "Liquidity and Capital Resources - Liquidity").

      The Company's consolidated operating loss for the three months ended March 31, 2004 was $335,000 versus $340,000 for the period in 2003, a decrease of $5,000.

     Consolidated investment income was $16,000 for the three months ended March 31, 2004, a decrease of $33,000 from $49,000 reported for the comparable period in 2003. The decrease is primarily due to the reduction in funds available for investment.

      Consolidated interest expense was $1,000 for both the three months ended March 31, 2004 and 2003.

      Interest reported as "Interest (expense) credit related to income taxes payable" represents the increase or decrease in the amount of interest accrued on estimated income taxes payable as a result of the Company's tax litigation referred to below. Interest expense of $58,000 and $77,000 was reported for the three months ended March 31, 2004 and 2003, respectively.

     Loss from the sale of marketable securities was $5,000 for the three months ended March 31, 2003. There were no sales of marketable securities for the period in the current year.

     Consolidated miscellaneous income for the three months ended March 31, 2004 and 2003 was $18,000 and $19,000, respectively. Miscellaneous income for the period in 2004 and 2003 consists primarily of net rental/royalty income received from the rental and lease of certain of the Company's real property.

      Provision for income tax expense (benefit) recognized for the three months ended March 31, 2004 was a benefit of $122,000. No provision was recognized for the three months ended March 31, 2003.

      Consolidated net loss for the three months ended March 31, 2004 was $(238,000) or $(.08) per share, compared to a net loss of $(355,000) or $(0.12)
per share, for the three months ended March 31, 2003.

Liquidity and Capital Resources

General

      The Company faces significant short-term and long-term cash requirements for (i) federal and state income taxes and interest which have been assessed and are now due as discussed below and in the notes to the Company's consolidated financial statements for the period ended March 31, 2004, (ii) funding remediation costs and other expenses associated with sites of past operations, and (iii) funding its professional and administrative costs.

      As discussed in detail below, the Company and the Internal Revenue Service (the "Service") has settled all issues before the U.S. Tax Court regarding the Company's tax liability for the years 1980 through 1991, and the federal and state income tax obligations stemming from the settlements are now due. The total unpaid tax obligations have been estimated at $4.8 million as of March 31, 2004. Although the value of the Company's total cash and marketable securities are greater than the amount of the assessed tax obligations, the total cash and marketable securities remaining after an immediate payment of the full amount of the tax obligation may be insufficient funds to satisfy the Company's other obligations and meet its operating expenses as they come due. In addition, the Company's past participation in the waste handling, treatment and disposal industries subjects the Company to future events or changes in environmental laws or regulations, which cannot be predicted at this time, which could result in material increases in remediation and closure costs, and other potential liabilities that may ultimately result in costs and liabilities in excess of its available financial resources.

     The Company continues to pursue the sale of assets held for sale and claims against certain excess insurers, as discussed below. However, no assurance can be given that the timing and amount of the proceeds from such sales and claims will be sufficient to meet the cash requirements of the Company as they come due. In addition, the Company cannot ascertain whether its remaining operations and funding sources will be adequate to satisfy its future cash requirements.

      In the event of an unfavorable resolution of the issues discussed below, which include claims against the Company by the United States Environmental Protection Agency, the Company's challenge of the arbitrator's award to SCA Services, Inc., the Company's appeal of the rejection of its Offer in Compromise by the Service, or should the proceeds of asset sales be insufficient to meet the Company's future cash requirements, including its tax liabilities, then, if other alternatives are unavailable at that time, the Company will be forced to consider a plan of liquidation of its remaining assets, whether through bankruptcy proceedings or otherwise.

Statement of Cash Flow

     Net cash flow used in operating activities for the three months ended March 31, 2004 and 2003 was $256,000 and $1,500,000, respectively. The primary use of cash during the period in 2003 was the payment of approximately $1,000,000 toward estimated federal and state income tax due for 2002. Cash flows used in investing activities for the three months ended March 31, 2004 was $8,000 versus a source of $1,312,000 for the period in 2003. The amount reported for 2003 reflects proceeds from the sale or maturity of marketable securities used to finance operations or retained as cash equivalents. Cash flows used in financing activities was $6,000 compared to a use of $3,000 for the period last year, due primarily to an increase in landfill closing costs incurred at a site financed from the Company's general funds. Funds held by the Company in the form of cash and cash equivalents increased as of March 31, 2004 to $4,052,000 from $3,588,000 reported for the period in 2003.

      Working capital surplus was $844,000 as of March 31, 2004 versus a surplus of $1.1 million as of December 31, 2003, and the ratio of current assets to current liabilities was 1.2 to 1 as of March 31, 2004 and December 31, 2003.

Taxes

      During October 2000, the Company concluded litigation it began in 1994 against the Service in Tax Court regarding the Company's tax liability for taxable years 1980-91. The Company settled all of the issues before the Tax Court and reached an agreement with the Service as to its tax liability for all taxable years through 1996. After taking into account available net operating losses and tax credits, the Company has been assessed $905,000 of federal income tax as a result of these settlements. The Company estimates that, as of March 31, 2004, approximately $896,000 of tax and $3,856,000 of federal interest are owed. The Company has paid the portion of the federal assessment related to 1995; $9,000 for taxes and $5,000 for interest. The Company paid state income taxes and interest of $80,000 in 2003 with the filing of amended state tax returns reflecting adjustments to previously reported income resulting from the settlements with the Service. State tax authorities may assert that additional interest and penalties are owed in connection with the state tax liability arising from these settlements. The Company will decide whether to challenge any such state tax penalties if and when they are asserted. The aggregate tax obligation resulting the Company's settlement with the Service of the Tax Court litigation and subsequent taxable years equals approximately $5,002,000 (plus additional interest accruing from March 31, 2004 until the obligations are settled).

      In March 2001, the Company filed an Offer in Compromise with the Service which requested a reduction in the amount due and permission to pay the reduced obligation in installments. This offer was rejected by the Service, and in March 2002 the Company appealed the Service's rejection of its offer. During December 2003, the Company and the Service began discussions of the Company's offer as a result of the appeal. The Company submitted a revised offer during April 2004 and discussions with the Service regarding the revised offer continue.

Remediation and Closure Costs

      As of March 31, 2004, the Company has accrued $10.8 million for its estimated share of remediation and closure costs related to the Company's former landfill and waste handling operations. Approximately $8.8 million is held in trust and maintained by trustees for the post-closure activities of one site located in Deptford, New Jersey (see Note 9 to the Company's Consolidated Financial Statements).

      The Kin-Buc Landfill, located in Edison, New Jersey, was operated on parcels of property owned and leased by the Company's subsidiary, Kin-Buc, Inc. ("Kin-Buc"). The Kin-Buc Landfill and certain neighboring areas are undergoing remediation under Administrative Orders issued by the United States Environmental Protection Agency ("EPA") in September 1990 and November 1992 to the Company and other responsible parties including SCA Services, Inc. ("SCA"), which is an affiliate of Waste Management, Inc. ("WMI"). The Company initiated a suit in 1990 against generators and transporters of waste deposited at the site with the intent of obtaining contribution toward the cost of remediation. On December 23, 1997, the Company entered into four agreements which settled lawsuits related to the allocation of such costs of remediation. One of the December 23, 1997 agreements provided SCA's commitment to defend and indemnify the Company from future liability for the remediation of the site, including an area in the vicinity of the Kin-Buc Landfill known as Mound B. However, the Company remains a responsible party under the aforementioned Administrative Orders issued by EPA, and continues to incur administrative and legal costs complying with such Administrative Orders.

      During May, 2002 the Company and other respondents to the Administrative Orders were named as defendants to a suit filed by the Office of the US Attorney in which EPA seeks reimbursement of costs it allegedly incurred with respect to the Kin-Buc Landfill and penalties for alleged past construction delays at such site. During September 2002, the New Jersey Department of Environmental Protection and New Jersey Spill Compensation Fund filed a similar suit against the same respondents, seeking reimbursement of past costs it has incurred with respect to the site and for alleged natural resource damages. These proceedings have been stayed pending the outcome of mediation of the issues.

      In conjunction with the 1997 settlement of the litigation related to the Kin-Buc Landfill discussed above, the Company agreed to allow SCA to claim, not to exceed $3.5 million, against a portion of the proceeds arising from the Company's October 2001 settlement of litigation against its excess insurance carriers. A dispute regarding the calculation of the amount of such claim was submitted to arbitration for resolution. The arbitrator's award of $3.5 million to SCA is the subject of litigation initiated by the Company in February 2004 (see Part II, Item 1. Legal Proceedings). In accordance with the terms of the 1997 settlement, $3.5 million of the proceeds from the Company's 2001 settlement with certain carriers are held in escrow until the amount of such obligation is determined.

      During November, 2001 EPA filed suit against the Company alleging that the Company is the corporate successor to Chemsol, Inc., the former operator at a Piscataway, New Jersey site owned by Tang Realty, Inc. ("Tang"), and had continued its operations at the site. Tang is a corporation controlled by Marvin H. Mahan, a former director and officer, and former principal shareholder of the Company. Chemsol, Inc. was also affiliated with Mr. Mahan. EPA sought reimbursement of $2.9 million of unallocated remediation costs associated with the site. The Company contested the allegations regarding successorship and the extent of operations it may have conducted at the site. During April 2004, a Consent Decree was executed by the Court that resolved EPA claims against the Company (see Part II, Item 1. Legal Proceedings).

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

Insurance Claims for Past Remediation Costs

      In 1995, the Company commenced suit (the "Lloyds Suit") against its excess insurers who provided coverage during the period of 1965 through 1986. The Company sought to recover past remediation costs and indemnification for future costs incurred in connection with the remediation of various sites located in New Jersey, and for the defense of litigation related thereto. The defendant insurers include various Underwriters at Lloyd's, London, and London Market Insurance Companies, First State Insurance Company and International Insurance Company. The Company had assigned its claims for remediation costs incurred at a site of past operations located in Carlstadt, New Jersey to certain third-parties (the "AT&T Group") in conjunction with the 1995 settlement of certain litigation regarding the remediation costs for such site. A settlement agreement was consummated in February 2002 when the condition that payments by settling insurers into an escrow account must represent at least 84.75% of the negotiated value assigned to the claims was satisfied. The Company's share of the settlement agreement proceeds and interest earned during the collection of the proceeds was approximately $13 million. The Company is pursuing its claims against the non-settling defendants. Some of the non-settling London and London Market insurance companies are insolvent, however the estates of some of these insolvent companies have sufficient assets to make a partial contribution toward claims filed by the Company (see Part II, Item 1. Legal Proceedings). Certain members of the AT&T Group shall receive the first $250,000 that is collected from the non-settling excess insurers, net of attorney fees and expenses, and the Company shall retain the balance of amounts recovered, if any.

      In addition to the portion of the proceeds from the Lloyds Suit set aside for claims by SCA, as discussed above, the Company also agreed that a portion of the proceeds be paid to legal counsel representing the Company in the Lloyds Suit. The Company and legal counsel representing the Company in the Lloyds Suit and certain other matters entered into an engagement agreement that contains as compensation both fixed and contingent fees. The amount of fees due is dependent in-part upon the outcome of the matters. The Company has paid approximately $182,000 toward such fees during 2003 and has accruals of approximately $530,000 as of March 31, 2004 for such fees which are due at the conclusion of the other matters addressed in the engagement agreement.

Assets Held for Sale

     Assets held for sale consist primarily of real estate which is carried at a cost of $1,312,000 as of March 31, 2004. The real estate included in this category consists of approximately 430 acres of predominately vacant property located in Deptford, N.J. (including approximately 100 acres upon which the landfill owned and operated by the Company's subsidiary Kinsley's Landfill, Inc. ("Kinsley's") is situated). The Company is pursuing the disposition of the property through the sale of individual parcels and/or groups of parcels. During May 2001, the Company entered into a contract to sell approximately 55 acres adjoining Kinsley's landfill. The May 2001 contract, as amended during December 2002, contemplates the sale of 60 acres (45 acres usable land and 15 acres of wetlands) for $2.1 million. The contract calls for an October 2004 closing which may be extended by the Buyer for a period not to exceed six months. The sale is contingent upon, among other conditions, the buyer obtaining approval of its plans for the property from applicable local and state agencies. The Buyer has begun paying non-refundable installments toward the purchase price. Such installments totaled $66,000 through March 31, 2004. The Company is unable to determine when sale(s) of the remaining parcels will ultimately be consummated and proceeds received given the proximity of the properties to the landfill and the location of wetlands on certain properties.

Escrowed Proceeds from Sale of Subsidiary

      A portion of the net cash proceeds from the 1996 sale of a subsidiary was placed in an interest bearing escrow account to secure the Company's indemnification obligations to the purchaser under the purchase agreement. The escrow will terminate upon the earlier to occur of (i) the release of all funds from escrow in accordance with the terms thereof or (ii) the later to occur of
(x) the expiration of the applicable statute of limitations for the assessment of federal income taxes for all taxable years with respect to which the subsidiary was a member of the Company's consolidated tax group and (y) the satisfaction by the Company of all assessments or other claims by the Internal Revenue Service for taxes of the consolidated tax group during such years. No indemnification claims have been asserted. During December 2000, the purchaser agreed to release $841,000 from the escrowed funds to the Company when it became evident that the income tax liability for the years covered by the escrow were less than $100,000. The escrowed funds with accrued interest income equal $123,000 as of March 31, 2004.

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


                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

      As previously reported, during November, 2001 the United States Department of Justice ("DOJ") on behalf of the United States Environmental Protection Agency ("EPA"), filed suit against Transtech Industries, Inc. (the "Company"), entitled United States of America v. Transtech Industries, Inc., in the United States District Court, District of New Jersey (Case No. 01-5398 (WGB)), regarding a site owned by Tang Realty, Inc. ("Tang") located in Piscataway, New Jersey (the "Site"). EPA asserted claims under Section 107 of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") for the recovery of certain response costs associated with the site of $2.9 million (the "Response Costs"). EPA alleged that the Company is the corporate successor to the former operator at the Site, Chemsol, Inc., and had continued Chemsol's operations at the Site. The Company contested the allegations regarding successorship, and the extent of operations it may have conducted at the Site. Tang is a corporation controlled by Marvin H. Mahan, a former director and officer, and former principal shareholder of the Company. Mr. Mahan also controlled Chemsol, Inc. Tang and Mr. Mahan were named as defendants in a suit brought by EPA in 2000 seeking contribution toward such unallocated remediation costs. Both suits were consolidated and then stayed pending the outcome of settlement discussions.

      On March 2, 2004, a Consent Decree between the plaintiff United States and defendants Mr. Mahan, Tang and the Company (collectively referred to as "the Defendants") was lodged with the Court for 30 days, pending solicitation of public notice and comment. On March 11, 2004, notice of the settlement was published in the Federal Register at Volume 69, Number 48, p. 11650. The 30 day public comment period expired, and no comments were received. Accordingly, on April 21, 2004, the Court entered the Consent Decree as a final order. The Consent Decree resolves the United States' claims against the Defendants for the Response Costs alleged in the captioned suit. The Defendants did not admit any liability with respect to the transactions or occurrences alleged in the complaints filed against them. In addition, the Company specifically did not admit the allegations that it is a former operator at the Site and/or the corporate successor to Chemsol, Inc.

      The Defendants agreed to pay $150,000 toward reimbursement of the Response Costs within 15 days of entry of the Consent Order by the Court. The Company agreed to contribute $100,000 toward such reimbursement; Mr. Mahan and Tang will contribute the remaining $50,000. Mr. Mahan and Tang also agreed to market and sell the real property owned by them upon which the Site is situated, and certain lots adjourning the Site, to an EPA approved entity, and to convey the net sales proceeds from such sale(s) to EPA for application toward the Response Costs. Net sales proceeds have been defined as gross proceeds from the sale less applicable income and other taxes due from the sale, and any real estate taxes owed on the property. Mr. Mahan and Tang also agreed to establish an escrow account in the amount of $50,000 to fund the expenses incurred for the marketing and transfer of all of the property. Any balance remaining in the escrow upon completion of the sale of all of the property will be applied to the Response Costs. In exchange, EPA agreed not to sue or take administrative action against the Defendants pursuant to Sections 106 and 107(a) of CERCLA with respect to the Site, once the obligations of the Defendants stipulated in the Consent Decree are satisfied.

      In conjunction with the 1997 settlement of the litigation related to the Kin-Buc Landfill discussed above, the Company agreed to allow SCA to claim against a portion of the proceeds, arising from its lawsuit against its excess insurance carriers, discussed above. The maximum amount which could be found to be payable to SCA from the Lloyds Suit settlement proceeds, $3.5 million, was placed in escrow until the amount of such obligation is determined in accordance with the terms of the 1997 settlement. A calculation of the amount due pursuant to the 1997 Agreement was presented to SCA during March 2002. SCA subsequently notified the Company of its objection to values utilized in that calculation, contending it was owed $3.5 million. Unable to resolve the disputed issues, during August 2002 the Company and SCA submitted the dispute regarding the amount due to binding arbitration for resolution in accordance with the terms of the 1997 Agreement. On February 6, 2004 the arbitrator issued the final of three rulings, finding in favor of SCA awarding it $3.5 million.

On February 24, 2004 the Company commenced two separate actions in an attempt to either vacate or modify the arbitrator's award. The first action entailed the filing of a civil complaint in the United States District Court for the District of New Jersey, entitled Transtech Industries, Inc. v. SC Holdings, Inc.. SC Holdings, Inc. is the alleged corporate successor to SCA. The second action was the filing of a motion under an existing case in the United States District Court for the District of New Jersey entitled Transtech Industries, Inc., et al. vs. A&Z Septic Clean, et al. (Civil Action No. 2-90-2578(HAA)) under which claims related to the 1997 Agreement had been addressed. On February 17, 2004 SC Holdings, Inc. filed a complaint against the Company in the Supreme Court of New Jersey, Law Division, Middlesex County entitled SC Holdings, Inc. f/k/a SCA Services, Inc. v. Transtech Industries, Inc. (Docket No. L-1214-04). SCA sought the Court's confirmation of the arbitrator's award and a judgment in favor of SCA of $3.5 million. During April 2004, the Company and SC Holdings, Inc. agreed to be bound by the decisions and final unappealable orders rendered in the existing United States District Court case (Civil Action No. 2-90-2578(HAA)). Accordingly, SC Holdings, Inc. agreed to dismiss the suit initiated in Middlesex County and the Company agreed to dismiss the suit initiated with the United States District Court against SC Holdings, Inc. The Company cannot predict the outcome of the action; i.e. if the action will successfully affect the arbitrator's award. The Company will recognize income equal to the amount of the escrow remaining after payment of amounts due SCA in the period such funds are released from escrow.

    As previously disclosed, the Company has also been named as a defendant in litigation related to two sites undergoing remediation, specifically the Kin-Buc Landfill and a site located in Carlstadt, New Jersey. No material developments have occurred with respect to such litigation, or the other pending legal proceedings involving the Company, subsequent to that reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 Reference is made thereto for a description of such litigation, and to the discussion contained in Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of this Form 10-QSB.

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

 b) Reports on Form 8-K

      During the quarter ended March 31, 2004, the Company filed current reports on Form 8-K with the following dates for the reasons provided:

1) February 11, 2004 to announce the results of the arbitration of the dispute between the Company and SCA Services, Inc.;
2) February 27, 2004 to announce actions commenced by the Company to either vacate or modify the above arbitration award;
3) March 5, 2004 to announce a proposed settlement of claims regarding the Chemsol (a/k/a Tang) Superfund site; and
4) March 31, 2004 to report the Company's earnings and results for the year ended December 31, 2003.

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  May 17, 2004          By:  /s/ Robert V. Silva
                                  Robert V. Silva, President
                                  and Chief Executive Officer
                                 (Principal Executive Officer)

                                              and


Date:  May 17, 2004          By:  /s/ Andrew J. Mayer, Jr.
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary
                                 (Principal Financial and
                                  Accounting Officer)



                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                          EXHIBIT INDEX

EXHIBIT                                                                    PAGE
  NO.                                                                       NO.


 11       Computation of Earnings (Loss) Per Common Share                    35

 31(a) -  Certification  Pursuant to Rules 13a-14(a) and  15d-14(a)  of
          the  Securities Exchange Act of 1934 and Section 302  of  the
          Sarbanes-Oxley Act of 2002 by Chief Executive Officer              36

 31(b) -  Certification  Pursuant to Rules 13a-14(a) and  15d-14(a)  of
          the  Securities Exchange Act of 1934 and Section 302  of  the
          Sarbanes-Oxley Act of 2002 by Chief Financial Officer              38

 32(a)    Certification Pursuant to 18 U.S.C. Section 1350,
          as Adopted Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002 by Chief Executive
          Officer                                                            40

 32(b)    Certification Pursuant to 18 U.S.C. Section 1350,
          as Adopted Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002 by Chief Financial
          Officer                                                            41