Form 10QSB
period 2004-06-30
TRANSTECH INDUSTRIES INC
filed 2004-08-13
CIK 87799

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           ___________

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2004

                              or

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,979,190 shares of common stock, $.50 par value, outstanding as of June 30, 2004. In addition, at such date, the issuer held 1,885,750 shares of common stock, $.50 par value, in treasury.

Transitional Small Business Disclosure Format
(Check One): Yes     No  X
                                               Page 1 of 45 pages
                                         Exhibit index on page 38

                           TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED June 30, 2004

                            I N D E X

                                                          Page(s)
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

      Consolidated Balance Sheets as of June
        30, 2004 and December 31, 2003                      3 - 4

      Consolidated Statements of Operations for the
        Six Months Ended June 30, 2004 and 2003                 5

      Consolidated Statements of Operations for the
        Three Months Ended June 30, 2004 and 2003               6

      Consolidated Statements of Cash Flows for the
        Six Months Ended June 30, 2004 and 2003             7 - 8

      Notes to Consolidated Financial Statements           9 - 16

Item 2. Management's Discussion and Analysis
        or Plan of Operation                              17 - 30

Item 3. Controls and Procedures                                31

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                 32 - 34

Item 2. Changes in Securities                                  34

Item 3. Defaults Upon Senior Securities                        34

Item 4. Submission of Matters to a Vote of
        Security Holders                                       35

Item 5. Other Information                                      35

Item 6. Exhibits and Reports on Form 8-K                  35 - 36

SIGNATURES AND CERTIFICATIONS                                  37

EXHIBIT INDEX                                                  38

EXHIBITS                                                  39 - 45

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)

                             ASSETS

                                        June 30,     December 31,
                                          2004          2003
                                      (Unaudited)   ____________
CURRENT ASSETS
  Cash and cash equivalents            $  2,640         $ 4,322
  Marketable securities                   2,095            971
  Accounts receivable - trade (net of       335            330
allowance for doubtful accounts of $58)
  Refundable income taxes                   868             80
  Deferred tax asset                         48             48
  Recoverable closure costs from escrow     173            176
fund
  Escrowed proceeds from sale of            123            123
subsidiary
  Prepaid expenses and other                112            210

      Total current assets                6,394          6,260

PROPERTY, PLANT AND EQUIPMENT
  Machinery and equipment                 3,085          3,085
  Less accumulated depreciation          (2,851)        (2,830)
      Net property, plant and equipment     234            255

OTHER ASSETS
  Assets held for sale                    1,312          1,312
  Other                                     234            224

      Total other assets                  1,546          1,536

TOTAL ASSETS                            $ 8,174        $ 8,051



         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

               CONSOLIDATED BALANCE SHEETS, Cont'd
                           (In $000's)

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                         June 30,    December 31,
                                          2004          2003
                                      (Unaudited)    ___________
CURRENT LIABILITIES
  Current portion of long-term debt    $     16        $    15
  Accounts payable                          160            240
  Accrued income taxes and related
    interest                              1,077          4,063
  Accrued salaries and wages                 25             41
  Deferred income taxes                      -               3
  Accrued miscellaneous expenses            741            818

        Total current liabilities         2,019          5,180

OTHER LIABILITIES
  Long-term debt                             45             54
  Accrued income taxes and related
interest                                  3,788             -
  Accrued remediation and closure costs   2,054          2,056

        Total other liabilities           5,887          2,110

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.50 par value,           2,432          2,432
10,000,000 shares authorized:
4,864,940 shares issued
  Additional paid-in capital              1,450          1,450
  Retained earnings                       7,400          7,886
  Accumulated other comprehensive income
(loss)                                       -               7

        Subtotal                         11,282         11,775
  Treasury stock, at cost - 1,885,750   (11,014)       (11,014)
shares

        Total stockholders' equity
          (deficit)                         268            761

TOTAL LIABILITIES AND STOCKHOLDERS'     $ 8,174        $ 8,051
EQUITY (DEFICIT)

       See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)

                                          For the Six Months Ended
                                                    June 30,
                                              2004        2003
                                              $ 162     $  197
NET OPERATING REVENUES

COST OF OPERATIONS
  Direct operating costs                         94         95
  Selling, general and administrative
    expenses                                    718        823
    Total cost of operations                    812        918

INCOME (LOSS) FROM OPERATIONS                  (650)      (721)

OTHER INCOME (EXPENSE)
  Investment income (loss)                       27         78
  Interest expense                               (2)        (2)
  Interest (expense) credit related to income
taxes payable                                  (116)      (154)
   Gain (loss) from sale of securities           (2)        (1)
  Miscellaneous income (expense)                 67         42
    Total other income (expense)                (26)       (37)

INCOME (LOSS) BEFORE INCOME TAX
  EXPENSE (BENEFIT)                            (676)      (758)

  Income tax expense (benefit)                 (190)        -

NET INCOME (LOSS)                            $ (486)    $ (758)

INCOME (LOSS) PER COMMON SHARE:

NET INCOME (LOSS)                            $ (.16)     $(.25)

NUMBER OF SHARES USED IN CALCULATION       2,979,190   2,979,190



         See Notes to Consolidated Financial Statements

                           TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)

                                          For the Three Months Ended
                                                    June 30,
                                              2004        2003
NET OPERATING REVENUES                        $  99     $   82

COST OF OPERATIONS
  Direct operating costs                         36         24
  Selling, general and administrative
    expenses                                    378        439
    Total cost of operations                    414        463

INCOME (LOSS) FROM OPERATIONS                  (315)      (381)

OTHER INCOME (EXPENSE)
  Investment income (loss)                       11         29
  Interest expense                               (1)        (1)
  Interest (expense) credit related to income
taxes payable                                   (58)       (77)
  Gain (loss) from sale of securities            (2)         4
  Miscellaneous income (expense)                 49         23
    Total other income (expense)                 (1)       (22)

INCOME (LOSS) BEFORE INCOME TAX
  EXPENSE (BENEFIT)                            (316)      (403)

  Income tax expense (benefit)                  (68)        -

NET INCOME (LOSS)                            $ (248)    $ (403)

INCOME (LOSS) PER COMMON SHARE:

NET INCOME (LOSS)                             $(.08)     $(.13)

NUMBER OF SHARES USED IN CALCULATION       2,979,190   2,979,190


         See Notes to Consolidated Financial Statements

                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

                PART I - FINANCIAL INFORMATION, Cont'd

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In $000's)
                              (Unaudited)

                                          For the Six Months Ended
                                                     June 30,
                                               2004       2003
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers             $    126   $   326
    Cash paid to suppliers and employees         (832)   (1,112)
    Interest and dividends received                27        78
    Interest paid                                 (1)        (2)
    Other income received                         67         42
    Income taxes (paid) refunded                  88     (1,689)
  Net cash provided by (used in)
    operating activities                        (525)    (2,357)

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale and maturity of marketable
securities                                       966      3,369
    Net collection (issuance) of note
      receivable                                 (10)        -
    Purchase of marketable securities         (2,102)      (519)
    Purchase of property, plant and equipment
                                                  (1)       (39)
      Net cash provided by (used in)
        investing activities                  (1,147)     2,811

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt          (8)        (3)
    Proceeds from equipment financing             -          -
    Payment of remediation and closure costs      (2)        (2)
      Net cash provided by (used in) financing
activities                                       (10)        (5)

  NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                          (1,682)       449
  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE YEAR                                4,322      3,779
  CASH AND CASH EQUIVALENTS AT END OF
    THE QUARTER                              $ 2,640    $ 4,228

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                           (In $000's)
                           (Unaudited)

                                          For the Six Months Ended
                                                    June 30,
                                              2004        2003
RECONCILIATION OF NET INCOME (LOSS) TO NET
CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES:

NET INCOME (LOSS)                          $  (486)    $  (758)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
    Depreciation and amortization                21         19
    (Gain) loss from sale of securities           2          1
    Increase (decrease) in deferred taxes        -          -
    (Increase) decrease in assets:
      Accounts and notes receivable -net         (5)       138
      Refundable state income taxes            (788)        -
      Prepaid expenses and other                101        (90)
      Escrowed proceeds from sale of subsidiary
                                                 -          (1)
    Increase (decrease) in liabilities:
      Accounts payable and accrued             (173)      (131)
expenses
      Accrued income taxes and related
        interest                                803     (1,535)

NET CASH PROVIDED BY (USED IN) OPERATING     $ (525)   $(2,357)
ACTIVITIES





         See Notes to Consolidated Financial Statements

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     PART I - FINANCIAL INFORMATION, Cont'd

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)

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

      In preparing financial statements in accordance with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates. See Part I, Item 2. Management's Discussion and Analysis or Plan of Operation for additional information regarding the estimates and assumptions the Company makes that affect its financial statements.

NOTE 2 - GOING CONCERN UNCERTAINTY

          The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant operating losses in each of the prior five years and it is anticipated that such operating losses will continue as general and administrative expenses are expected to exceed the Company's available earnings from its remaining operating businesses in the near-term. The Company owes $2.5 million for taxes and interest relating to the settlement of issues raised by the Internal Revenue Service resulting from audits of the Company's consolidated Federal income tax returns for the years 1980 through 1991 (See Notes 8 and 11). The Company has been aggressively pursuing numerous alternatives to raise funds, including: (i) continuing legal claims against non-settling excess insurance carriers for recovery of past remediation costs, (ii) the collection of amounts due the Company, and (iii) the disposition of all of its non-operating assets held for sale (See Note 7). Toward this end the Company successfully completed settlements of its claims against certain excess insurance carriers in 1999, 2000 and 2001, and the sale of certain operations and certain property held for sale during the period of 1995 through 1998. However, the Company is currently unable to determine whether the timing and the amount of cash generated from these continuing efforts will be sufficient to discharge the Company's tax liability, contingent obligations and its continuing operating liabilities as they come due. The consolidated financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

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

      At June 30, 2004, the Company's marketable securities consisted of U. S. Treasury bills classified as available-for-sale and are carried at their fair value of $2,095,000, which is also equal to their cost. Proceeds from the maturity or sale of marketable securities were $966,000 and $3,369,000 for the six months ended June 30, 2004 and 2003, respectively. In addition, the Company realized gross losses of $2,000 from the sale of marketable securities during the six months of 2004. During the same period for 2003, the Company realized gross gains of $7,000 and gross losses of $8,000 from the sale of marketable securities.

NOTE 4 - TRADE RECEIVABLE

          Accounts receivable-trade as of June 30, 2004 and December 31, 2003 includes $304,000, net of reserves, related to a project at the Southern Ocean Landfill ("SOLF") in New Jersey. On May 15, 2000 the Company's capping plan for SOLF was approved by the New Jersey Department of Environmental Protection ("NJDEP") (the "Capping Plan"). Tipping fees generated from the deposit of the recycled materials used in the implementation of the plan were paid into an escrow fund from which the Capping Plan costs are paid. The Capping Plan was modified to, among other provisions, provide funding of certain closure activities by the county and state. Escrow accounts from which project expenses are paid held $470,000 as of June 30, 2004. The Capping Plan has been completed and final specifications of the work performed have been submitted to the NJDEP for its review. Amounts due the Company are expected to be collected upon completion of the NJDEP review of invoices to be paid and documentation of the work performed.

NOTE 5 - ESCROWED PROCEEDS FROM INSURANCE CLAIM SETTLEMENT

      In conjunction with the 1997 settlement of the litigation related to the Kin-Buc Landfill, the Company agreed that SCA Services, Inc., an affiliate of Waste Management, Inc., may make claim, not to exceed $3.5 million, to a portion of the proceeds from the Company's litigation against its excess insurance carriers. In accordance with the terms of the 1997 settlement, $3.5 million of the Company's settlement proceeds received in 2002 are held in escrow until the amount of such claim is determined. The Company will recognize income equal to the amount of the escrow remaining after payment of the amount due SCA Services, Inc. in the period such funds are released from escrow. For further discussion of the SCA Services, Inc. matter, and the litigation of claims against excess insurance carriers, see Part I, Item 2. Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources of this Form 10-QSB.

NOTE 6 - ESCROWED PROCEEDS FROM SALE OF SUBSIDIARY

      On March 1, 1996, the Company's wholly-owned subsidiary, THV Acquisition Corp. ("THV"), sold all of the issued and outstanding stock of Hunt Valve Company, Inc. ("Hunt") to ValveCo, Inc. A portion of the net cash proceeds of the sale was placed in an interest bearing escrow account to secure the
Company's indemnification obligations to the purchaser under the purchase agreement. The escrow will terminate upon the earlier to occur of (i) the release of all funds from escrow in accordance with the terms thereof or (ii) the later to occur of (x) the expiration of the applicable statute of limitations for the assessment of federal income taxes for all taxable years with respect to which Hunt was a member of the Company's consolidated tax group and (y) the satisfaction by the Company of all assessments or other claims by the Internal Revenue Service (the "Service") for taxes of the consolidated tax group during such years. No indemnification claims have been asserted. The escrowed funds with accrued interest income equal $123,000 as of June 30, 2004 and December 31, 2003, and are classified as current in the accompanying balance sheet since it is anticipated that the funds will be released within twelve months.

NOTE 7 - ASSETS HELD FOR SALE

     Assets held for sale consist primarily of real estate which is carried at a cost of $1,312,000 as of June 30, 2004 and December 31, 2003. The real estate included in this category consists of approximately 430 acres located in Deptford, N.J. (including approximately 100 acres upon which the landfill, owned and operated by the Company's subsidiary Kinsley's Landfill, Inc. is situated). The Company entered into an agreement during 2001 for the sale of approximately 60 acres with a scheduled closing date of October 2004. The buyer has begun paying non-refundable installments toward the purchase price. Such installments totaled $81,000 through June 30, 2004 and have been treated as un-earned income for financial presentation purposes and will be recognized as income upon completion or termination of the contract. The Company is actively pursuing the disposition of the remaining properties. However, given the proximity of the properties to the landfill and the location of wetlands on certain properties, the Company is unable to determine when such sale(s) will ultimately be consummated.

NOTE 8 - INCOME TAXES

      The provision for income tax expense (benefit) for the six months ended June 30 consists of the following (in 000's):
                                              2004
                                                      2003
     Provision for operations
       Currently payable (refundable):
         Federal                            $(190)            $
                                                      -
         State                                  -
                                                      -
                                             (190)
                                                      -
       Deferred:
         Federal                                -           -
         State                                  -
                                                      -
                                                -
                                                      -
       Total income tax provision (credit)  $(190)            $
                                                      -

      During October 2000 the Company concluded litigation it began in 1994 against the Internal Revenue Service (the "Service") in Tax Court regarding the Company's tax liability for taxable years 1980-88 and certain issues from taxable years 1989-91. The Company settled all of the issues before the Tax
Court and reached agreement with the Service as to its tax liability for all taxable years through 1996. After taking into account available net operating losses and tax credits, the Company was assessed $905,000 of federal income tax plus interest. The Company paid the portion of the federal assessment related to 1995; $9,000 for taxes and $5,000 for interest. The taxes and interest accrued on the assessed taxes, as estimated by the Company, equaled approximately $896,000 and $3,935,000, respectively, as of June 30, 2004.

      By letter dated July 21, 2004, the Service accepted an offer in compromise submitted by the Company. The Service has agreed to accept payments totaling $2,490,000 in satisfaction of the Company's federal tax liability, tax and interest, discussed above (See Note 11 - Subsequent Event). The portion of accrued federal income taxes and related interest classified as a current liability includes an amount equal to the payments due during the twelve months subsequent to June 30, 2003. The balance of the accrued federal income tax and related interest has been classified as a long term liability.

      The Company paid state income taxes and interest of $80,000 in 2003 with the filing of amended state tax returns reflecting adjustments to previously reported income resulting from the settlements with the Service. State tax authorities may assert that additional interest and penalties are owed in connection with the state tax liability arising from these settlements. The portion of accrued income taxes classified as current as of June 30, 2004 also includes $48,000 for accrued state interest. The Company will decide whether to challenge any such state tax penalties if and when they are asserted.

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

      As of June 30, 2004, the Company has accruals totaling $10.6 million for its estimated share of remediation and closure costs in regard to the Company's former landfill operations, approximately $8.6 million of which is held in trusts and maintained by trustees for financing of the estimated $10.5 million required to fund the closure plan related to the landfill in Deptford, New Jersey owned by the Company's subsidiary, Kinsley's Landfill, Inc.

      See "Remediation and Closure Costs" of Part I, Item 2. Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources and Part II, Item I. Legal Proceedings of this Form 10-QSB for a discussion of certain matters related to the sites of past operations.

NOTE 10 - LEGAL PROCEEDINGS

     See Part II, Item 1. Legal Proceedings of this Form 10-QSB for a discussion of recent developments with respect to the Company's legal matters.

NOTE 11 - SUBSEQUENT EVENT

      During March 2001, the Company filed an Offer in Compromise with the Service with respect to federal income taxes and interest due as a result of the Tax Court settlement discussed in Note 8. The March 2001 offer requested a reduction in the amount due and permission to pay the reduced obligation in installments. The March 2001 offer was rejected by the Service, and during March 2002 the Company appealed the Service's rejection of its offer. During December 2003, the Company and the appeals branch of the Service commenced discussions regarding the Company's offer. In April 2004 the Company submitted a revised offer and in June 2004 it submitted an amendment to the revised offer (the "Offer"). The Service accepted the Offer by letter dated July 21, 2004.

      The Offer obligates the Company to pay a total of $2,490,000 in satisfaction of the assessed federal income taxes and interest discussed in Note
8. A portion of the payment, $810,000 is due within ninety days of the Service's acceptance of the Offer. The balance due is to be paid in monthly installments as follows: (a) $18,230.00 per month for each of the forty-eight months beginning the month following the acceptance of the offer, and (b) $13,416.00 per month for each of the following sixty months beginning on the forty-ninth month. The Company will be permitted to receive refunds of prior tax overpayments and from the carryback of losses. The Service does not impose interest on amounts payable pursuant to the Offer. Should the Company default in any of the terms of the Offer, the Service may initiate suit to impose one or more remedies available to it, including the reinstatement of the total amount previously assessed and/or impose interest.

      The Company has reported the transaction in accordance with SFAS No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings", and will recognize income from this transaction of approximately $2.3 million in its financial statements for the period ended September 30, 2004. Such amount is equal to the difference between the Company's previously accrued estimate of its federal tax obligation, $4.8 million as of June 30, 2004, and the amount of the total payments to the Service required pursuant to the Offer. This income is not subject to income tax.

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

Subsequent Event

     On July 21, 2004 the United States Internal Revenue Service (the "Service") accepted an Offer in Compromise presented by the Company. As a result, the Service has agreed to accept payments totaling approximately $2.5 million in satisfaction of the approximately $4.8 million accrued by the Company for federal tax obligations arising from the Tax Court litigation concluded during 2000. The Company will recognize income resulting from this transaction in its financial statements for the period ended September 30, 2004. See "Liquidity and Capital Resources - Taxes" below for further discussion of this transaction.

Results of Operations

      The six months ended June 30, 2004 compared to the six months ended June 30, 2003

     Consolidated revenues by business segment for the six months ended June 30, 2004 and 2003 were as follows (in $000):

                                 2004        2003
     Environmental Services       $474       $530
     Electricity Generation       162         129
       Subtotal                   636         659
     Intercompany               (474)       (462)
       Net                       $162        $197

      Consolidated net revenues for the six months ended June 30, 2004 were $162,000 compared to $197,000 reported for the same period of 2003.

      The environmental services segment provides construction, remedial and maintenance services at landfills, commercial and industrial sites, and manages methane gas recovery operations. The environmental services segment reported gross operating revenues (prior to elimination of intercompany sales) of $474,000 for the six months ended June 30, 2004 compared to $530,000 for the period in 2003; a decrease of $56,000 or 11%. All of the environmental services segment's revenues for the period in 2004, compared to $462,000 or 87% for last year, were for services provided to other members of the consolidated group and therefore eliminated in consolidation. Third party sales were $68,000 for the period in 2003. Substantially all the third party sales during 2003 were to three customers.

     The reduction in environmental services third party sales for the period in 2004 is attributable, in part, to the completion of work at the Southern Ocean Landfill ("SOLF"), located in Ocean County, New Jersey. The Company's capping plan for SOLF was approved by the New Jersey Department of Environmental Protection ("NJDEP") on May 15, 2000 and subsequently amended (the "Capping Plan"). The Capping Plan was limited to the grading and capping of the 12 acre lined portion of SOLF and called for the use of recycled materials where possible in the implementation of the plan. The Company performed certain of the construction activities, sub-contracted other activities and performed all managerial functions required under the Capping Plan, as well as acted as SOLF's agent to solicit the recycled materials. Final specifications of the work performed have been submitted to the NJDEP for its review. The Company recognized revenue of $19,000 related to this site during the six months ended June 30, 2003 and the accounts receivable - trade related to SOLF as of June 30, 2004 and December 31, 2003, was $304,000.

      The Company's environmental services segment continues to perform closure activities on sites previously operated by the Company's subsidiaries. Work performed on a landfill owned by the Company, the Kinsley's Landfill, is submitted for reimbursement to an escrow account established to finance the closure activities at the site. The portion of the Company's gross revenue derived from such escrow account was approximately $472,000 and $460,000 for services performed during the six months ended June 30, 2004 and 2003, respectively. Such amounts are included in the amount of intercompany sales reported above, and eliminated in the calculation of net operating revenue. The Company has submitted a re-capping plan for this site to the NJDEP for its approval. The re-capping plan calls for the use of recycled materials to fill depressions and re-contour the top of the mound. The plan envisions that the work be funded by tipping fees charged for the deposit of the recycled materials onto the site. The Company is currently evaluating modifications to the re-capping plan proposed by NJDEP. The work would be performed in phases in an attempt to minimize impacts, if any, from future changes in the markets for recycled material.

      Revenues from the segment which generates electricity using methane gas as fuel were approximately $162,000 and $129,000 for the six months ended June 30, 2004 and 2003, respectively. Methane gas is a component of the landfill gas generated by a landfill site owned by the Company and located in Deptford, New Jersey. The electricity generating facility consists of four diesel/generating units each capable of generating approximately 11,000 kWh/day when operating at 85% capacity. Only two of the four diesel/generating units are operating. The two non-operating units require major repairs. The Company is considering alternatives to the current operation, including offers to purchase the electricity generating operations, prior to investing in the repairs of the units. Electricity generated is sold pursuant to a long-term contract with a local utility. The contract has three years remaining. Revenues are a function of the number of kilowatt hours sold, the rate received per kilowatt hour and capacity payments. The Company sold 3.1 million kWh and 2.9 million kWh during the six months ended June 30, 2004 and 2003, respectively. Elements of the landfill gas are more corrosive to the equipment than traditional fuels, resulting in more hours dedicated to repair and maintenance than with equipment utilizing traditional fuels.

      Consolidated direct operating costs for the six months ended June 30, 2004 were $94,000, a decrease of $1,000 or 1% when compared to $95,000 reported for 2003. Costs of the environmental services segment decreased due primarily to the decrease in material and supplies incurred for projects. The costs of the electricity generating segment increased for the six months ended June 30, 2004 compared to the period in 2003, due primarily to increased equipment operating and repair costs.

      Consolidated selling, general and administrative expenses for the six months ended June 30, 2004 were $718,000, a net decrease of $105,000 or 13% from $823,000 reported for the same period in 2003. The net decrease in expenses was primarily due to decreases in professional fees and general operating expenses in excess of increases in insurance expense, employee compensation and related expenses. The operating costs of the non-operating subsidiaries, consisting primarily of insurance premiums, franchise, corporate and real estate taxes, aggregated approximately $30,000 and $27,000 for the period in 2004 and 2003, respectively. Significant professional fees and administrative costs continued to be incurred in support of the Company's ongoing litigation, tax dispute, business development and asset divestiture efforts (see "Liquidity and Capital Resources - Liquidity").

     The Company's consolidated operating loss for the six months ended June 30, 2004 was $650,000 versus $721,000 for the period in 2003, a decrease of $71,000.

      Consolidated investment income was $27,000 for the six months ended June 30, 2004, a decrease of $51,000 from $78,000 reported for the comparable period in 2003. The decrease is primarily due to the reduction in funds available for investment and a decrease in yield on investments.

     Consolidated interest expense was $2,000 for both the six months ended June 30, 2004 and 2003.

      Interest reported as "Interest (expense) credit related to income taxes payable" represents the increase or decrease in the amount of interest accrued on estimated income taxes payable as a result of the Company's tax litigation referred to below. Interest expense of $116,000 and $154,000 was reported for the six months ended June 30, 2004 and 2003, respectively.

      Loss from the sale of marketable securities was $2,000 and $1,000 for the six months ended June 30, 2004 and 2003, respectively.

      Consolidated miscellaneous income for the six months ended June 30, 2004 and 2003 was $67,000 and $42,000, respectively. Miscellaneous income for the period in 2004 and 2003 consists primarily of net rental/royalty income received from the rental and lease of certain of the Company's real property.

      Provision for income tax expense (benefit) recognized for the six months ended June 30, 2004 was a benefit of $190,000. No provision was recognized for the period in 2003.

      Consolidated net loss for the six months ended June 30, 2004 was $486,000 or $(0.16) per share, compared to a net loss of $758,000 or $(0.25) per share, for the six months ended June 30, 2003.

      The three months ended June 30, 2004 compared to the three months ended June 30, 2003

      Consolidated revenues by business segment for the three months ended June 30, 2004 and 2003 were as follows (in $000):

                                 2004        2003
     Environmental Services      $229        $262
     Electricity Generation        99          64
       Subtotal                   328         326
     Intercompany               (229)       (244)
       Net                       $ 99        $ 82

      Consolidated net revenues for the three months ended June 30, 2004 were $99,000 compared to $82,000 reported for the same period of 2003.

     The environmental services segment reported gross operating revenues (prior to elimination of intercompany sales) of $229,000 for the three months ended June 30, 2004 compared to $262,000 for the period in 2003; a decrease of $33,000 or 13%. All of the environmental services segment's revenues for the period in 2004, compared to $244,000 or 93% for last year, were for services provided to other members of the consolidated group and therefore eliminated in consolidation. Third party sales were $18,000 for the period in 2003. Substantially all the third party sales during 2003 were to three customers.

      The Company's billing for services performed on a landfill owned by the Company, the Kinsley's Landfill, and submitted for reimbursement to an escrow account were approximately $229,000 and $243,000 for the three months ended June 30, 2004 and 2003, respectively. Such amounts are included in the amount of intercompany sales reported above, and eliminated in the calculation of net operating revenue.

      Revenues from the segment which generates electricity using methane gas as fuel were approximately $99,000 and $64,000 for the three months ended June 30, 2004 and 2003, respectively. The Company sold 1.8 million kWh and 1.7 million kWh during the three months ended June 30, 2004 and 2003, respectively.

      Consolidated direct operating costs for the three months ended June 30, 2004 were $36,000, an increase of $12,000 or 50% when compared to $24,000 reported for 2003. Costs of the environmental services segment decreased due primarily to the decrease in material and supplies incurred for projects. The costs of the electricity generating segment increased for the period in 2004 compared to the period in 2003, due primarily to increased equipment operating and repair costs.

      Consolidated selling, general and administrative expenses for the three months ended June 30, 2004 were $378,000, a net decrease of $61,000 or 14% from $439,000 reported for the same period in 2003. The net decrease in expenses was primarily due to increases in insurance expense, employee compensation and related expenses offset by decreases in professional fees. The operating costs of the non-operating subsidiaries, consisting primarily of insurance premiums, franchise, corporate and real estate taxes, aggregated approximately $19,000 and $18,000 for the period in 2004 and 2003, respectively.

      The Company's consolidated operating loss for the three months ended June 30, 2004 was $315,000 versus $381,000 for the period in 2003, a decrease of $66,000.

      Consolidated investment income was $11,000 for the three months ended June 30, 2004, a decrease of $18,000 from $29,000 reported for the comparable period in 2003. The decrease is primarily due to the reduction in funds available for investment.

      Consolidated interest expense was $1,000 for both the three months ended June 30, 2004 and 2003.

      Interest reported as "Interest (expense) credit related to income taxes payable" for the three months ended June 30, 2004 and 2003 was $58,000 and $77,000, respectively.

     Loss from the sale of marketable securities was $2,000 for the three months ended June 30, 2004, versus a gain of $4,000 for the period in 2003.

      Consolidated miscellaneous income for the three months ended June 30, 2004 and 2003 was $49,000 and $23,000, respectively. Miscellaneous income for the period in 2004 and 2003 consists primarily of net rental/royalty income received from the rental and lease of certain of the Company's real property.

      Provision for income tax expense (benefit) recognized for the three months ended June 30, 2004 was a benefit of $68,000. No provision was recognized for the period in 2003.

     Consolidated net loss for the three months ended June 30, 2004 was $248,000 or $(0.08) per share, compared to a net loss of $403,000 or $(0.13) per share, for the three months ended June 30, 2003.

Liquidity and Capital Resources

General

      The Company faces significant short-term and long-term cash requirements for (i) federal income taxes and interest as discussed below and in the notes to the Company's consolidated financial statements for the period ended June 30, 2004, (ii) funding remediation costs and other expenses associated with sites of past operations, and (iii) funding its professional and administrative costs.

     As discussed in detail below, the Company owes the Internal Revenue Service (the "Service") approximately $2.5 million as a result of the settlement of issues before the U.S. Tax Court regarding the Company's tax liability for the years 1980 through 1991. The Company's past participation in the waste handling, treatment and disposal industries subjects the Company to future events or changes in environmental laws or regulations, that cannot be predicted at this time, which could result in material increases in remediation and closure costs, and other potential liabilities that may ultimately result in costs and liabilities in excess of its available financial resources. In addition, the Company cannot ascertain whether its remaining operations and funding sources will be adequate to satisfy its future cash requirements.

     The Company continues to pursue the sale of assets held for sale and claims against certain excess insurers, as discussed below. However, no assurance can be given that the timing and amount of the proceeds from such sales and claims will be sufficient to meet the cash requirements of the Company as they come due.

      In the event of an unfavorable resolution of the issues discussed below, which include claims against the Company by the United States Environmental Protection Agency and New Jersey Department of Environmental Protection, the Company's challenge of the arbitrator's award to SCA Services, Inc., or should the proceeds of asset sales be insufficient to meet the Company's future cash requirements, including its tax liabilities, then, if other alternatives are unavailable at that time, the Company may be forced to consider a plan of liquidation of its remaining assets, whether through bankruptcy proceedings or otherwise.

Statement of Cash Flow

      Net cash flow used in operating activities for the six months ended June 30, 2004 and 2003 was $525,000 and $2,357,000, respectively. The primary use of cash during the period in 2003 was the payment of approximately $1,610,000 toward estimated federal and state income tax due for 2002. Cash flows used in investing activities for the six months ended June 30, 2004 was $1,147,000 versus a source of $2,811,000 for the period in 2003. The amount reported for 2003 reflects proceeds from the sale or maturity of marketable securities used to finance operating activities or retained as cash equivalents. Cash flows used in financing activities was $10,000 compared to a use of $5,000 for the period last year. Funds held by the Company in the form of cash and cash equivalents decreased as of June 30, 2004 to $2,640,000 from $4,228,000 reported for the period in 2003.

      Working capital surplus was $4.4 million as of June 30, 2004 versus a surplus of $1.1 million as of December 31, 2003, and the ratio of current assets to current liabilities was 3.2 to 1 and 1.2 to 1 as of June 30, 2004 and December 31, 2003, respectively.

Taxes

      During October 2000 the Company concluded litigation it began in 1994 against the Internal Revenue Service (the "Service") in Tax Court regarding the Company's tax liability for taxable years 1980-88 and certain issues from taxable years 1989-91. The Company settled all of the issues before the Tax
Court and reached agreement with the Service as to its tax liability for all taxable years through 1996. After taking into account available net operating losses and tax credits, the Company was assessed $905,000 of federal income tax plus interest. The Company paid the portion of the federal assessment related to 1995; $9,000 for taxes and $5,000 for interest. The taxes and interest accrued on the assessed taxes, as estimated by the Company, equaled approximately $896,000 and $3,935,000, respectively, as of June 30, 2004.

      During March 2001, the Company filed an Offer in Compromise with the Service which requested a reduction in the amount due and permission to pay the reduced obligation in installments. This initial offer was rejected by the Service, and during March 2002 the Company appealed the Service's rejection of its offer. During December 2003, the Company and the appeals branch of the Service commenced discussions regarding the Company's offer. In April 2004 the Company submitted a revised offer and in June 2004 it submitted an amendment to the revised offer (the "Offer"). The Service accepted the Offer by letter dated July 21, 2004.

      The Offer obligates the Company to pay a total of $2,490,000 in satisfaction of the assessed federal income taxes and interest discussed above. A portion of the payment, $810,000 is due within ninety days of the Service's acceptance of the Offer. The balance due is to be paid in monthly installments as follows: (a) $18,230.00 per month for each of the forty-eight months beginning the month following the acceptance of the offer, and (b) $13,416.00 per month for each of the following sixty months beginning on the forty-ninth month. The Service does not impose interest on amounts payable pursuant to the Offer. The Company will be permitted to receive refunds of prior tax overpayments and from the carryback of losses. Should the Company default in any of the terms of the Offer, the Service may initiate suit to impose one or more remedies available to it, including the reinstatement of the total amount previously assessed and/or impose interest.

      The Company will recognize income from this transaction of approximately $2.3 million in its financial statements for the period ended September 30, 2004. Such amount is equal to the difference between the Company's previously accrued estimate of its federal tax obligation, approximately $4.8 million as of June 30, 2004, and the amount of the total payments to the Service required pursuant to the Offer. This income is not subject to income tax.

Remediation and Closure Costs

      As of June 30, 2004, the Company has accrued $10.6 million for its estimated share of remediation and closure costs related to the Company's former landfill and waste handling operations. Approximately $8.6 million is held in trust and maintained by trustees for the post-closure activities of one site located in Deptford, New Jersey (see Note 9 to the Company's Consolidated Financial Statements).

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

      During May, 2002 the Company and other respondents to the Administrative Orders were named as defendants to a suit filed by the Office of the US Attorney in which EPA seeks reimbursement of costs it allegedly incurred with respect to the Kin-Buc Landfill and penalties for alleged past construction delays at such site. During September 2002, the New Jersey Department of Environmental Protection and New Jersey Spill Compensation Fund filed a similar suit against the same respondents, seeking reimbursement of past costs it has allegedly incurred with respect to the site and for alleged natural resource damages. These proceedings have been stayed pending the outcome of mediation of the issues.

      In conjunction with the 1997 settlement of the litigation related to the Kin-Buc Landfill discussed above, the Company agreed to allow SCA to claim, not to exceed $3.5 million, against a portion of the proceeds arising from the Company's October 2001 settlement of litigation against its excess insurance carriers. A dispute regarding the calculation of the amount of such claim was submitted to arbitration for resolution. The arbitrator's award of $3.5 million to SCA is the subject of litigation initiated by the Company in February 2004 (see Part II, Item 1. - Legal Proceedings). In accordance with the terms of the 1997 settlement, $3.5 million of the proceeds from the Company's 2001 settlement with certain carriers are held in escrow until the amount of such obligation is determined.

      During September 2002, EPA issued a notice of potential liability and of consent decree negotiations to potentially responsible parties regarding a site located in Carlstadt, New Jersey. The site has been undergoing remediation and EPA now seeks contribution toward the remediation of an area designated Operable Unit 2. EPA seeks contribution toward estimated remediation costs of this phase of $7.5 million and $2.0 million of alleged past oversight and administrative costs. The Company ceased operation of a solvents recovery facility at the site in 1970. This matter is currently under review by the Company and its advisors. See the section entitled "Insurance Claims for Past Remediation Costs" below for a discussion of certain claims related to the site.

      During November, 2001 EPA filed suit against the Company alleging that the Company is the corporate successor to Chemsol, Inc., the former operator at a Piscataway, New Jersey site owned by Tang Realty, Inc. ("Tang"), and had continued its operations at the site. Tang is a corporation controlled by Marvin H. Mahan, a former director and officer, and former principal shareholder of the Company. Chemsol, Inc. was also affiliated with Mr. Mahan. EPA sought reimbursement of $2.9 million of unallocated remediation costs associated with the site. The Company contested the allegations regarding successorship and the extent of operations it may have conducted at the site. During April 2004, a Consent Decree was executed by the Court that resolved EPA claims against the Company (see Part II, Item 1. - Legal Proceedings).

Insurance Claims for Past Remediation Costs

     In February 2002, the Company consummated a settlement of litigation it had commenced in 1995 against its excess insurers who provided coverage during the period of 1965 through 1986 (the "Lloyds Suit"). The Company sought to recover past remediation costs and indemnification for future costs incurred in connection with the remediation of various sites located in New Jersey, and for the defense of litigation related thereto. The defendant insurers include various Underwriters at Lloyd's, London, and London Market Insurance Companies, First State Insurance Company and International Insurance Company. The Company had assigned its claims for remediation costs incurred at a site of past operations located in Carlstadt, New Jersey to certain third-parties (the "AT&T Group") in conjunction with the 1995 settlement of certain litigation regarding the remediation costs for such site. The Company's share of the settlement agreement proceeds and interest earned during the collection of the proceeds was approximately $13 million. The Company is pursuing its claims against the non-settling defendants. Some of the non-settling London and London Market insurance companies are insolvent, however the estates of some of these insolvent companies have sufficient assets to make a partial contribution toward claims filed by the Company (see Part II, Item 1. - Legal Proceedings). Certain members of the AT&T Group shall receive the first $250,000 that is collected from the non-settling excess insurers, net of attorney fees and expenses, and the Company shall retain the balance of amounts recovered, if any.

      In addition to the portion of the proceeds from the Lloyds Suit set aside for claims by SCA, as discussed above, the Company also agreed that a portion of the proceeds be paid to legal counsel representing the Company in the Lloyds Suit. The Company and legal counsel representing the Company in the Lloyds Suit and certain other matters entered into an engagement agreement that contains as compensation both fixed and contingent fees. The amount of fees due is dependent in-part upon the outcome of the matters. The Company has paid approximately $182,000 toward such fees during 2003 and has accruals of approximately $530,000 as of June 30, 2004 for such fees which are due at the conclusion of all matters addressed in the engagement agreement.

Assets Held for Sale

     Assets held for sale consist primarily of real estate which is carried at a cost of $1,312,000 as of June 30, 2004. The real estate included in this category consists of approximately 430 acres of predominately vacant property located in Deptford, N.J. (including approximately 100 acres upon which the landfill owned and operated by the Company's subsidiary Kinsley's Landfill, Inc. ("Kinsley's") is situated). The Company is pursuing the disposition of the property through the sale of individual parcels and/or groups of parcels. During May 2001, the Company entered into a contract to sell approximately 55 acres adjoining Kinsley's landfill. The May 2001 contract, as amended during December 2002, contemplates the sale of 60 acres (45 acres usable land and 15 acres of wetlands) for $2.1 million. The contract calls for an October 2004 closing which may be extended by the Buyer for a period not to exceed six months. The sale is contingent upon, among other conditions, the buyer obtaining approval of its plans for the property from applicable local and state agencies. The Buyer has begun paying non-refundable installments toward the purchase price. Such installments totaled $81,000 through June 30, 2004. The Company is unable to determine when sale(s) of the remaining parcels will ultimately be consummated and proceeds received given the proximity of the properties to the landfill and the location of wetlands on certain properties.

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

As previously disclosed, the Company has also been named as a defendant in litigation related to two sites undergoing remediation, specifically the Kin-Buc Landfill and a site located in Carlstadt, New Jersey. No material developments have occurred with respect to such litigation, or the other pending legal proceedings involving the Company, subsequent to that reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 Reference is made thereto for a description of such litigation, and to the discussion contained in Part I, Item 2. Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources of this Form 10-QSB.

Item 2.  Changes in Securities

          None

Item 3.  Defaults Upon Senior Securities

          None

Item 4.  Submission of Matters to a Vote of Security Holders

          None

Item 5.  Other Information

          None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a) Exhibits

     Exhibit 10(bg)-   Consent Decree regarding the Chemsol,Inc. Superfund Site,
                     Ordered by the US District Court, District of New Jersey, on April 21 2004 among the US Environmental Industries, Inc., Marvin H. Mahan and Tang Realty, Inc. (without exhibits which are considered immaterial by the Company).

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

 b) Reports on Form 8-K

      During the quarter ended June 30, 2004, the Company filed current reports on Form 8-K with the following dates for the reasons provided:

     1) April 22, 2004 to announce Court approval of a settlement of claims regarding the Chemsol (a/k/a Tang) Superfund site; and
2) May 18, 2004 to report the Company's earnings and results for the quarter ended March 31, 2004.

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  August 13, 2004       By:  /s/ Robert V. Silva
                                  Robert V. Silva, President
                                  and Chief Executive Officer
                                 (Principal Executive Officer)

                                              and


Date:  August 13, 2004       By:  /s/ Andrew J. Mayer, Jr.
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary
                                 (Principal Financial and
                                  Accounting Officer)


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                          EXHIBIT INDEX

EXHIBIT                                                      PAGE
  NO.                                                         NO.



 10(bg) Consent Decree regarding the Chemsol,Inc. Superfund Site, Ordered by the US District Court, District of New Jersey, on April 21 2004 among the US Environmental Industries, Inc., Marvin H. Mahan and Tang Realty, Inc. (without exhibits which
          are  considered  immaterial  by the  Company).   Incorporated
          herein by reference to the Company's Current Report on Form 8-K dated April 22, 2004.


 11       Computation of Earnings (Loss) Per Common Share      39

 31(a) Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer40

 31(b) Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer42

 32(a) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
          Chief Executive Officer                              44

 32(b) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
          Chief Financial Officer                             45