Form 10QSB
period 2004-09-30
TRANSTECH INDUSTRIES INC
filed 2004-11-15
CIK 87799

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           ___________

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2004

                              or

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,979,190 shares of common stock, $.50 par value, outstanding as of November 12, 2004. In addition, at such date, the issuer held 1,885,750 shares of common stock, $.50 par value, in treasury.

Transitional Small Business Disclosure Format
(Check One): Yes     No  X
                                               Page 1 of 42 pages
                                         Exhibit index on page 36

                           TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED September 30, 2004

                            I N D E X
                                                          Page(s)
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

      Consolidated Balance Sheets as of September
        30, 2004 and December 31, 2003                      3 - 4

      Consolidated Statements of Operations for the
        Nine Months Ended September 30, 2004 and 2003           5

      Consolidated Statements of Operations for the
        Three Months Ended September 30, 2004 and 2003          6

      Consolidated Statements of Cash Flows for the
        Nine Months Ended September 30, 2004 and 2003       7 - 8

      Notes to Consolidated Financial Statements           9 - 15

Item 2. Management's Discussion and Analysis
        or Plan of Operation                              16 - 29

Item 3. Controls and Procedures                                30

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                 31 - 33

Item 2. Unregistered Sales of Equity Securities
          and Use of Proceeds                                  33

Item 3. Defaults Upon Senior Securities                        33

Item 4. Submission of Matters to a Vote of
        Security Holders                                       34

Item 5. Other Information                                      34

Item 6. Exhibits                                               34

SIGNATURES AND CERTIFICATIONS                                  35

EXHIBIT INDEX                                                  36

EXHIBITS                                                  37 - 42

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)

                             ASSETS

                                       September     December 31,
                                          30,
                                          2004          2003
                                      (Unaudited)   ____________
CURRENT ASSETS
  Cash and cash equivalents              $ 1,810       $ 4,322
  Marketable securities                    2,691           971
  Accounts receivable - trade (net of        336           330
allowance for doubtful accounts of
$58)
  Refundable income taxes                    993            80
  Deferred tax asset                          48            48
  Recoverable closure costs from escrow      165           176
fund
  Escrowed proceeds from sale of             123           123
subsidiary
  Prepaid expenses and other                 128           210

      Total current assets                 6,294         6,260

PROPERTY, PLANT AND EQUIPMENT
  Machinery and equipment                  3,104         3,085
  Less accumulated depreciation           (2,845)       (2,830)
      Net property, plant and equipment      259           255

OTHER ASSETS
  Assets held for sale                     1,312         1,312
  Other                                      232           224

      Total other assets                   1,544         1,536

TOTAL ASSETS                             $ 8,097       $ 8,051


         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

               CONSOLIDATED BALANCE SHEETS, Cont'd
                           (In $000's)

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                       September 30, December 31,
                                          2004          2003
                                      (Unaudited)    ___________
CURRENT LIABILITIES
  Current portion of long-term debt       $   20       $    15
  Accounts payable                           191           240
  Accrued salaries and wages                  28            41
  Income taxes payable                     1,029            -
  Accrued income taxes and related
    interest                                  48         4,063
  Deferred income taxes                        1             3
  Accrued miscellaneous expenses             785           818

        Total current liabilities          2,102         5,180

OTHER LIABILITIES
  Long-term debt                              65            54
  Income taxes payable                     1,425            -
  Accrued remediation and closure costs
                                           2,054         2,056

        Total other liabilities            3,544         2,110

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.50 par value,            2,432         2,432
10,000,000 shares authorized:
4,864,940 shares issued
  Additional paid-in capital               1,450         1,450
  Retained earnings                        9,581         7,886
  Accumulated other comprehensive income
(loss)                                         2             7

        Subtotal                          13,465        11,775
  Treasury stock, at cost - 1,885,750    (11,014)      (11,014)
shares

        Total stockholders' equity         2,451           761

TOTAL LIABILITIES AND STOCKHOLDERS'      $ 8,097       $ 8,051
EQUITY (DEFICIT)

       See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)

                                          For the Nine Months Ended
                                                 September 30,
                                              2004        2003
NET OPERATING REVENUES                      $   262     $  248

COST OF OPERATIONS
  Direct operating costs                        119        110
  Selling, general and administrative
    expenses                                  1,094      1,184
    Total cost of operations                  1,213      1,294

INCOME (LOSS) FROM OPERATIONS                  (951)    (1,046)

OTHER INCOME (EXPENSE)
  Investment income (loss)                       38        100
  Interest expense                               (3)        (4)
  Interest (expense) credit related to
    income taxes payable                       (129)      (235)
  Gain (loss) from sale of securities            (2)        (5)
  Gain (loss) from sale of property,
    plant or equipment                            3         24
  Miscellaneous income (expense)                 84         55
    Total other income (expense)                 (9)       (65)

INCOME (LOSS) BEFORE INCOME TAX
  EXPENSE(BENEFIT)AND EXTRAORDINARY ITEM       (960)    (1,111)
  Income tax expense (benefit)                 (323)      (378)

NET INCOME (LOSS)BEFORE EXTRAORDINARY ITEM     (637)      (733)

EXTRAORDINARY ITEM: Gain from reduction of
tax liability                                 2,332         -

NET INCOME (LOSS)                            $1,695     $ (733)

INCOME (LOSS) PER COMMON SHARE:
Loss before extraordinary item               $ (.21)    $ (.25)
Extraordinary gain                              .78         -
NET INCOME (LOSS)                            $  .57     $ (.25)

NUMBER OF SHARES USED IN CALCULATION       2,979,190   2,979,190

         See Notes to Consolidated Financial Statements

                           TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In $000's, except per share data)
                           (Unaudited)

                                          For the Three Months Ended
                                                  September 30,
                                              2004        2003
NET OPERATING REVENUES                        $ 100     $   51

COST OF OPERATIONS
  Direct operating costs                         25         15
  Selling, general and administrative
    expenses                                    376        361
    Total cost of operations                    401        376

INCOME (LOSS) FROM OPERATIONS                  (301)      (325)

OTHER INCOME (EXPENSE)
  Investment income (loss)                       11         22
  Interest expense                               (1)        (2)
  Interest (expense) credit related to
    income taxes payable                        (13)       (81)
  Gain (loss) from sale of securities            -          (4)
  Gain (loss) from sale of property,
    plant or equipment                            3         24
  Miscellaneous income (expense)                 17         13
    Total other income (expense)                 17        (28)

INCOME (LOSS) BEFORE INCOME TAX
  EXPENSE (BENEFIT)AND EXTRAORDINARY ITEM      (284)      (353)
  Income tax expense (benefit)                 (133)      (378)

NET INCOME (LOSS)BEFORE EXTRAORDINARY ITEM     (151)        25

EXTRAORDINARY ITEM: Gain from reduction of
  tax liability                                2,332        -

NET INCOME (LOSS)                             $2,181    $   25

INCOME (LOSS) PER COMMON SHARE:
Income (loss) before extraordinary item      $ (.05)    $  .01
Extraordinary gain                              .78         -
NET INCOME (LOSS)                            $  .73     $  .01

NUMBER OF SHARES USED IN CALCULATION       2,979,190   2,979,190

         See Notes to Consolidated Financial Statements

                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

                PART I - FINANCIAL INFORMATION, Cont'd

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In $000's)
                              (Unaudited)

                                          For the Nine Months Ended
                                                  September 30,
                                               2004       2003
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers              $   256   $   358
    Cash paid to suppliers and employees       (1,186)   (1,323)
    Interest and dividends received                38       100
    Interest paid                                  (3)       (4)
    Other income received                          96        54
    Income taxes (paid) refunded                   52    (1,689)
  Net cash provided by (used in)
    operating activities                         (747)   (2,504)

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale and maturity of
marketable securities                           2,364     4,351
    Purchase of marketable securities          (4,093)     (583)
    Net collection (issuance) of note
      receivable                                   (8)       -
    Purchase of property, plant and equipment
                                                  (36)     (87)
    Proceeds from sale of property,
       plant and equipment                          3       24
      Net cash provided by (used in)
        investing activities                   (1,770)   3,705

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt          (12)      (6)
    Proceeds from vehicle financing                28       46
    Payment of remediation and closure costs      (11)      (9)
      Net cash provided by (used in) financing
activities                                          5       31

  NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                           (2,512)   1,232
  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE YEAR                                 4,322    3,779
  CASH AND CASH EQUIVALENTS AT END OF
    THE QUARTER                               $ 1,810  $ 5,011

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                           (In $000's)
                           (Unaudited)

                                          For the Nine Months Ended
                                                  September 30,
                                               2004        2003
RECONCILIATION OF NET INCOME (LOSS) TO NET
CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES:

NET INCOME (LOSS)                          $  1,695    $  (733)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
    Depreciation and amortization                31         31
    Provision for losses on accounts
       receivable                                -          50
    (Gain) loss from sale of securities           2          5
    (Gain) loss from sale of property,
       plant and equipment                       (3)       (24)
    Increase (decrease) in deferred taxes        -          -
    (Increase) decrease in assets:
      Accounts and notes receivable -net         (6)       111
      Refundable state income taxes            (913)        -
      Prepaid expenses and other                 82        (41)
      Escrowed proceeds from sale of subsidiary
                                                 -          (1)
    Increase (decrease) in liabilities:
      Accounts payable and accrued             (74)        (69)
expenses
      Accrued income taxes and related
        interest                             (4,015)    (1,833)
      Income taxes payable - current          1,029         -
      Income taxes payable - long term        1,425         -

NET CASH PROVIDED BY (USED IN) OPERATING     $ (747)   $(2,504)
ACTIVITIES


         See Notes to Consolidated Financial Statements

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     PART I - FINANCIAL INFORMATION, Cont'd

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)

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

NOTE 2 - GOING CONCERN UNCERTAINTY

          The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant operating losses in each of the prior five years and it is anticipated that such operating losses will continue as general and administrative expenses are expected to exceed the Company's available earnings from its remaining operating businesses in the near-term. The Company owes $2.4 million for taxes and interest relating to the settlement of issues raised by the Internal Revenue Service resulting from audits of the Company's consolidated Federal income tax returns for the years 1980 through 1991 (See Note 8). The Company has been aggressively pursuing numerous alternatives to raise funds, including: (i) continuing legal claims against non-settling excess insurance carriers for recovery of past remediation costs, (ii) the collection of amounts due the Company, and (iii) the disposition of all of its non-operating assets held for sale (See Note 7). Toward this end the Company successfully completed settlements of its claims against certain excess insurance carriers in 1999, 2000 and 2001, and the sale of certain operations and certain property held for sale during the period of 1995 through 1998. However, the Company is currently unable to determine whether the timing and the amount of cash generated from these continuing efforts will be sufficient to discharge the Company's tax liability, contingent obligations and its continuing operating liabilities as they come due. The consolidated financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

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

      At September 30, 2004, the Company's marketable securities consisted of U.
S. Treasury bills classified as available-for-sale and are carried at their fair value of $2,691,000, with a cost of $2,688,000, and unrealized gain of $3,000. The decrease in net unrealized gains included in stockholder's equity was $5,000. Proceeds from the sale or maturity of marketable securities were $2,364,000 and $4,351,000 for the nine months ended September 30, 2004 and 2003, respectively. In addition, the Company realized gross losses of $2,000 from the sale of marketable securities during the nine months of 2004. During the same period for 2003, the Company realized gross gains of $3,000 and gross losses of $8,000 from the sale of marketable securities.

NOTE 4 - TRADE RECEIVABLE

          Accounts receivable-trade as of September 30, 2004 and December 31, 2003 includes $304,000, net of reserves, related to a project at the Southern Ocean Landfill ("SOLF") in New Jersey. On May 15, 2000 the Company's capping plan for SOLF was approved by the New Jersey Department of Environmental Protection ("NJDEP") (the "Capping Plan"). Tipping fees generated from the deposit of the recycled materials used in the implementation of the plan were paid into an escrow fund from which the Capping Plan costs are paid. The Capping Plan was modified to, among other provisions, provide funding of certain closure activities by the county and state. Escrow accounts from which project expenses are paid held $474,000 as of September 30, 2004. The Capping Plan work has been completed and final specifications of the work performed have been submitted to the NJDEP for its review. Amounts due the Company are expected to be collected upon completion of the NJDEP review of invoices to be paid and documentation of the work performed.

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

NOTE 6 - ESCROWED PROCEEDS FROM SALE OF SUBSIDIARY

      On March 1, 1996, the Company's wholly-owned subsidiary, THV Acquisition Corp., sold all of the issued and outstanding stock of Hunt Valve Company, Inc. to ValveCo, Inc. A portion of the net cash proceeds of the sale was placed in an interest bearing escrow account to secure the Company's indemnification obligations to the purchaser under the purchase agreement. The escrow will terminate upon the earlier to occur of (i) the release of all funds from escrow in accordance with the terms thereof or (ii) the later to occur of (x) the expiration of the applicable statute of limitations for the assessment of federal income taxes for all taxable years with respect to which Hunt was a member of the Company's consolidated tax group and (y) the satisfaction by the Company of all assessments or other claims by the United States Internal Revenue Service for taxes of the consolidated tax group during such years. No indemnification claims have been asserted. The escrowed funds with accrued interest income equal $123,000 as of September 30, 2004 and December 31, 2003, and are classified as current in the accompanying balance sheet since it is anticipated that the funds will be released within twelve months.

NOTE 7 - ASSETS HELD FOR SALE

     Assets held for sale consist primarily of real estate which is carried at a cost of $1,312,000 as of September 30, 2004 and December 31, 2003. The real estate included in this category consists of approximately 430 acres located in Deptford, N.J. (including approximately 100 acres upon which the landfill, owned and operated by the Company's subsidiary Kinsley's Landfill, Inc. is situated). The Company entered into an agreement during 2001 for the sale of approximately 60 acres of real property located in Deptford, NJ. During October 2004 the buyer  elected to extend the closing date to April 2005 in accordance  with  the terms of the agreement; no further extensions are permitted. The buyer is paying non-refundable installments toward the purchase price. Such installments totaled $101,000 through September 30, 2004 and have been treated as un-earned income for financial presentation purposes and will be recognized as income upon completion or termination of the contract. The Company is actively pursuing the disposition of the remaining properties. However, given the proximity of the properties to the landfill and the location of wetlands on certain properties, the Company is unable to determine when such sale(s) will ultimately be consummated.


NOTE 8 - INCOME TAXES

      The provision for income tax expense (benefit) for the nine months ended September 30 consists of the following (in 000's):
                                              2004
                                                      2003
     Provision for operations
       Currently payable (refundable):
         Federal                            $(323)            $
                                                      (378)
         State                                  -
                                                      -
                                             (323)
                                                      (378)
       Deferred:
         Federal                                -           -
         State                                  -
                                                      -
                                                -
                                                      -
       Total income tax provision (credit)  $(323)            $
                                                      (378)

      During October 2000 the Company concluded litigation it began in 1994 against the United States Internal Revenue Service (the "Service") in Tax Court regarding the Company's tax liability for taxable years 1980-88 and certain issues from taxable years 1989-91. The Company settled all of the issues before the Tax Court and reached agreement with the Service as to its tax liability for all taxable years through 1996. After taking into account available net operating losses and tax credits, the Company was assessed $905,000 of federal income tax plus interest. The Company paid the portion of the federal assessment related to 1995; $9,000 for taxes and $5,000 for interest. The taxes and interest accrued on the assessed taxes, as estimated by the Company, equaled approximately $896,000 and $3,926,000, respectively, as of July 21, 2004.

           During March 2001, the Company filed an Offer in Compromise with the Service with respect to federal income taxes and interest due as a result of the Tax Court settlement. The March 2001 offer requested a reduction in the amount due and permission to pay the reduced obligation in installments. The Service rejected the March 2001 offer, and during March 2002 the Company appealed the Service's rejection of its offer. In April 2004 the Company submitted a revised offer and in June 2004 it submitted an amendment to the revised offer (the "Offer"). The Service accepted the Offer by letter dated July 21, 2004.

      The Offer obligates the Company to pay a total of $2,490,000 in satisfaction of the assessed federal income taxes and interest. A payment of $810,000 was made during October 2004. The balance due is to be paid in monthly installments over nine years as follows: (a) $18,230.00 per month for each of the forty-eight months beginning August 2004, and (b) $13,416.00 per month for each of the following sixty months beginning August 2008. The Company will be permitted to receive refunds of prior tax overpayments and from the carryback of losses. The Service does not impose interest on amounts payable pursuant to the Offer. Should the Company default in any of the terms of the Offer, the Service may initiate suit to impose one or more remedies available to it, including the reinstatement of the total amount previously assessed and/or impose interest.

      The Company has reported the transaction in accordance with SFAS No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings", and recognized income from this transaction of approximately $2.3 million in its financial statements for the period ended September 30, 2004. Such amount is equal to the difference between the Company's previously accrued estimate of its federal tax obligation and the amount of the total payments to the Service required pursuant to the Offer. This income is not subject to income tax.

     The portion of accrued federal income taxes and related interest classified as a current liability includes an amount equal to the payments due during the twelve months subsequent to September 30, 2004. The balance of the accrued federal income tax and related interest has been classified as a long term liability.

      The Company paid state income taxes and interest of $80,000 in 2003 with the filing of amended state tax returns reflecting adjustments to previously reported income resulting from the settlements with the Service. State tax authorities may assert that additional interest and penalties are owed in connection with the state tax liability arising from these settlements. The portion of accrued income taxes classified as current as of September 30, 2004 also includes $48,000 for accrued state interest. The Company will decide whether to challenge any such state tax penalties if and when they are asserted.

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

      As of September 30, 2004, the Company has accruals totaling $10.4 million for its estimated share of remediation and closure costs in regard to the Company's former landfill operations, approximately $8.4 million of which is held in trusts and maintained by trustees for financing of the estimated $10.3 million required to fund the closure plan related to the landfill in Deptford, New Jersey owned by the Company's subsidiary, Kinsley's Landfill, Inc.

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

Results of Operations

      The nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

      Consolidated revenues by business segment for the nine months ended September 30, 2004 and 2003 were as follows (in $000):

                                 2004        2003
     Environmental Services       $721       $743
     Electricity Generation       262         178
       Subtotal                   983         921
     Intercompany               (721)       (673)
       Net                       $262        $248

     Consolidated net revenues for the nine months ended September 30, 2004 were $262,000 compared to $248,000 reported for the same period of 2003.

      The environmental services segment provides construction, remedial and maintenance services at landfills, commercial and industrial sites, and manages methane gas recovery operations. The environmental services segment reported gross operating revenues (prior to elimination of intercompany sales) of $721,000 for the nine months ended September 30, 2004 compared to $743,000 for the period in 2003; a decrease of $22,000 or 3%. All of the environmental services segment's revenues for the period in 2004, compared to $673,000 or 91% for last year, were for services provided to other members of the consolidated group and therefore eliminated in consolidation. Third party sales were $70,000 for the period in 2003. Substantially all the third party sales during 2003 were to three customers.

     The reduction in environmental services third party sales for the period in 2004 is attributable, in part, to the completion of work at the Southern Ocean Landfill ("SOLF"), located in Ocean County, New Jersey. The Company's capping plan for SOLF was approved by the New Jersey Department of Environmental Protection ("NJDEP") on May 15, 2000 and subsequently amended (the "Capping Plan"). The Capping Plan was limited to the grading and capping of the 12 acre lined portion of SOLF and called for the use of recycled materials where possible in the implementation of the plan. The Company performed certain of the construction activities, sub-contracted other activities and performed all managerial functions required under the Capping Plan, as well as acted as SOLF's agent to solicit the recycled materials. Final specifications of the work performed have been submitted to the NJDEP for its review. The Company recognized revenue of $19,000 related to this site during the nine months ended September 30, 2003 and the accounts receivable - trade related to SOLF as of September 30, 2004 and December 31, 2003, was $304,000.

      The Company's environmental services segment continues to perform closure activities on sites previously operated by the Company's subsidiaries. Work performed on a landfill owned by the Company, the Kinsley's Landfill, is submitted for reimbursement to an escrow account established to finance the closure activities at the site. The portion of the Company's gross revenue derived from such escrow account was approximately $710,000 and $665,000 for services performed during the nine months ended September 30, 2004 and 2003, respectively. Such amounts are included in the amount of intercompany sales reported above, and eliminated in the calculation of net operating revenue. The Company and the NJDEP are discussing options regarding improvements to the top, or "cap", for this site. The Company has proposed the use of recycled materials to fill depressions and re-contour the cap of the mound. The work would be funded, in part, by tipping fees charged for the deposit of the recycled materials onto the site. The Company is currently responding to questions proposed by NJDEP. The work may be performed in phases in an attempt to minimize impacts, if any, from future changes in the markets for recycled material.

      Revenues from the segment that generates electricity using methane gas as fuel were approximately $262,000 and $178,000 for the nine months ended September 30, 2004 and 2003, respectively. Methane gas is a component of the landfill gas generated by a landfill site owned by the Company and located in Deptford, New Jersey. The electricity generating facility consists of four diesel/generating units each capable of generating approximately 11,000 kWh/day when operating at 85% capacity. Only two of the four diesel/generating units are operating; the two non-operating units require major repairs. The Company is considering alternatives to the current operation, including offers to purchase the electricity generating operations, prior to investing in the repairs of the units. Electricity generated is sold pursuant to a long-term contract with a local utility. The contract has three years remaining. Revenues are a function of the number of kilowatt hours sold, the rate received per kilowatt hour and capacity payments. The Company sold 4.9 million kWh and
4.0 million kWh during the nine months ended September 30, 2004 and 2003, respectively. Elements of the landfill gas are more corrosive to the equipment than traditional fuels, resulting in more hours dedicated to repair and maintenance than with equipment utilizing traditional fuels.

     Consolidated direct operating costs for the nine months ended September 30, 2004 were $119,000, an increase of $9,000 or 8% when compared to $110,000 reported for 2003. Costs of the environmental services segment decreased due primarily to the decrease in work for third parties. The costs of the electricity generating segment increased for the nine months ended September 30, 2004 compared to the period in 2003, due primarily to increased equipment operating costs.

      Consolidated selling, general and administrative expenses for the nine months ended September 30, 2004 were $1,094,000, a net decrease of $90,000 or 8% from $1,184,000 reported for the same period in 2003. The net decrease in expenses was primarily due to decreases in professional fees, general operating and bad debt expenses in excess of increases in insurance expense, employee compensation and related expenses. The operating costs of the non-operating subsidiaries, consisting primarily of insurance premiums, franchise, corporate and real estate taxes, aggregated to approximately $45,000 and $36,000 for the period in 2004 and 2003, respectively. Significant professional fees and administrative costs continued to be incurred in support of the Company's ongoing litigation, business development and asset divestiture efforts (see "Liquidity and Capital Resources - Liquidity").

      The Company's consolidated loss from operations for the nine months ended September 30, 2004 was $951,000 versus $1,046,000 for the period in 2003, a decrease of $95,000.

      Consolidated investment income was $38,000 for the nine months ended September 30, 2004, a decrease of $62,000 from $100,000 reported for the comparable period in 2003. The decrease is primarily due to the reduction in funds available for investment and a decrease in yield on investments.

      Consolidated interest expense was $3,000 and $4,000 for the nine months ended September 30, 2004 and 2003, respectively.

      Interest reported as "Interest (expense) credit related to income taxes payable" represents the increase or decrease in the amount of interest accrued on estimated income taxes payable as a result of the Company's Tax Court litigation concluded during 2000. Interest expense of $129,000 and $235,000 was reported for the nine months ended September 30, 2004 and 2003, respectively.

      Loss from the sale of marketable securities was $2,000 and $5,000 for the nine months ended September 30, 2004 and 2003, respectively.

      Consolidated miscellaneous income for the nine months ended September 30, 2004 and 2003 was $84,000 and $55,000, respectively. Miscellaneous income for the period in 2004 and 2003 consists primarily of net rental/royalty income received from the rental and lease of certain of the Company's real property.

      Provision for income tax expense (benefit) recognized for the nine months ended September 30, 2004 and 2003 was $323,000 and $378,000, respectively.

     The extraordinary gain of $2,332,000 reported for the period in 2004 is the amount of the reduction in the Company's accrued income tax obligation as a result of the United States Internal Revenue Service acceptance of an Offer in Compromise presented by the Company on July 21, 2004. The Service agreed to accept payments totaling $2,490,000 in satisfaction of the Company's federal tax obligations. See "Liquidity and Capital Resources - Taxes" below for further discussion of this transaction.

      Consolidated net income for the nine months ended September 30, 2004 was $1,695,000 or $.57 per share, compared to a net loss of $(733,000) or $(.25) per share, for the nine months ended September 30, 2003.

      The three months ended September 30, 2004 compared to the three months ended September 30, 2003

      Consolidated revenues by business segment for the three months ended September 30, 2004 and 2003 were as follows (in $000):

                                 2004        2003
     Environmental Services      $247        $213
     Electricity Generation       100          49
       Subtotal                   347         262
     Intercompany               (247)       (211)
       Net                       $100        $ 51

      Consolidated net revenues for the three months ended September 30, 2004 were $100,000 compared to $51,000 reported for the same period of 2003.

     The environmental services segment reported gross operating revenues (prior to elimination of intercompany sales) of $247,000 for the three months ended September 30, 2004 compared to $213,000 for the period in 2003; an increase of $34,000 or 16%. All of the environmental services segment's revenues for the period in 2004, compared to $211,000 or 99% for last year, were for services provided to other members of the consolidated group and therefore eliminated in consolidation. Third party sales were $2,000 for the period in 2003. Substantially all the third party sales during 2003 were to three customers.

      The Company's billing for services performed on a landfill owned by the Company, the Kinsley's Landfill, and submitted for reimbursement to an escrow account were approximately $238,000 and $205,000 for the three months ended September 30, 2004 and 2003, respectively. Such amounts are included in the amount of intercompany sales reported above, and eliminated in the calculation of net operating revenue.

      Revenues from the segment that generates electricity using methane gas as fuel were approximately $100,000 and $49,000 for the three months ended September 30, 2004 and 2003, respectively. The Company sold 1.8 million kWh and
1.1 million kWh during the three months ended September 30, 2004 and 2003, respectively.

      Consolidated direct operating costs for the three months ended September 30, 2004 were $25,000, an increase of $10,000 or 67% when compared to $15,000 reported for 2003. The increase for the period in 2004 was primarily due to increased equipment operating and repair costs of the electricity generating segment.

      Consolidated selling, general and administrative expenses for the three months ended September 30, 2004 were $376,000, a net increase of $15,000 or 44% from $361,000 reported for the same period in 2003. The net increase in expenses was primarily due to increases in employee compensation and professional fees partially offset by decreases in insurance, general operating and bad debt expenses. The operating costs of the non-operating subsidiaries, consisting primarily of insurance premiums, franchise, corporate and real estate taxes, aggregated approximately $15,000 and $9,000 for the period in 2004 and 2003, respectively.

      The Company's consolidated loss from operations for the three months ended September 30, 2004 was $301,000 versus $325,000 for the period in 2003, a decrease of $24,000.

      Consolidated investment income was $11,000 for the three months ended September 30, 2004, a decrease of $11,000 from $22,000 reported for the comparable period in 2003. The decrease is primarily due to the reduction in funds available for investment.

      Consolidated interest expense was $1,000 and $2,000 for both the three months ended September 30, 2004 and 2003, respectively.

      Interest reported as "Interest (expense) credit related to income taxes payable" for the three months ended September 30, 2004 and 2003 was $13,000 and $81,000, respectively.

     Loss from the sale of marketable securities was $4,000 for the three months ended September 30, 2003. No gains or losses were incurred during the period in 2004.

      Consolidated miscellaneous income for the three months ended September 30, 2004 and 2003 was $17,000 and $13,000, respectively. Miscellaneous income for the period in 2004 and 2003 consists primarily of net rental/royalty income received from the rental and lease of certain of the Company's real property.

      Provision for income tax expense (benefit) recognized for the three months ended September 30, 2004 and 2003 was a benefit of $133,000 and $378,000, respectively.

     The extraordinary gain of $2,332,000 reported for the period in 2004 is the amount of the reduction in the Company's accrued income tax obligation as a result of the United States Internal Revenue Service acceptance of an Offer in Compromise presented by the Company on July 21, 2004. See "Liquidity and Capital Resources - Taxes" below for further discussion of this transaction.

      Consolidated net income for the three months ended September 30, 2004 was $2,181,000 or $.73 per share, compared to a net income of $25,000 or $.01 per share, for the three months ended September 30, 2003.

Liquidity and Capital Resources

General

      The Company faces significant short-term and long-term cash requirements for (i) federal income taxes and interest as discussed below and in the notes to the Company's consolidated financial statements for the period ended September 30, 2004, (ii) funding remediation costs and other expenses associated with sites of past operations, and (iii) funding its professional and administrative costs.

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

      In the event of an unfavorable resolution of the issues discussed below, which include claims against the Company by the United States Environmental Protection Agency and New Jersey Department of Environmental Protection, the Company's challenge of an arbitrator's award to SCA Services, Inc., or should the proceeds of asset sales be insufficient to meet the Company's future cash requirements, including its tax liabilities, then, if other alternatives are unavailable at that time, the Company may be forced to consider a plan of liquidation of its remaining assets, whether through bankruptcy proceedings or otherwise.

Statement of Cash Flow

      Net  cash  flow  used in operating activities for the  nine  months  ended
September 30, 2004 and 2003 was $747,000 and $2,504,000, respectively. The primary use of cash during the period in 2003 was the payment of approximately $1,610,000 toward estimated federal and state income tax due for 2002. Cash flows used in investing activities for the nine months ended September 30, 2004 was $1,770,000 versus a source of $3,705,000 for the period in 2003. The amount reported for 2003 reflects proceeds from the sale or maturity of marketable securities used to finance operating activities or retained as cash equivalents. Cash flows provided by financing activities was $5,000 for the period in 2004. Cash flows provided from financing activities for the period last year were $31,000. Funds held by the Company in the form of cash and cash equivalents decreased as of September 30, 2004 to $1,810,000 from $5,011,000 reported for the period in 2003.

      Working capital surplus was $4.3 million as of September 30, 2004 versus a surplus of $1.1 million as of December 31, 2003, and the ratio of current assets to current liabilities was 3.2 to 1 and 1.2 to 1 as of September 30, 2004 and December 31, 2003, respectively.

Taxes

      During October 2000 the Company concluded litigation it began in 1994 against the Internal Revenue Service (the "Service") in Tax Court regarding the Company's tax liability for taxable years 1980-88 and certain issues from taxable years 1989-91. The Company settled all of the issues before the Tax
Court and reached agreement with the Service as to its tax liability for all taxable years through 1996. After taking into account available net operating losses and tax credits, the Company was assessed $905,000 of federal income tax plus interest. The Company paid the portion of the federal assessment related to 1995; $9,000 for taxes and $5,000 for interest. The taxes and interest accrued on the assessed taxes, as estimated by the Company, equaled approximately $896,000 and $3,926,000, respectively, as of July 21, 2004.

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

      The Offer obligates the Company to pay a total of $2,490,000 in satisfaction of the assessed federal income taxes and interest discussed above. A payment of $810,000 was made during October 2004. The balance due is to be paid in monthly installments over nine years as follows: (a) $18,230.00 per month for each of the forty-eight months beginning August 2004, and (b) $13,416.00 per month for each of the following sixty months beginning August 2008. The Service does not impose interest on amounts payable pursuant to the Offer. The Company will be permitted to receive refunds of prior tax overpayments and from the carryback of losses. Should the Company default in any of the terms of the Offer, the Service may initiate suit to impose one or more remedies available to it, including the reinstatement of the total amount previously assessed and/or impose interest.

      The Company recognized income from this transaction of approximately $2.3 million in its financial statements for the period ended September 30, 2004. Such amount is equal to the difference between the Company's previously accrued estimate of its federal tax obligation and the amount of the total payments to the Service required pursuant to the Offer. This income is not subject to income tax.

Remediation and Closure Costs

      As of September 30, 2004, the Company has accrued $10.4 million for its estimated share of remediation and closure costs related to the Company's former landfill and waste handling operations. Approximately $8.4 million is held in trust and maintained by trustees for the post-closure activities of one site located in Deptford, New Jersey (see Note 9 to the Company's Consolidated Financial Statements).

      The Kin-Buc Landfill, located in Edison, New Jersey, was operated on parcels of property owned and leased by the Company's subsidiary, Kin-Buc, Inc. ("Kin-Buc"). The Kin-Buc Landfill and certain neighboring areas are undergoing remediation under Administrative Orders issued by the United States Environmental Protection Agency ("EPA") in September 1990 and November 1992 to the Company and other responsible parties including SCA Services, Inc. ("SCA"), which is an affiliate of Waste Management, Inc. ("WMI"). The Company initiated a suit in 1990 against generators and transporters of waste deposited at the site with the intent of obtaining contribution toward the cost of remediation. On December 23, 1997, the Company entered into four agreements which settled lawsuits related to the allocation of such costs of remediation. One of the December 23, 1997 agreements provided SCA's commitment to defend and indemnify the Company from future liability for the remediation of the site. However, the Company remains a responsible party under the aforementioned Administrative Orders issued by EPA, and continues to incur administrative and legal costs complying with such Administrative Orders.

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

      In addition to the portion of the proceeds from the Lloyds Suit set aside for claims by SCA, as discussed above, the Company also agreed that a portion of the proceeds be paid to legal counsel representing the Company in the Lloyds Suit. The Company and legal counsel representing the Company in the Lloyds Suit and certain other matters entered into an engagement agreement that contains as compensation both fixed and contingent fees. The amount of fees due is dependent in-part upon the outcome of the matters. The Company has paid approximately $182,000 toward such fees during 2003 and has accruals of approximately $530,000 as of September 30, 2004 for such fees which are due at the conclusion of all matters addressed in the engagement agreement.

Assets Held for Sale

     Assets held for sale consist primarily of real estate which is carried at a cost of $1,312,000 as of September 30, 2004. The real estate included in this category consists of approximately 430 acres of predominately vacant property located in Deptford, N.J. (including approximately 100 acres upon which the landfill owned and operated by the Company's subsidiary Kinsley's Landfill, Inc. ("Kinsley's") is situated). The Company is pursuing the disposition of the property through the sale of individual parcels and/or groups of parcels. During May 2001, the Company entered into a contract to sell approximately 55 acres adjoining Kinsley's landfill. The May 2001 contract, as amended during December 2002, contemplates the sale of 60 acres (45 acres usable land and 15 acres of wetlands) for $2.1 million. During October 2004 the buyer elected to extend the closing date to April 2005 in accordance with the terms of the agreement; no further extensions are permitted. The sale is contingent upon, among other conditions, the buyer obtaining approval of its plans for the property from applicable local and state agencies. The Buyer has begun paying non-refundable installments toward the purchase price. Such installments totaled $101,000 through September 30, 2004. The Company is unable to determine when sale(s) of the remaining parcels will ultimately be consummated and proceeds received given the proximity of the properties to the landfill and the location of wetlands on certain properties.

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

      As previously reported, in conjunction with the 1997 settlement of the litigation related to the Kin-Buc Landfill discussed above, the Company agreed to allow SCA to claim against a portion of the proceeds, arising from its lawsuit against its excess insurance carriers, discussed above. The maximum amount which could be found to be payable to SCA from the Lloyds Suit settlement proceeds, $3.5 million, was placed in escrow until the amount of such obligation is determined in accordance with the terms of the 1997 settlement. A calculation of the amount due pursuant to the 1997 Agreement was presented to SCA during March 2002. SCA subsequently notified the Company of its objection to values utilized in that calculation, contending it was owed $3.5 million. Unable to resolve the disputed issues, during August 2002 the Company and SCA submitted the dispute regarding the amount due to binding arbitration for resolution in accordance with the terms of the 1997 Agreement. On February 6, 2004 the arbitrator issued the final of three rulings, finding in favor of SCA awarding it $3.5 million.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

           None

Item 3.   Defaults Upon Senior Securities

           None

Item 4.  Submission of Matters to a Vote of Security Holders

          None

Item 5.  Other Information

          None

Item 6.  Exhibits

     Exhibit 10(bk)- Letter  dated  July  21,  2004 from  the  Internal  Revenue
                     Service regarding its acceptance of the Company's Offer in Compromise.

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



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  November 15, 2004    By:  /s/ Robert V. Silva
                                  Robert V. Silva, President
                                  and Chief Executive Officer
                                 (Principal Executive Officer)

                                              and


Date:  November 15, 2004    By:  /s/ Andrew J. Mayer, Jr.
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary
                                 (Principal Financial and
                                  Accounting Officer)









                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                          EXHIBIT INDEX

EXHIBIT                                                                PAGE
  NO.                                                                   NO.

 10(bk) Letter dated July 21, 2004 from the Internal Revenue Service regarding its acceptance of the Company's Offer in Compromise (Incorporated herein by reference to the Company's Current Report on Form 8-K dated July 23, 2004).

 31(a) Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the
          Sarbanes-Oxley Act of 2002 by Chief Executive Officer         37

 31(b) Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the
          Sarbanes-Oxley Act of 2002 by Chief Financial Officer         39

 32(a) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
          Chief Executive Officer                                       41

 32(b) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
          Chief Financial Officer                                       42