Form 10KSB
period 2004-12-31
TRANSTECH INDUSTRIES INC
filed 2005-04-15
CIK 87799

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                          FORM 10-KSB
(Mark one)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2004
                                    OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    Commission file number: 000-06512

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

Issuer's revenues for its most recent fiscal year: $359,000

At March 22, 2005 the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $180,128.

At March 22, 2005 the issuer had outstanding 2,979,190 shares of Common Stock, $.50 par value. In addition, at such date, the registrant held 1,885,750 shares of Common Stock, $.50 par value, in treasury.

                   DOCUMENTS INCORPORATED BY REFERENCE:

Annual report to security holders for the fiscal year ended December 31, 2004 is incorporated by reference into Part II of this Form 10-KSB with respect to Items 5, 6 and 7 of such Part II.

Transitional Small Business Disclosure Format (check one):
                                                     YES      NO  X




                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2004
                              CROSS-REFERENCE SHEET
                PURSUANT TO FORM 10-KSB GENERAL INSTRUCTION E(4)

  Part/Item               Form 10-K Heading             Reference Material

      II/5       Market for Common Equity, Related        Annual Report to
              Stockholder Matters and Small           security holders
              Business Issuer Purchases of Equity     (1), page 63
              Securities

      II/6        Management's Discussion and Analysis     Annual Report to
              or Plan of Operation                    security holders
                                                     (1), pages 4 to 20


      II/7        Financial Statements                     Annual Report to
                                                     security holders
                                                     (1), pages 21 to
                                                     62



(1)  Annual Report to Stockholders, attached as Exhibit 13 to this Form 10-KSB


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES
                        ________________

                          FORM 10-KSB
              FOR THE YEAR ENDED DECEMBER 31, 2004

                           I N D E X
                                                          Page(s)

Part I,   Item 1.   Description of Business                4 - 13

  "       Item 2.   Description of Property               14 - 15

  "       Item 3.   Legal Proceedings                     16 - 29

  "       Item 4. Submission of Matters to a Vote
                  of Security Holders                          30

Part II,  Item 5. Market for Common Equity,
                  Related Stockholder Matters and
                  Purchases of Equity Securities               31

  "       Item 6.   Management's Discussion and
                    Analysis or Plan of Operation              31

  "       Item 7.   Financial Statements                       31

  "       Item 8.   Changes in and Disagreements
                    with Accountants on Accounting
                    and Financial Disclosure                   31

  "       Item 8A.  Controls and Procedures                    32

  "       Item 8B.  Other Information                          32

Part III, Item 9.   Directors, Executive Officers,
                    Promoters and Control Persons;
                    Compliance with Section 16(a)
                    of the Exchange Act                   33 - 35

  "       Item 10.  Executive Compensation                36 - 38

  "       Item 11.  Security Ownership of Certain
                    Beneficial Owners and Management
                    and Related Stockholder Matters       39 - 41

  "       Item 12.  Certain Relationships and Related
                    Transactions                               42

  "       Item 13.  Exhibits                                   42

  "       Item 14.  Principal Accountant Fees
                    and Services                          42 - 43

Signatures and Certifications                                  44

Exhibit Index                                             45 - 49

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

    At December 31, 2004, the Company employed 11 persons on a full-time basis.

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

     In order to pay its mounting legal costs and remediation obligations, from 1986 to 1996, the Company divested a number of its more significant businesses while the liability for remediation of waste disposal sites that the Company previously operated were being sorted-out among the responsible parties through extensive and complex litigation that involved a developing body of environmental law. The Company's divestitures included the Allentown Cement Company in 1988, Cal-Lime, Inc. in 1995, and the Hunt Valve Co., Inc. in 1996. The Company has also sold a portion of its dormant real estate. Approximately
569 acres were sold during 1992, 107 acres were sold during 1997 and an additional two acres were sold during 1998. In 2001, the Company entered into a contract to sell, as amended, approximately 60 acres of real property. In 2002, the Company consummated an agreement reached in 2001 that settled its claims against certain excess insurance carriers.

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

     In addition, the Company owes the Internal Revenue Service (the "Service") approximately $1.6 million as a result of the settlement of its issues before the US Tax Court regarding the Company's tax liability for the years 1980 through 1991.

     The Company continues to pursue its claims against the non-settling excess insurance carriers, and the sale of certain property, however, no assurance can be given that the timing and amount of the proceeds from such sales will be sufficient to meet the cash requirements of the Company as they come due. In addition, the Company cannot ascertain whether its remaining operations and funding sources will be adequate to satisfy its future cash requirements.

Continuing Operations

      Environmental Services. The environmental services segment primarily provides landfill closure and post closure services, and installs and manages methane gas operations. The segment's gross-operating revenue represented approximately 73% and 81% of the Company's consolidated gross-operating revenues for the years ended December 31, 2004 and 2003, respectively. Substantially all of the environmental services segment's gross revenues for 2004, compared to 93% for 2003, were for services to other members of the consolidated group, and therefore eliminated in consolidation. Substantially all third party sales during 2003 were to three customers.

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

     The majority of the third party revenue for the years 2002 and 2001 relates to the Company's activities at SOLF. On May 15, 2000 the Company's capping plan for SOLF was approved by the New Jersey Department of Environmental Protection ("NJDEP") (the "Capping Plan"). The Capping Plan was limited to the grading and capping of the 12 acre lined portion of SOLF and grading and capping of a portion of the adjoining 44 acre unlined landfill area, and grading and capping of a previously used access road straddling the lined and unlined landfill areas at SOLF. The Capping Plan called for the use of recycled materials where possible in the implementation of the plan. Tipping fees generated from the deposit of the recycled materials were paid into an escrow fund from which the Capping Plan costs were paid. The Company performed certain of the above construction activities, sub-contracted other activities and performed all managerial functions required under the Capping Plan, as well as acted as SOLF's agent to solicit the recycled materials. The Company had initially agreed to seek payment for its services and reimbursement for its costs solely from the escrowed funds generated from the delivery of recycled materials. One recycled material accounted for 65% of the initial projected volume of all recycled materials to be deposited at the site. The availability of this recycled material declined dramatically since the project was first proposed during 1998, and the Company had a limited ability to substitute materials under the Capping Plan. As a result, the project fell behind schedule and incurred a disproportionate level of operating expenses relative to tipping fees generated. After prolonged negotiations with state and regional authorities, the Capping Plan was modified in January 2002 to (a) eliminate the capping of an adjoining area and access road, (b) allow additional time in which to complete the project, (c) allow additional materials to be incorporated into the plan in order to provide funding of a portion of the additional estimated project costs, and (d) provide funding of certain aspects of the closure by the county and state. Deposits of revenue producing recycled materials at the site ended during September 2002. The Company again sought an amendment to the Capping Plan that would permit the acceptance of recycled materials into an adjacent area beyond December 30, 2002 in order to provide additional funds to the project through the tipping fees charged for the deposit of such materials. The Company was unsuccessful in obtaining the approval of NJDEP and regional authorities of such an amendment. Therefore, given the projected escrowed funds remaining, the inability to generate funds from the acceptance of additional material and the proximity to the expiration of the project, the Company recognized a bad debt expense of $700,000 during the year ended December 31, 2002, in recognition of the write-off of amounts previously billed for work on the SOLF project in excess of that expected to be collected. Substantially all work to be performed under the modified Capping Plan was completed during 2003. During 2003, the Company recorded bad debt expense of $50,000 for additional reserves against its receivable due from the project. The total cost of the Capping Plan is approximately $5.4 million, of which approximately $2.1 million was billed by the Company for services provided on the project. The Company's Accounts receivable - trade as of December 31, 2004 includes $304,000 net of reserves, related to this project.

     The Company's environmental services segment continues to perform post-closure activities on sites previously operated by the Company's subsidiaries. Work performed on a landfill owned by the Company, the Kinsley's Landfill, is submitted for reimbursement to one of two escrow accounts established to finance the closure activities at the site (the "Kinsley's Escrows"). The Company billed the Kinsley's Escrows approximately $946,000 and $877,000 for post-closure activities during the years ended December 31, 2004 and 2003, respectively. Such amounts are included in the amount of intercompany sales reported above, and eliminated in the calculation of net operating revenue. The Company has submitted a revised plan for re-grading this site to the NJDEP for its approval. The re-grading plan calls for the use of recycled materials to fill and re-contour the areas of the mound having depressions. The cost will be funded by the Kinsley's Escrows, however, the Company intends to utilize recycled materials to the full extent possible in order to minimize the impact of the associated costs on the Kinsley's Escrows.

      Electricity Generation. Revenues from the operation which generate electricity utilizing methane gas as fuel were approximately $359,000 and $228,000 for the years ended December 31, 2004 and 2003, respectively. Such revenues represent 27% and 19% of consolidated gross operating revenues for 2004 and 2003, respectively, and 100% and 77% of consolidated net revenues for 2004 and 2003, respectively. Methane gas is a component of the landfill gas generated by a landfill site owned by the Company and located in Deptford, New Jersey.

    The electricity generating facility consists of four diesel/generating units each capable of generating approximately 11,000 kWh/day when operating at 85% capacity. Only two of the four diesel/generating units are operating; the two non-operating units require major repairs. The Company continues to evaluate alternatives to the current operation, including offers to purchase the electricity generating operations, prior to investing in the repairs of the units. Electricity generated is sold pursuant to a contract with a local utility that has two years remaining. The contract with the local utility allows for a continuous interruption in electricity supply for a period of up to twelve months. Revenues are a function of the number of kilowatt hours sold, the rate received per kilowatt hour and capacity payments. The Company sold 6.8 million kWh during the year ended December 31, 2004 compared to 5.4 million kWh sold in the prior year. The average combined rate received (per Kilowatt and capacity payment) in the current period when compared to the comparable period last year increased 23%. Engineering studies indicate sufficient quantities of gas at the landfill to continue the operation of the facility for approximately 7 years. Elements of the landfill gas are more corrosive to the equipment than traditional fuels, resulting in more hours dedicated to repair and maintenance than with equipment utilizing traditional fuels.

     Other Businesses. The other subsidiaries of the Company hold assets consisting of cash and marketable securities, real property and contract rights. During 2002, the Company merged two dormant indirect subsidiaries into their parent company, a direct subsidiary of Transtech, in an effort to reduce administrative costs.

Prior Operations

     Landfill and Waste Handling Operations. In February 1987, the landfill owned and operated by Kinsley's, the last of the three solid waste landfills previously operated by subsidiaries of the Company, reached permitted capacity and was closed. In 1976, the landfill owned and operated by Kin-Buc, Inc. ("Kin Buc") ceased accepting waste and, in 1977, the landfill operated by Mac Sanitary Land Fill, Inc. ("Mac") was closed. Pursuant to certain federal and state environmental laws, these subsidiaries continue to be responsible for maintenance and monitoring activities associated with the post-closure procedures of these landfills. The post-closure procedures typically include the maintenance of the final cover, stormwater management, testing and treatment of the landfill gas and fluid discharges and monitoring associated wells.

     The Company's accruals for post-closure activities equal the present value of the estimated future costs related to a site less funds held in trust for such purposes. Such estimates require a number of assumptions, and therefore may differ from the ultimate outcome. Litigation and administrative costs associated with a site are expensed as incurred. The Company has accrued post-closure costs for Kinsley's landfill and Mac landfill. Amounts held in certain escrows dedicated to post-closure activities of Kinsley's are netted against the accrual for presentation in the Company's balance sheet. Post-closure costs of the Kin-Buc landfill are discussed below.

     At December 31, 2004, the Company has accrued approximately $10.5 million for the estimated closure and remediation costs of these landfills. Of such amount, approximately $8.3 million is held in escrows maintained by trustees for post-closure activities at Kinsley's landfill.

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

    The Kin-Buc Landfill, located in Edison, New Jersey, was operated by Kin-Buc through August 1975 on property both owned and leased by Kin-Buc. From September 1975 until the landfill ceased operations in November 1977, the landfill was managed by Earthline Company ("Earthline"), a partnership formed by Wastequid, Inc. ("Wastequid"), then a wholly-owned subsidiary of the Company, and Chemical Waste Management of New Jersey, Inc. ("CWMNJ"), a wholly-owned subsidiary of SCA Services, Inc. ("SCA") and an affiliate of Waste Management, Inc. (formerly known as WMX Technologies, Inc.) ("WMI"). Remediation of the Kin Buc Landfill and certain neighboring areas was performed pursuant to
Administrative Orders (the "Orders") issued by the United States Environmental Protection Agency ("EPA") in September 1990 and November 1992 to 12 respondents: the Company, Kin-Buc, Earthline, Wastequid, CWMNJ, SCA, Chemical Waste Management, Inc. (an affiliate of WMI), Filcrest Realty, Inc. (a wholly-owned subsidiary of the Company) ("Filcrest"), Marvin H. Mahan (a former director, officer and former principal shareholder of the Company), Inmar Associates, Inc. (a company owned and controlled by Marvin H. Mahan)("Inmar"), Robert Meagher (a former director and officer of the Company and Inmar) ("Meagher") and Anthony Gaess (a former director and officer of SCA) ("Gaess").

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

     Maintenance of remedial systems installed at the site and operation of a fluid treatment plant that was constructed to treat fluids at the site are required for a 30-year period beginning in 1995. Operation of the treatment plant and maintenance of the facilities is being conducted by an affiliate of SCA. The total cost of the construction, operations and maintenance of remedial systems over this period plus the cost of past remedial activities, was estimated at the time of the December 1997 settlement to be in the range of $80 million to $100 million.

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

      Kinsley's. Kinsley's Landfill, Inc. ("Kinsley's"), a wholly-owned subsidiary of the Company, ceased accepting solid waste at its landfill in Deptford Township, New Jersey on February 6, 1987 and commenced closure of that facility at that time. The Company's Environmental Services Segment currently performs the post-closure maintenance required at the site as discussed above in the section describing the Company's continuing operations. At December 31, 2004, Kinsley's has accrued $10.4 million for post-closure care of this facility, of which $8.3 million is being held in interest-bearing escrow accounts. The accrual of December 31, 2004 is based upon the present value of estimated maintenance costs of the site's containment systems through the year 2017. The Company billed such escrows approximately $946,000 and $877,000 in 2004 and 2003, respectively, for post-closure activities conducted at the site.

    Mac. Mac Sanitary Land Fill, Inc. ("Mac"), a wholly-owned subsidiary of the Company, operated a landfill in Deptford Township, New Jersey that ceased operations in 1977. The closure of this facility has been completed. The Company's Environmental Services Segment currently performs the post-closure maintenance required at the site as well. The costs of post-closure maintenance and monitoring of the facility are funded by the Company and were approximately $17,000 and $13,000 for the years ended December 31, 2004 and 2003, respectively. At December 31, 2004, Mac has accrued closing costs amounting to $56,000 for the costs of continuing post-closure care and monitoring at the facility. The accrual as of December 31, 2004 is based upon the present value of the estimated maintenance costs of the site's containment systems through the year 2007.

     Carlstadt. The site, also known as the Scientific Chemical Processing ("SCP") Superfund site, includes 5.9 acre property located at 216 Paterson Plank Road, in the Borough of Carlstadt, Bergen County New Jersey. Throughout the late 1960s and 1970s Inmar Associates, Inc. ("Inmar") or its predecessor corporations held title to some or all of the Site. The Company had operated a solvents recovery facility at the site, and ceased operations there in 1970.

     On September 1, 1983, the Site was listed on the National Priorities List. On May 17, 1985, EPA issued notice letters to approximately 140 Potentially Responsible Parties ("PRPs") offering them the opportunity to undertake a Remedial Investigation/Feasibility Study ("RI/FS") at the Site. On September 30, 1985, EPA and a group of 108 PRPs entered into an Administrative Order on Consent (Index No. II-CERCLA-50114) for the performance of the RI/FS at the Site under EPA's oversight. On October 23, 1985, a group of 31 PRPs were issued a Unilateral Order (Index No. II-CERCLA-60102) which mandated that they fully participate in the efforts of, and cooperate with, those parties who entered the Administrative Order on Consent with EPA for performance of the RI/FS.

     On September 14, 1990, EPA issued a Record of Decision selecting an interim remedy for the first operable unit ("OU1") of the remedy at the Site. OU1 included installation of a slurry wall, installation of a shallow groundwater extraction system, off-site disposal of the collected groundwater, and operation and maintenance of the interim remedy. On September 28, 1990, EPA issued a Unilateral Order (Index No. II-CERCLA-00116) to 43 respondents, including the Company, requiring them to perform the OU1 remedy. The construction of the OU1 remedy was completed in June 1992.

    On August 12, 2002, EPA issued a Record of Decision selecting the remedy for the second operable unit ("OU2") at the Site. OU2 involves the remediation of a sludge area of approximately 4,000 square feet at the Site and the capping of the entire area circumscribed by the existing slurry wall at the Site. During September and November 2002, EPA notified a group of 81 parties, including the Company, of their potential responsibility regarding the implementation of OU2 and the reimbursement of EPA for its alleged costs. See Part I, Item 3. - Legal Proceedings for further discussion of matters regarding the Carlstadt site.

Discontinued Operations

     Valve Manufacturing Segment. On March 1, 1996, the Company's wholly-owned subsidiary, THV Acquisition Corp. ("THV"), sold all of the issued and outstanding stock of HVHC, Inc., a Delaware corporation ("HVHC"), the then parent of Hunt Valve Company, Inc., an Ohio corporation ("Hunt") to ValveCo Inc. A portion of the net cash proceeds was placed in an interest bearing escrow account to secure the Company's indemnification obligations to ValveCo, Inc. under the purchase agreement, including indemnification for any payments made by Hunt after the closing in respect of income taxes owed by the Company for the period that Hunt was a member of the Company's consolidated tax group. The escrow will terminate upon the earlier to occur of (i) the release of all funds from escrow in accordance with the terms thereof or (ii) the later to occur of
(x) the expiration of the applicable statute of limitations for the assessment of federal income taxes for all taxable years in which Hunt was a member of the Company's consolidated tax group and (y) the satisfaction by the Company of all assessments or other claims by the Internal Revenue Service for taxes of the consolidated tax group for such years. No indemnification claims have been asserted. The escrowed funds with accrued interest income equal $123,000 as of December 31, 2004.

Part I, Item 2.  Description of Property.

    1. A subsidiary of the Company, Filcrest Realty, Inc., owns parcels of land totaling approximately 53 acres in Edison Township, Middlesex County, New Jersey, which are currently not being used. This property is located in the vicinity of the Kin-Buc, Inc. property (see Paragraph 5 below and Part I, Item 1 Prior Operations). Approximately 74 acres of Filcrest's property was conveyed to a third party as of December 30, 2004 in conjunction with the settlement of claims brought by EPA (see Part I, Item 3. Legal Proceedings - The Kin-Buc Landfill). Approximately 17 acres of Filcrest's remaining property has been dedicated to the remediation of areas neighboring the Kin-Buc, Inc. property. Approximately 37 acres of Filcrest's remaining property are leased to an unrelated party pursuant to a 99 year lease executed in 1981. Such lessee operated a landfill on this property through 1987.

     2. One of the Company's subsidiaries, Kinsley's Landfill, Inc., owns approximately 320 acres in Deptford Township, Gloucester County, New Jersey. Approximately 57 of the 320 acres are currently held for sale. The subsidiary operated a landfill on approximately 100 acres of this site through February 1987. This landfill is now undergoing post-closure maintenance procedures.

    3. Another subsidiary and Transtech own approximately 108 acres in Deptford Township, Gloucester County, New Jersey, of which approximately 3 acres are currently held for sale.

     4. Another subsidiary of the Company, Mac Sanitary Land Fill, Inc., leased approximately 88 acres in Deptford Township, Gloucester County, New Jersey for use as a landfill site until February 1977. At that time, the lease was terminated in accordance with provisions of the lease which permitted termination when and as the landfill reached the maximum height allowed under New Jersey law. Mac currently conducts post-closure maintenance procedures at the site.

     5. The approximately 27 acre site owned by Kin-Buc, Inc., another subsidiary of the Company, in Edison Township, Middlesex County, New Jersey, was conveyed to a third party as of December 30, 2004 in conjunction with the settlement of claims brought by EPA (see Part I, Item 3. Legal Proceedings - The Kin-Buc Landfill). Kin-Buc, Inc. had operated a landfill on the site. At present, post-closure maintenance procedures are conducted at the site (see Part I, Item 1. Prior Operations).

     6. The Company leases its principal executive offices in Piscataway, New Jersey pursuant to a lease initiated in February 1992. An amendment to the lease, effective November 1999 reduced the area subject to lease from 5,132 square feet to 2,499 square feet and a monthly rent and utility reimbursement totaling $2,811 for March, 2000 through February 2001, $3,228 for March 2001 to February 2002, $3,332 for March 2002 to February 2003, $3,436 for March 2003 to February 2004 and $3,540 for March 2004 to the lease expiration in February 2005. The lease payment is subject to adjustment increases in specified costs borne by the landlord. The lease has expired, however the Company continues to occupy the leased premises as negotiations of renewal terms continue.

    7. The Company leases a 120 sq. ft. office in Sarasota, Florida pursuant to a one year lease initiated in December 2004. The monthly rent and related charges total approximately $1,100 per month.

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

      During March 2001, the Company filed an Offer in Compromise with the Service which requested a reduction in the amount due and permission to pay the reduced obligation in installments. This initial offer was rejected by the Service, and during March 2002 the Company appealed the Service's rejection of its offer. In April 2004 the Company submitted a revised offer and in June 2004 it submitted an amendment to the revised offer (the "Offer"). The Service accepted the Offer by letter dated July 21, 2004. As of the date the Offer was accepted, the Company had accrued taxes and interest on the assessed taxes, of approximately $896,000 and $3,926,000, respectively.

         The Offer commits the Company to pay a total of $2,490,000 in satisfaction of the assessed federal income taxes and interest discussed above. A payment of $810,000 was made during October 2004 and the balance due is to be paid in monthly installments over nine years as follows: (a) $18,230 per month for each of the forty-eight months beginning August 2004, and (b) $13,416 per month for each of the following sixty months beginning August 2008. The Service does not impose interest on amounts payable pursuant to the Offer. The Company will be permitted to receive refunds of prior tax overpayments and from the carryback of losses. Should the Company default in any of the terms of the Offer, the Service may initiate suit to impose one or more remedies available to it, including the reinstatement of the total amount previously assessed and/or impose interest.

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

     The Company and the Cooperating PRP Group agreed to an allocation of the proceeds from the Lloyds Suit that provided the Company 52% of the proceeds received from the settling excess insurers, plus all of the interest earned on both the Company's and Cooperating PRP Group's portion of the settlement proceeds while such proceeds were collected and held in escrow pending consummation of the settlement. The Company's share of the Settlement Agreement proceeds and interest earned during the collection of the proceeds was approximately $13,013,000, of which $9,513,000 was reported in the other income section of the Company's Consolidated Statement of Operations for the year ended December 31, 2002, net of related costs, and $3,500,000 is held in escrow pending the outcome of litigation regarding the arbitration with SCA Services, Inc. discussed below. The Company also agreed to pursue non-settling excess insurers and that the Cooperating PRP Group shall receive the first $250,000 collected from the non-settling excess insurers, less attorney fees and expenses, and the Company shall retain the balance of amounts recovered, if any.

     The Settlement Agreement was among the Company, the Cooperating PRP Group and certain Underwriters at Lloyd's, London, and certain London Market Insurance Companies (the "London Market Insurers")(the aforementioned parties being referred to hereinafter collectively as the "Parties"). The Settlement
Agreement is intended to be, a full and final settlement that releases and terminates all rights, obligations and liabilities of London Market Insurers, the Company and the Cooperating PRP Group with respect to the subject insurance policies.

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

The Kin-Buc Landfill

On December 30, 2004, Transtech together with its two wholly-owned subsidiaries Kin-Buc, Inc. ("Kin-Buc") and Filcrest Realty, Inc. ("Filcrest") executed consent decrees which, when entered by the U.S. District Court for the District of New Jersey (the "Court"), will resolve the claims brought against the Company and others by the U.S. Environmental Protection Agency ("EPA"), the New Jersey Department of Environmental Protection and New Jersey Spill Compensation Fund as set forth in the consolidated cases of United States of America; New Jersey
Department of Environmental Protection; and Acting Administrator, New Jersey Spill Compensation Fund v. Chemical Waste Management, Inc.; Earthline Company; Filcrest Realty, Inc.; Anthony Gaess; Inmar Associates, Inc.; Kin-Buc, Inc.; SCA Services, Inc.; SCA Services of Passaic, Inc.; Transtech Industries, Inc.; Waste Management, Inc.; and Wastequid, Inc., Civil Action No. 02-2077 (the "Lawsuit"), regarding the Kin-Buc Landfill.

      The Kin-Buc Landfill is located on parcels of land owned by Kin-Buc and leased to Kin-Buc by Inmar Associates, Inc. ("Inmar") near the Raritan River in Edison Township, New Jersey, on the fringe of a large area (300+ acres) of wetlands lying adjacent to the river. Operations at the Kin-Buc Landfill ceased during 1977. The Kin-Buc Landfill and certain neighboring property, including parcels owned by Filcrest and other third parties, are undergoing remediation pursuant to Administrative Orders issued by EPA in September 1990 and November 1992 (the "Orders") to the Company, Inmar and other responsible parties, including affiliates of Waste Management, Inc. ("WMI").

      During May, 2002 the U. S. Department of Justice, on behalf of EPA filed a suit entitled United States of America vs. Chemical Waste Management, Inc, et al, in the US District Court for the District of New Jersey (Case No. 02-2077
(DMC)). The named defendants were Transtech, Kin-Buc and Filcrest, Inmar WMI and affiliates of WMI specifically Chemical Waste Management, Inc., Earthline Company, Anthony Gaess, SCA Services, Inc., SCA Services of Passaic, Inc., Waste Management Holdings, Inc. and Wastequid, Inc. (WMI and its affiliates collectively referred herein as the "WMI Group"). EPA sought payment of past response costs, $3 million as of July 1999, allegedly incurred with respect to the Kin-Buc Landfill. In addition, EPA sought penalties for delays allegedly experienced in completing the remediation pursuant to the Orders. The amount EPA sought for penalties was not specified in the complaint, however subsequent correspondence with EPA provided revised claim amounts. The claim for unreimbursed past response costs increased to approximately $4.2 million, and the claim for penalties totaled $18.1 million. Both amounts were also subject to interest. The suit was stayed pending the outcome of mediation.

       During September 2002, the New Jersey Department of Environmental Protection and New Jersey Spill Compensation Fund (together referred herein as the "NJ Agencies") filed a similar suit against the same respondents, entitled New Jersey Department of Environmental Protection, and Acting Administrator, New Jersey Spill Compensation Fund v. Chemical Waste Management, Inc. et. al. in the United States District Court, District of New Jersey (Case No. 02CV 4610 (DMC)), that sought reimbursement of unspecified past costs allegedly incurred with respect to the Kin-Buc Landfill and for unspecified alleged natural resource damages. The suit was consolidated with the EPA suit discussed above and was stayed pending the outcome of mediation.

      The WMI Group had, inter alia, agreed to indemnify the Company against EPA and New Jersey Agencies claims for past response costs and natural resource damages pursuant to the terms of a 1997 Settlement Agreement (discussed below). However, the terms of the 1997 Settlement Agreement did not provide the Company with complete indemnification against the penalties sought by EPA in this action.

      The documents executed by the Company on December 30, 2004 were (i) a Consent Decree among the Company, Inmar, the WMI Group, the U.S. Department of Justice and EPA (the "Federal Consent Decree"), (ii) a contract (the "CLF Contract") between the Company and the Clean Land Fund ("CLF"), a third party non-profit organization, (iii) deeds transferring title (the "Deeds") to real property owned by Kin-Buc and certain real property owned by Filcrest (such Kin-Buc and Filcrest property referred herein as the "Subject Property") to CLF,
(iv) conservation easements (the "Conservation Easements") granted by Kin-Buc and Filcrest with respect to the Subject Property to CLF, and (v) a Consent Decree among the Company, Inmar, the WMI Group and the New Jersey Department of Environmental Protection and New Jersey Spill Compensation Fund (the "State Consent Decree").

      The Federal Consent Decree resolved the claims of EPA. EPA agreed to accept a $2,625,000 cash payment, plus interest from November 8, 2004, from the WMI Group in satisfaction of EPA's claims for past response costs against all defendants. EPA agreed to resolve its claim for penalties in exchange for a cash payment of $100,000, plus interest from November 8, 2004, of which $35,111.99 was paid by the Company, plus additional consideration consisting of
(a) the implementation by the Company of an Open Space Preservation Project through the granting of the Conservation Easements on the Subject Property to CLF, thereby preserving the Subject Property as open space in perpetuity, and through the execution of the Deeds thereby transferring title of the Subject Property to CLF, (b) the commitment by the Company, through CLF as its agent, to develop and implement a Wetlands Restoration and Land Management Project, described below, for parcels of the Subject Property together with, if possible, certain neighboring properties owned or leased by third parties all in accordance with the Federal Consent Decree, and (c) an initial payment of $108,000 to CLF to fund its work related to (a) and (b) above, of which the Company paid $68,000, pursuant to the CLF Contract. An additional $15,000 shall be paid to CLF, $5,000 of which shall be paid by the Company, if certain events transpire.

     The Subject Property consists of one parcel of approximately 25 acres owned by Kin-Buc upon which a portion of the Kin-Buc Landfill is situated and parcels totaling approximately 74 acres of predominately wetlands in the vicinity of the Kin-Buc Landfill owned by Filcrest. The Kin-Buc parcel and certain of the
Filcrest parcels are undergoing remediation pursuant to the Orders. The Company's investment in the Subject Property was written-off for book and tax purposes during the 1980's.

      The Wetlands Restoration and Land Management Project is to be accomplished through the implementation of an Open Space Land Management Plan, Wetlands Restoration Plan, an Initial Financing Plan and Final Financing Plan (collectively referred herein as the "Plans") that are to be developed and implemented by CLF pursuant to the CLF Contract and in accordance with the Federal Consent Decree. The objective of the Plans is to identify, restore, maintain and make self-sustaining all historic and current wetlands on certain parcels of the Subject Property, and to the extent possible, certain neighboring property held or leased by third parties, and ensure that such properties are preserved in perpetuity as open space and managed in accordance with the terms of the Federal Consent Decree.

     The EPA may impose financial penalties on the Company if the Company or CLF should fail to adhere to the terms and conditions of the Federal Consent Decree. A $100,000 penalty may be imposed under certain circumstances if the CLF Contract is abandoned by the Company. If CLF is unwilling or unable to fulfill the CLF Contract, the Company must make its best effort to find a suitable replacement and obtain EPA approval of such replacement. Other violations may each be subject to a penalty of $500 per day. The Company and CLF may be substantially relieved from the development and implementation of the Plans if either (i) EPA determines the Plans cannot be completed in accordance with the terms of the Federal Consent Decree, or (ii) the U.S. Army Corp of Engineers should proceed with the pending wetlands restoration project submitted to them by CLF for properties in the area including the Subject Property.

The State Consent Decree addresses the claims of the New Jersey Department of Environmental Protection and New Jersey Spill Compensation Fund (the "NJ Agencies"). The NJ Agencies agreed to resolve their claims against the defendants in exchange for a cash payment of $110,000 from the WMI Group and the commitment of the WMI Group to perform wetlands restoration on certain property in the vicinity of the Kin-Buc Landfill, including certain parcels of the Subject Property.

     The Federal Consent Decree and the State Consent Decree have been signed by the appropriate officials within those agencies. The Federal Consent Decree was lodged with the Court on March 30, 2005 for not less than thirty-days for public notice and comment. EPA may or may not elect to amend or withdraw its Consent Decree at the conclusion of the public review. If not amended or withdrawn, the Federal Consent Decree would be submitted to the Court for approval and entry after the period for public notice expires. There is no lodging requirement for the State Consent Decree.

      As previously reported, in 1990, Transtech, Kin-Buc and Filcrest commenced a suit in the United States District Court for the District of New Jersey entitled Transtech Industries, Inc. et al. v. A&Z Septic Clean et al. (the "Kin-Buc Cost Recovery Action") against non-municipal generators and transporters of hazardous waste disposed of at the Kin-Buc Landfill (the "PRPs") for contribution towards the cost of remediating the Kin-Buc Landfill. On December 23, 1997, the Company entered into four agreements which settled this suit, earlier suits and derivative lawsuits all related to the allocation of costs of remediation. One of the December 23, 1997 agreements provided SCA's Parties commitment to defend and indemnify the Company from certain future liability for and in connection with the remediation of the site.

Pursuant to indemnification provisions of the 1997 Agreement the SCA and certain related parties (the "SCA Parties") are to defend and indemnify the Company from and against (i) all claims, demands and causes of action which have been made or brought, or hereafter may be made or brought, by the EPA or any other federal, state or local governmental or regulatory agency, against the Company, and (ii) all liability, loss, cost and expense (including reasonable attorneys' fees) which may be suffered or incurred by the Company, which, in the case of (i) and (ii) above, arise from (y) the Orders (except for fines or penalties levied or imposed against the Company for or on account of any of the Company' actions or omissions on or before the effective date of the 1997 Agreement), or (z) any other orders or directives, and environmental or other applicable laws, regulations or ordinances, which are directed against or relate to the Kin-Buc Landfill or any portion thereof, operations at the Kin-Buc Landfill, the remediation of the Kin-Buc Landfill (except for the fines and penalties identified in (y) above), environmental conditions at the Kin-Buc Landfill or conditions resulting from releases from the Kin-Buc Landfill. The SCA Parties are not obligated to reimburse the Company for (i) response costs paid by the Company, on or before the effective date of the 1997 Agreement, or
(ii) attorney's fees, disbursements or other costs and expenses arising from the Company's prosecution, defense or settlement of the Kin-Buc Cost Recovery Action or the derivative suits paid or incurred by the Company, on or before the effective date of the 1997 Agreement.

      The  SCA  Parties  shall also defend and indemnify the  Company  from  and against all claims, demands and causes of action (including toxic tort and similar claims and causes of action), and all liability, loss, cost and expense (including reasonable attorneys' fees), which have been, or hereafter may be made, brought, suffered or incurred by the Company arising from environmental conditions at, or related to, the Kin-Buc Landfill or any portion thereof, or the remediation and maintenance of the Kin-Buc Landfill. Nothing contained herein shall be deemed to obligate the SCA Parties to reimburse the Company for
(i) response costs paid by the Company on or before the effective date of the 1997 Agreement, or (ii) attorney's fees, disbursements or other costs and expenses arising from the Company's prosecution, defense or settlement of the Kin-Buc Cost Recovery Action or the derivative suits paid or incurred by the Company on or before the effective date of the 1997 Agreement.

      The term Kin-Buc Landfill is defined in the 1997 Agreement as the Kin-Buc Landfill together with any real property located outside the boundaries of the Kin-Buc Landfill into which hazardous substances or contaminants may have migrated or threatened to migrate from the Kin-Buc Landfill or to which hazardous substances or contaminants deposited in the Kin-Buc Landfill finally came to rest or on which hazardous substances or contaminants were deposited from the operation of the Kin-Buc Landfill.

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

 No ruling has been issued with respect to the ongoing proceeding and the $3.5 million remains in escrow. The Company cannot predict the outcome of the action; i.e. if the action will successfully affect the arbitrator's award. The Company will recognize income equal to the amount of the escrow remaining after payment of amounts due SCA in the period such funds are released from escrow.

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

      Notwithstanding the September 1995 settlement, the Company may have liability in connection with the site to EPA for its costs of overseeing the remediation of the site, and to parties who had not contributed to the remediation at the time the settlement was approved but who may later choose to do so. During September 2002, EPA issued a notice of potential liability and of consent decree violations to potentially responsible parties regarding the Carlstadt site.

      An  unilateral  Administrative Order (the "UAO")  was  issued  by  EPA  on
November 12, 2004 named fifteen companies, including the Company, as respondents. The UAO requires the respondents to "make best efforts to cooperate and coordinate with Settling Defendants" who are in the process of implementing the response actions required under the UAO. The Settling Defendants is a group of 69 PRPs that have entered into a Consent Decree that requires the implementation of the same response actions as the UAO. The response actions include the design and implementation of the remedy selected for the second operable unit at the site, reimburse the United States for certain past costs incurred at the site, and make payment of certain future response costs that may be incurred in connection with the implementation of the OU2 remedy. The "best efforts to cooperate and coordinate with Settling Defendants" includes the requirement to negotiate with the Settling Defendants as either to the amount of work required under the UAO the Company will be willing to assume or the amount of the cash contribution the Company is willing to make toward the implementation of the UAO. The EPA estimated the present value of the selected remedy is $7.5 million which includes capital cost of $4.7 million plus annual O&M costs of $180,000 per annum.

      The Company has requested a complete and detailed accounting of the actual total expenditures for the remediation work completed at the Carlstadt site from either the AT&T Group or EPA. The AT&T Group has relayed that in aggregate, $15 million has been expended in regard to the site. The Company, as stated above, together with the property owner, Inmar Associates, Inc., contributed $145,000 cash and $4.1 million of proceeds from the settlement with primary insurance carriers in 1995, an additional $12.0 million from the Company's 2001 settlement with its excess insurance carriers and pledged an additional $250,000 from the claims being pursued against the insolvent excess carriers, toward the remediation of the site. Such contributions total $16.4 million, plus interest earned, which the Company believes should more than satisfy its fair share due for the site. The Company has informed EPA of its intent to comply with the UAO and is in the process of arranging a meeting with the Settling Defendants' representative.

The Tang Site

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

Part I, Item 4.  Submission of Matters to a Vote of
                 Security Holders.

    No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 2004.

                            PART II

Part II, Item 5.  Market for Common Equity, Related Stockholder
                  Matters and Small Business Issuer Purchases of
                  Equity Securities.

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

Part II, Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

Part II, Item 8A.  Controls and Procedures

     The Company's management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and the principal financial officer of the Company concluded that its disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission and are operating in an effective manner.

     No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of
1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Part II, Item 8B.  Other Information

    None.


                            PART III

Part III, Item 9.  Directors, Executive Officers, Promoters
                   and Control Persons; Compliance with Section
                   16(a) of the Securities Exchange Act.

Directors and Executive Officers of the Company

     Robert V. Silva (61) - President and Chief Executive Officer and a director of the Company from April 1991 and Chairman of the Board of Directors from November 1991. Mr. Silva served as a consultant to the Company from December 1990 until his appointment in April 1991 as an officer of the Company. Mr. Silva was employed from September 1987 to December 1990 as Executive Vice President of Kenmare Capital Corp. ("Kenmare"), an investment firm, and provided financial and management consulting services to companies acquired by Kenmare's affiliates. In connection with such financial and management services, Mr. Silva served as Vice President and a Director of Old American Holdings, Inc. and its subsidiary from 1988 to 1990, and Vice President and a Director of Compact Video Group, Inc. and its subsidiaries from 1988 to 1991 and of Manhattan Transfer/Edit, Inc. from 1989 to 1991. Mr. Silva also served as a Director of General Textiles from 1989 to 1991. From June 1985 to September 1987, Mr. Silva served as Vice President of, and provided management consulting services to, The Thompson Company, a private investment firm controlled by the Thompson family of Dallas, Texas. Mr. Silva served as Chairman and Chief Executive Officer of Hunt Valve Company, Inc., a former subsidiary of the Company, from March 1, 1996 to his resignation effective January 1, 1997, and as a Director of Hunt from March 1996 to August 1998. Mr. Silva also served as Vice President and a Director of ValveCo Inc., the entity which acquired Hunt, from October 10, 1995 to his resignation effective January 1, 1997, and was a stockholder in ValveCo Inc.
from March 1, 1996 through August 1998. From September 1996 to February 14, 1997, Mr. Silva served as a Director of Hunt's subsidiary, Hunt SECO Engineering, Ltd. and its subsidiaries. Mr. Silva is also the principal of Robert V. Silva and Company, LLC., a private investment firm. Mr. Silva served as Chairman and Chief Executive Officer of Fab-Tech Industries of Brevard, Inc. from September 1998 through November 1, 2000 and March 31, 2000, respectively. He continued to serve as a Director of Fab-Tech until his resignation in September 2002. Mr. Silva also served as a Director of Indesco International, Inc. from October 2000 through February 2002. Mr. Silva's former wife is the sister-in-law of Gary Mahan, the son of Marvin H. Mahan and Ingrid T. Mahan. In 2002, Mr. Silva was subjected to a summary proceeding under New Jersey's Domestic Violence Act. The court concluded that he had violated the Act. Mr. Silva flatly denies the allegations which form the basis of the complaint. After the hearing Mr. Silva underwent and passed a polygraph examination administered by a certified polygraphist with regard to those same allegations. Mr. Silva was deemed to "being truthful" in his answers to the questions presented during three series of tests. Mr. Silva has taken an appeal of the finding of the domestic court. The decision of the domestic court spawned three felony indictments, including assault, all based on the same allegations. Mr. Silva has retained separate defense counsel for these charges, has pleaded not guilty, and is aggressively defending them. The Company has reviewed these allegations and believes that they are unfounded. The allegations do not affect the Company's assessment of Mr. Silva's capability or integrity. The Company supports Mr. Silva in his defense and fully expects him to be exonerated.

     Arthur C. Holdsworth, III (56) - A director of the Company since 1988. Since June 1999, Mr. Holdsworth has been General Sales Manager at the Tilcon NJ Division of Tilcon NY, Inc. From August 1991 through June 1999 Mr. Holdsworth was Vice President of Sales at Millington Quarry, Inc. Prior to that and from 1977, Mr. Holdsworth was General Manager of Dallenbach Sand Co., Inc. Members of the Mahan family own Millington Quarry, Inc. and previously owned Dallenbach Sand Co, Inc.

     Andrew J. Mayer, Jr. (49) - Vice President-Finance and Chief Financial Officer of the Company from November 1991 and a director of the Company from December 1991 and, from April 1992, Secretary of the Company. From 1988 to
November 1991, Mr. Mayer served as Vice President, Secretary and Treasurer of Kenmare. In connection with management and financial services provided by Kenmare, Mr. Mayer served in a variety of capacities for the following companies: Old American Holdings, Inc. and its subsidiary from 1988 to 1991; The Shannon Group, Inc. and its subsidiaries from 1988 to 1990; Detroit Tool
Group, Inc. and its subsidiaries from 1989 to 1990; Compact Video Group, Inc. from 1988 to 1991; Manhattan Transfer/Edit, Inc. from 1989 to 1991; and General Textiles from 1989 to 1990. Mr. Mayer served as Executive Vice President of Hunt Valve Company, Inc., a former subsidiary of the Company from March 1, 1996, the date the Company sold Hunt, to his resignation effective January 1, 1997. Mr. Mayer served as Vice President - Chief Financial Officer of ValveCo Inc. from April 3, 1996 through his resignation effective January 1, 1997, and was a stockholder in ValveCo Inc. from March 1, 1996 through August, 1998. From September 1996 to February 14, 1997, Mr. Mayer served as a Director of Hunt's subsidiary, Hunt SECO Engineering, Ltd. and its subsidiaries. Mr. Mayer also served as a Director, Chief Financial Officer and Secretary of Fab-Tech Industries of Brevard, Inc. from September 1998 through November 1, 2000. He continued to serve as a Vice President of Fab-Tech until his resignation in September, 2002.

Compliance with Section 16(a) of Securities
Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the Company's fiscal year ending December 31, 2004 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

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

Part III, Item 10.  Executive Compensation.

Summary Compensation Table

     The following table summarizes the compensation paid to or earned by the President and Chief Executive Officer (the "Chief Executive Officer") and the Vice President-Finance, Chief Financial Officer and Secretary (the "Named Executive Officer") in the years ending December 31, 2004, 2003 and 2002 ("Fiscal 2004", "Fiscal 2003" and "Fiscal 2002", respectively) for services rendered by them to the Company in all capacities during such years. The Chief Executive Officer and the Named Executive Officer were the only executive officers and significant employees of the Company whose total annual salary and bonus exceeds $100,000 and were serving as executive officers and significant employees of the Company at December 31, 2004.

                                                        Long Term
                                                       Compensation
                            Annual Compensation       Awards     Payout
                                                                    s

                                            Other         Option          All
                                            Annual        s/      Long-   Other
                                            Compen-Restri Stock   Term    Compe
Name and          Fiscal           Bonus    sation c-ted  Apprec  Incent  nsa-
Principal         Year    Salary   (a)      (b)    Stock  ia-     ive     tion
Position                                           Awards tion    Plan    (c)
                                                         Rights  Payout
                                                                s
Robert V. Silva   2004    $229,557 $88,221  $3,801 0      0       0       0
President and     2003    $211,150 $4,060   $2,990 0      0       0       0
Chief
Executive Officer 2002    $211,150 $83,810  $2,000 0      0       0       0


Andrew J. Mayer,  2004    $187,005 $67,253  $1,530 0      0       0       0
Jr.
Vice President-   2003    $172,000 $0       $2,327 0      0       0       0
Finance, Chief    2002    $172,000 $60,690  $1,720 0      0       0       0
Financial Officer
and Secretary

     (a) Bonuses awarded to the Chief Executive Officer and the Named Executive Officer for Fiscal 2002 were the first bonuses paid to either Officer since 1997. The bonuses approximate 40% of the difference between (a) the sum of actual salary received from the Company for the years 1992 through 2000, and (b) the sum of actual salary for the years 1992 through 2000 adjusted for increases in the consumer price index.

     The Bonus awarded to the Chief Executive Officer for Fiscal 2003 equals one week's salary. The Bonus awarded to the Chief Executive Officer for Fiscal 2004 includes an amount equal to the Bonus for Fiscal 2002 plus an amount equal to one week's salary.

    The Bonus awarded to the Named Executive Officer for Fiscal 2004 includes an amount equal to the Fiscal 2002 Bonus plus an amount equal to two week's salary.

     (b) In each case, the amount shown as other annual compensation is the Company's matching contributions to its 401(k) Plan on behalf of the Chief
Executive Officer and the Named Executive Officer during each of Fiscal 2004, Fiscal 2003 and Fiscal 2002. In each of Fiscal 2004, Fiscal 2003 and Fiscal 2002, the Company's 401(k) Plan provided for a match equal to 50% of a participant's contribution to the plan in that year, subject to a maximum of (i) 2% of compensation in that year or (ii) applicable Internal Revenue Service limits.

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

Stock Option Plans

     The following table sets forth, with respect to grants of stock options and stock appreciation rights ("SARs") to the Chief Executive Officer and the Named Executive Officer and the Significant Employee during Fiscal 2004: (a) the number of options granted; (b) the percent the grant represents of total options granted to employees during Fiscal 2004; (c) the per-share exercise price of the options granted; and (d) the expiration date of the options.

Option/Sar Grants In Fiscal 2004

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

     The following table sets forth: (a) the number of shares received and the aggregate dollar value realized in connection with each exercise of outstanding stock options during Fiscal 2003 by the Chief Executive Officer and the Named Executive Officer and the Significant Employee; (b) the total number of all outstanding, unexercised options (separately identifying exercisable and unexercisable options) held by such executive officers as of the end of Fiscal 2004; and (c) the aggregate dollar value of all such unexercised options that are in-the-money (i.e., options as to which the fair market value of the underlying common stock of the Company that is subject to the option exceeds the exercise price of the option), as of the end of Fiscal 2004.

Aggregated Option/Sar Exercises In Fiscal 2004
And Fiscal Year-End Option/Sar Values


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

Compensation of Directors

     Directors of the Company who are not also employees are paid annual directors' fees of $1,875 per calendar quarter, plus $500 for attending each meeting of the board. In Fiscal 2004, Arthur C. Holdsworth, III earned fees of $8,500.

Part III, Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     As of the close of business on March 22, 2005, the Company has issued and outstanding 2,979,190 shares of Common Stock, which figure excludes 1,885,750 shares owned by the Company which are not outstanding and are not eligible to vote.

     Set forth below is a table showing, as of March 22 2005, the number of shares of Common Stock owned beneficially by:

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


Name and Address of
Beneficial Owner and    Number of Shares    Percentage
Identity of Group       Beneficially Owned   of Class
                        (i)

Roger T. Mahan          365,435 (a),(d)       12.3%
3 Timber Ridge Rd.
Far Hills, NJ 07931

Nancy M. Ernst          321,775                10.8%
                        (a),(b),(d)
2229 Washington Valley
Rd.
Martinsville, NJ 08836

Gary A. Mahan           310,601                10.4%
                        (a),(c),(d)
53 Cross Road
Basking Ridge, NJ
07920

Robert V. Silva         73,150 (e)             2.4%
200 Centennial Avenue
Piscataway, NJ 08854

Andrew J. Mayer, Jr.    40,900 (f)             1.5%
200 Centennial Avenue
Piscataway, NJ 08854

Arthur C. Holdsworth,   23,200 (g)             0.8%
III
200 Centennial Avenue
Piscataway, NJ 08854

All executive officers  137,250 (h)            5.0%
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

     (d) Members of the Mahan family, consisting of Roger T. Mahan, Nancy M. Ernst and Gary A. Mahan, their spouses and children and their parents, Marvin H. Mahan and Ingrid T. Mahan, own 1,007,911 shares of Common Stock, which represent approximately 34% of the shares outstanding. In addition, Ingrid T. Mahan is executrix of the estate of Arthur Tang, which owns an additional 32,750 shares of such common stock.

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

    (i) From data provided by the Company's Transfer Agent.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table sets forth as of December 31, 2004 the number of shares of the Company's common stock, the Company's only class of equity securities, issuable upon exercise of outstanding options, warrants and other rights, the weighted average exercise price of such options, warrants and other rights and the number of shares of common stock available for future issuance pursuant to all "equity compensation plans" relating to our common stock. Equity compensation plans include those approved by our shareholders, as well as those not approved by our shareholders, including individual compensation arrangements with one or more of our officers or directors.

              Equity Compensation Plan Information

Plan category   Number of securities  Weighted-average     Number of securities
                to be issued upon     exercise price of    remaining available
                exercise of out-      outstanding options  for future issuance
                standing options,     warrants and rights
                warrants and rights

Equity                -0-                -0-                    -0-
compensation
plans not
approved by
security
holders

Equity
compensation
plans approved
by
security                0                 0                     0
holders

Total                   0                 0                     0


Part III, Item 12.  Certain Relationships and Related Transactions.

    As of December 31, 2004 the Company's accounts include a receivable, created prior to July 2002, of $21,000 for unreimbursed sundry expenses paid on behalf of the President and Chairman of the Board, and his affiliates.

    The Company has provided Marvin H. Mahan, a former officer and director, and former principal shareholder of the Company, and the father of three of the Company's principal shareholders, dental insurance and fuel and service for an automobile since his retirement from the Company. Such expenses totalled approximately $2,000 for each of the years ended December 31, 2004 and 2003, respectively.

    In October, 1998 the Company entered into an agreement with Inmar, Marvin H. Mahan and Tang (collectively, the "Mahan Interests") which resolved outstanding disputes and assigned to the Company all rights of the Mahan Interests, and certain other insured entities affiliated with the Mahan Interests, as insureds and claimants under the excess insurance policies, including those policies which are now the subject of litigation initiated by the Company (see Part I, Item 3, Legal Proceedings).

Part III, Item 13.  Exhibits.

Exhibits

    The exhibits to this report are listed in the Exhibit Index on pages 45-49.

Part III, Item 14.  Principal Accountant Fees and Services.

     The following is a summary of the fees billed to the Company by Briggs, Bunting & Dougherty, LLP, its independent certified accountants, during the fiscal years ended December 31, 2004 and 2003:

Fee Category              2004                    2003

Audit Fees              $30,509                 $27,550

Audit-Related Fees        1,492 (a)                 -

Tax Fees                 14,681                  20,132

All Other Fees               -                    3,053 (b)

Total Fees              $46,682                 $50,735

a)  For consultation on various issues.

b)  For services with respect to a contract.

     Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Briggs, Bunting & Dougherty in connection with statutory and regulatory filings or engagements.

     Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in Fiscal 2004 or 2003.

     Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

     All Other Fees. Consists of fees for products and services other than the services reported above.

Policy On Audit Committee Pre-Approval Of Audit And Permissible Non-Audit Services Of Independent Auditors.

The Company has no audit committee. The Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval would generally be provided for up to one year and any pre- approval would be detailed as to the particular service or category of services, and would be subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.


Signatures


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2005       TRANSTECH INDUSTRIES, INC.
                        (Registrant)

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


April 15, 2005          /s/ Robert V. Silva
Robert V. Silva, President and
                            Chief Executive Officer and Director
                            (Principal Executive Officer)


April 15, 2005          /s/ Andrew J. Mayer, Jr.
Andrew J. Mayer, Jr.
                            Vice President-Finance, Chief
                            Financial Officer, Secretary and
                            Director (Principal Financial and
                            Accounting Officer)

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

 3 (b) By-laws: Incorporated by reference to Exhibit 3 (b) to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1989.

 3 (c)    Amended and restated by-laws:  See "B" below.

10      Material contracts:

10 (au) Settlement Agreement approved in September 1995 among Transtech Industries, Inc., Inmar Associates, Inc., Marvin
          H. Mahan and certain members of the 216 Paterson Plank Road Cooperating PRP Group: See "A" below.

10 (av) Income Tax Sharing Agreement dated September 27, 1991 among Transtech Industries, Inc., THV Acquisition Corp., HVHC, Inc. and Hunt Valve Company, Inc.: See "A" below.

10 (ax) Amended and Restated Stock Purchase Agreement dated as of January 15, 1996 among THV Acquisition Corp., ValveCo Inc., Transtech Industries, Inc., Hunt Valve Company, Inc. and Terold N.V., with exhibits, and letter agreement dated February 5, 1990 among THV Acquisition Corp., ValveCo Inc. and Transtech Industries, Inc.: See "C" below.

10 (ay) Escrow Agreement dated March 1, 1996 by and among THV Acquisition Corp., ValveCo Inc. and United States Trust Company of New York, as escrow agent: See "D" below.

                                                       Sequential
Exhibit No.                                              Page No.

10 (az) Settlement Agreement for Matters Relating to the Kin-Buc Landfill dated December 23, 1997 among Transtech Industries, Inc. and certain of its subsidiaries, Waste Management, Inc. and certain of its affiliates including SCA Services, Inc., Inmar Associates, Inc., Dock Watch Quarry, Inc., Marvin
          H.  Mahan,  Robert J. Meagher, and Anthony Gaess:   See  "E"
          below.

10 (ba)   Stipulation  of Settlement and Release dated   December  23,
          1997 among Transtech Industries, Inc. and certain of its shareholders and former officers, Inmar Associates, Inc., Tang Realty, Inc., Waste Management, Inc. and certain of its affiliates including SCA Services, Inc.: See "E" below.

10 (bb) Settlement Agreement dated October 22, 1998 among Transtech Industries, Inc. and its subsidiary, Inmar Associates, Inc., Tang Realty, Inc., Dock Watch Quarry Pit, Inc. and Marvin H.
          Mahan:  See "F" below.

10 (bc)   Transtech  Industries, Inc. 2001 Employee Stock  Plan:   See
          "G" below.

10 (bd) Agreement of Purchase and Sale dated May 17, 2001 among Transtech Industries, Inc. (and its subsidiaries Birchcrest, Inc. and Kinsley's Landfill, Inc.) and BWF Development,
          LLC.: See "H" below.

10 (be) Confidential Settlement Agreement and Release, dated October 8, 2001, among certain members of the 216 Paterson Plank Road Cooperating PRP Group, Transtech Industries, Inc., certain Underwriters at Lloyd's, London, and certain London Market Insurance Companies: See "I" below.

10(bf) Incentive Stock Option Plan of Transtech Industries, Inc. dated November 8, 1985: See "J" below.
                                                       Sequential
Exhibit No.                                             Page No.

10(bg) Consent Decree regarding the Chemsol,Inc. Superfund Site, Ordered by the US District Court, District of New Jersey, on April 21 2004 among the US Environmental Protection Agency, US Department of Justice, Transtech Industries, Inc., Marvin
          H. Mahan and Tang Realty, Inc. (without exhibits which are considered immaterial by the Company): See "K" below.

10(bh)    Letter dated July 21, 2004 from the Internal Revenue Service
          regarding   its  acceptance  of  the  Company's   Offer   in
          Compromise: See "L" below.

10(bi) Consent Decree regarding the Kin-Buc Landfill, executed by Transtech Industries, Inc. on December 30, 2004, among the US Environmental Protection Agency, US Department of Justice, Chemical Waste Management, Inc., SCA Services of
          Passaic, Inc., Wastequid, Inc., SC Holdings, Inc., Waste Management Holdings, Inc., Waste Management, Inc., Transtech Industries, Inc, Filcrest Realty, Inc., Kin-Buc, Inc., Inmar Associates, Inc. and Anthony Gaess.

10(bj) Consent Decree regarding the Kin-Buc Landfill, executed by Transtech Industries, Inc. on December 30, 2004, among the New Jersey Department of Environmental Protection, the New Jersey Spill Compensation Fund, Chemical Waste Management, Inc., Transtech Industries, Inc., Filcrest Realty, Inc., Kin-
          Buc,  Inc.,  Anthony  Gaess,  Inmar  Associates,  Inc.,   SC
          Holdings, Inc., Waste Management, Inc., and Waste Management Holdings, Inc.

11        Statement regarding computation of net loss              50
          per share

13        Annual Report to Stockholders                      51 - 115

14        Code of Ethics                                    116 - 119

21        Subsidiaries of the Registrant                          120


31(a)     Certification Pursuant to Rules 13a-14(a) and     121 - 123
          15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31(b)     Certification Pursuant to Rules 13a-14(a) and     123 - 124
          15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32(a)     Certification Pursuant to 18 U.S.C. Section             125
          1350,  as  Adopted Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002 by Chief Executive Officer

32(b)     Certification Pursuant to 18 U.S.C. Section             126
          1350,as  Adopted  Pursuant to Section 906 of  the
          Sarbanes-Oxley Act of 2002 by Chief Financial Officer



          "A" Incorporated herein by reference to the Company's
          Quarterly Report on Form 10-QSB for the quarter ended
          September 30, 1995.

          "B" Incorporated herein by reference to the Company's
          Current Report on Form 8-K dated October 24, 1995.

          "C" Incorporated herein by reference to the Company's
          Current Report on Form 8-K dated March 1, 1996.

          "D" Incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

          "E" Incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

          "F" Incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

          "G" Incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000

          "H" Incorporated herein by reference to the Company's
          Current Report on Form 8-K dated May 17, 2001.

          "I" Incorporated herein by reference to the Company's
          Quarterly Report on Form 10-QSB for the quarter ended
          September 30, 2001.

          "J" Incorporated herein by reference to the Company's Form S-8 dated April 3, 1987


          "K" Incorporated herein by reference to the Company's
          Current Report on Form 8-K dated April 22, 2004.

          "L" Incorporated herein by reference to the Company's
          Current Report on Form 8-K dated July 23, 2004