Form 10QSB
period 2005-03-31
TRANSTECH INDUSTRIES INC
filed 2005-05-16
CIK 87799

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           ___________

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2005

                              or

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,979,190 shares of common stock, $.50 par value, outstanding as of May 13, 2005. In addition, at such date, the issuer held 1,885,750 shares of common stock, $.50 par value, in treasury.

Transitional Small Business Disclosure Format
(Check One): Yes     No  X
                                               Page 1 of 48 pages
                                         Exhibit index on page 42

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED March 31, 2005

                            I N D E X
                                                          Page(s)
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

      Consolidated Balance Sheets as of March 31,
        2005 and December 31, 2004                          3 - 4

      Consolidated Statements of Operations
        and Comprehensive Income for the Three
        Months Ended March 31, 2005 and 2004                    5

      Consolidated Statements of Cash Flows for the
        Three Months Ended March 31, 2005 and 2004          6 - 7

      Notes to Consolidated Financial Statements           8 - 18

Item 2. Management's Discussion and Analysis
        or Plan of Operation                              19 - 31

Item 3. Controls and Procedures                                32

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                 33 - 39

Item 2. Unregistered Sales of Equity Securities
          and Use of Proceeds                                  39

Item 3. Defaults Upon Senior Securities                        39

Item 4. Submission of Matters to a Vote of
        Security Holders                                       39

Item 5. Other Information                                      39

Item 6. Exhibits                                               40

SIGNATURES AND CERTIFICATIONS                                  41

EXHIBIT INDEX                                                  42

EXHIBITS                                                  43 - 48

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)

                             ASSETS

                                       March 31,     December 31,
                                          2005          2004
                                      (Unaudited)   ____________
CURRENT ASSETS
  Cash and cash equivalents              $ 2,283       $ 1,038
  Marketable securities                      499         1,993
  Accounts receivable - trade (net of        339           344
allowance for doubtful accounts of
$56)
  Refundable income taxes                  1,111         1,111
  Recoverable post-closure costs due from
escrow fund                                  211           265
  Prepaid expenses and other                  53            60

      Total current assets                 4,496         4,811

PROPERTY, PLANT AND EQUIPMENT
  Land                                     1,067         1,067
  Buildings and improvements                 125           125
  Machinery and equipment                  3,099         3,085
      Total gross assets                   4,291         4,277
  Less accumulated depreciation            2,926         2,916
      Net property, plant and equipment    1,365         1,361

OTHER ASSETS
  Escrowed proceeds from sale of
subsidiary                                   123           123
  Assets held for sale                       190           190
  Other                                      245           246

      Total other assets                     558           559

TOTAL ASSETS                             $ 6,419       $ 6,731





         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

               CONSOLIDATED BALANCE SHEETS, Cont'd
                           (In $000's)

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                         March 31,   December 31,
                                          2005          2004
                                      (Unaudited)    ___________
CURRENT LIABILITIES
  Current portion of long-term debt      $    20       $    20
  Accounts payable                           211           181
  Current portion of income taxes
payable                                      219           219
  Accrued income taxes                        48            48
  Accrued professional fees                  319           372
  Accrued miscellaneous liabilities          186           175
  Current portion of accrued post-
    closure costs                             18            18

        Total current liabilities          1,021         1,033

OTHER LIABILITIES
  Long-term debt                              50            55
  Income taxes payable                     1,315         1,370
  Accrued post-closure costs               2,189         2,181

        Total other liabilities            3,554         3,606

STOCKHOLDERS' EQUITY
  Common stock, $.50 par value,            2,432         2,432
10,000,000 shares authorized,
4,864,940 shares issued
  Additional paid-in capital               1,450         1,450
  Retained earnings                        8,974         9,219
  Accumulated other comprehensive income
                                               2             5

        Subtotal                          12,858        13,106
  Treasury stock, at cost - 1,885,750    (11,014)      (11,014)
shares

        Total stockholders' equity         1,844         2,092

TOTAL LIABILITIES AND STOCKHOLDERS'      $ 6,419       $ 6,731
EQUITY

       See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (In $000's, except per share data)
                           (Unaudited)

                                          For the Three Months
Ended
                                                    March 31,
                                              2005        2004

NET OPERATING REVENUES                      $    96     $   63

COST OF OPERATIONS
  Direct operating costs                         72         58
  Selling, general and administrative
    expenses                                    294        340
    Total cost of operations                    366        398

INCOME (LOSS) FROM OPERATIONS                  (270)      (335)

OTHER INCOME (EXPENSE)
  Investment income (loss)                       16         16
  Interest expense                               (1)        (1)
  Interest expense related to income
    taxes payable                                -         (58)
  Accretion expense                            (107)      (111)
  Investment income on landfill
    escrow account                               97        111
  Rental income                                  21         19
  Miscellaneous income (expense)                 (1)        (1)
    Total other income (expense)                 25        (25)

INCOME (LOSS) BEFORE INCOME TAX
  EXPENSE(BENEFIT)                             (245)      (360)

  Income tax expense (benefit)                   -        (122)

NET INCOME (LOSS)                            $ (245)    $ (238)

NET INCOME (LOSS)PER COMMON SHARE            $ (.08)     $ (.08)

NUMBER OF SHARES USED IN CALCULATION       2,979,190   2,979,190

NET INCOME (LOSS)                            $ (245)     $( 238)
  Change in unrealized gain (loss),
    net of  tax                                  (3)         -
NET COMPREHENSIVE INCOME (LOSS)              $ (248)     $ (238)

         See Notes to Consolidated Financial Statements


                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

                PART I - FINANCIAL INFORMATION, Cont'd

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In $000's)
                              (Unaudited)

                                          For the Three Months
Ended
                                                     March 31,
                                               2005         2004
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers              $   102   $    65
    Cash paid to suppliers and employees        (308)      (443)
    Interest and dividends received               16         16
    Other income received                         20         18
    Interest paid                                 (1)        (1)
    Income taxes paid (net of refunds)           (55)        89
Payment of landfill post-closure costs,  net of
proceeds from escrow of $257,000 and
$252,000, respectively                            (3)        (2)
Net cash provided by (used in)
       operating activities                     (229)      (258)

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale and maturity of
      marketable securities                    1,491         -
    Purchase of marketable securities             -          (8)
    Payments on notes receivable                   2         -
    Purchase of property, plant and equipment
                                                 (14)        -
      Net cash provided by (used in)
        investing activities                   1,479         (8)

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on vehicle financing       (5)        (4)
      Net cash provided by (used in) financing
activities                                        (5)        (4)

  NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                           1,245       (270)
  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE YEAR                                1,038      4,322
  CASH AND CASH EQUIVALENTS AT END OF
    THE QUARTER                              $ 2,283    $ 4,052

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                           (In $000's)
                           (Unaudited)

                                          For the Three Months
Ended
                                                    March 31,
                                               2005        2004
RECONCILIATION OF NET INCOME (LOSS) TO NET
CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES:

NET INCOME (LOSS)                          $   (245)   $  (238)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
  Depreciation                                   10          9
  Accretion expense                             107        111
  Earnings on landfill escrow accounts          (97)      (111)
  Deferred income tax provision                  -           1
(Increase) decrease in assets:
  Accounts receivable -net                        5          1
  Refundable income taxes                        -          80
  Post-closure costs due from escrow             54          9
  Prepaid expenses and other                      7        (97)
Increase (decrease) in liabilities:
  Accounts payable and accrued
    miscellaneous expenses                       41        (17)
  Accrued income taxes                           -         (55)
  Accrued professional fees                     (53)        51
  Income taxes payable                          (55)        -
  Landfill post-closure costs, net of proceeds
from escrow of $257,000 and $252,000,
respectively                                     (3)         (2)

NET CASH PROVIDED BY (USED IN) OPERATING     $ (229)    $  (258)
ACTIVITIES



         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2005
                           (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

      The accompanying financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of this Form 10-QSB may wish to refer to the Company's Form 10-KSB for the year ended December 31, 2004 for further information.

The financial information has been prepared in accordance with the Company's customary accounting practices except for certain reclassifications to the 2004 financial statements in order to conform to the presentation followed in preparing the 2005 financial statements. Quarterly financial information has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature except as disclosed herein.

       In preparing financial statements in accordance with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates. See Part I, Item 2. Management's Discussion and Analysis or Plan of Operation for additional information regarding the estimates and assumptions the Company makes that affect its financial statements.

NOTE 2 - GOING CONCERN UNCERTAINTY

         The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant operating losses in each of the prior five years and it is anticipated that such operating losses will continue as general and administrative expenses are expected to exceed the Company's available earnings from its remaining operating businesses in the near-term. The Company owes $1.5 million for taxes and interest relating to the settlement of issues raised by the Internal Revenue Service resulting from audits of the Company's consolidated Federal income tax returns for the years 1980 through 1991 (See Note 6). The Company has been aggressively pursuing numerous alternatives to raise funds, including: (i) continuing legal claims against non-settling excess insurance carriers for recovery of past remediation costs, (ii) the collection of amounts due the Company, and (iii) the disposition of all of its non-operating assets held for sale (See Note 5). Toward this end the Company successfully completed settlements of its claims against certain excess insurance carriers in 1999, 2000 and 2001, and the sale of certain operations and certain property held for sale during the period of 1995 through 1998. However, the Company is currently unable to determine whether the timing and the amount of cash generated from these continuing efforts will be sufficient to discharge the Company's tax liability, contingent obligations and its continuing operating liabilities as they come due. The consolidated financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

NOTE 3 - MARKETABLE SECURITIES

      At March 31, 2005, the Company's marketable securities consisted primarily of U. S. Treasury bills classified as available-for-sale and are carried at their fair value of $499,000, with a cost of $496,000, and unrealized gain of $3,000. Net unrealized gains included in stockholder's equity, as of March 31, 2005 decreased from December 31, 2004 by $3,000. Proceeds from the maturity of marketable securities were
$1,491,000 for the three months ended March 31, 2005. No marketable securities were sold during the three months of 2005. No marketable securities either matured or were sold during the same period for 2004.

NOTE 4 - ACCOUNTS RECEIVABLE

      Accounts receivable-trade as of March 31, 2005 and December 31, 2004 includes $304,000, net of an allowance for doubtful accounts of $50,000, related to a project at the Southern Ocean Landfill ("SOLF") in New Jersey. Payment of the amount due the Company is subject to New Jersey Department of Environmental Protection ("NJDEP") review and approval of the Company's invoices and the work performed. During January 2005, NJDEP accepted the work performed by the Company at SOLF and is currently verifying the remaining amounts to be paid vendors from escrow accounts dedicated to SOLF closure costs. The Company expects full payment of its receivable during the second quarter of 2005.

NOTE 5 - ASSETS HELD FOR SALE

     Assets held for sale consist of approximately 60 acres of real property and structures located in Deptford, N.J. under contract for sale and are carried at a cost, net of depreciation, of $190,000 as of March 31, 2005 and December 31, 2004. The Company entered into a contract to sell the property during May 2001. The contract, as amended, contemplates the sale of the 60 acres (45 acres usable land and 15 acres of wetlands), which adjoins the Kinsley's Landfill, for $2.1 million. During March 2005, the Company agreed to the Purchaser's request for an additional extension of the closing date from April 2005 to December 22, 2005 subject to definitive documentation. The sale is contingent upon, among other conditions, the buyer obtaining approval of its plans for the property from applicable local and state agencies. The buyer has begun paying installments that totaled $126,000 through March 31, 2005. The installments have been treated as un-earned income for financial presentation purposes, and reported as an accrued miscellaneous liability.

NOTE 6 - INCOME TAXES

      The Company recognized a federal income tax benefit for the three months ended March 31, 2004 due to its ability to carry-back net operating losses to 2002 for credit against federal income taxes paid with respect to such year. Federal tax laws limit the carry-back of losses to two preceding years, therefore no federal tax benefit was recognized for the period in 2005 since the value of such benefit may not be realized.

       The   State  of  New  Jersey  enacted  state  income   tax
legislation, that, among other changes, limited the carry-forward of losses to offset taxable income to 50% of taxable income for 2004 and 2005.

     The provision for income tax expense (benefit) for the three
months   ended  March  31,  2004  is  based  upon  the  Company's
anticipated  annual  effective  tax  rate  and  consists  of  the following (in 000's):
                                                        2004
     Provision for operations
       Currently payable (refundable):
         Federal                                        $ (122)
         State                                              -
                                                          (122)
       Deferred:
         Federal                                            -
         State                                              -
                                                            -
         Total   income   tax   provision               $ (122)
     (credit)

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

      During March 2001, the Company filed an Offer in Compromise with the Service with respect to federal income taxes and interest due as a result of the Tax Court settlement. The March 2001 offer requested a reduction in the amount due and permission to pay the reduced obligation in installments. The Service rejected the March 2001 offer, the Company appealed the Service's rejection of its offer, and in June 2004 the Company submitted an amendment to a revised offer (the "Offer"). The Offer was accepted by the Service by letter dated July 21, 2004. As of the date the Offer was accepted, the Company had accrued taxes and interest on the accrued taxes of approximately $896,000 and $3,926,000, respectively.

      The Offer commits the Company to pay a total of $2,490,000 in satisfaction of the assessed federal income taxes and interest. A payment of $810,000 was made during October 2004 and the balance due is being paid in monthly installments over nine years as follows: (a) $18,230 per month for each of the forty-eight months beginning August 2004, and (b) $13,416 per month for each of the following sixty months beginning August 2008. The amount due for the five years subsequent to December 31, 2004 are as follows: $218,760 for 2005, 2006 and 2007; $195,000 for 2008;
and $161,000 for 2009. The Service does not impose interest on amounts payable pursuant to the Offer. The Company will be permitted to receive refunds of prior tax overpayments and from the carryback of losses. Should the Company default in any of the terms of the Offer, the Service may initiate suit to impose one or more remedies available to it, including the reinstatement of the total amount previously assessed and/or impose interest.

           The Company recognized income from this transaction of approximately $2,332,000, or $.78 per share, in its financial statements for the year ended December 31, 2004. Such amount is equal to the difference between the Company's previously accrued estimate of its federal tax obligation and the amount of the total payments to the Service required pursuant to the Offer. This income was not subject to income tax. The amount of the payments due during the twelve months subsequent to March 31, 2005 has been classified as a current liability and the balance of the payments due has been classified as a long-term liability.

      The Company paid state income taxes and interest of approximately $80,000 in 2003 with the filing of amended state tax returns reflecting adjustments to previously reported income resulting from the settlements with the Service. Such amounts were previously accrued as the Company adjusted its accruals for the estimated state income taxes and interest throughout the course of the negotiations and settlements reached with the Service. State tax authorities may assert that additional interest and penalties are owed in connection with the state tax liability arising from these settlements. The accrued income taxes classified as current as of March 31, 2005 includes $48,000 for accrued state interest.

NOTE   7   -   POST-CLOSURE  COSTS  AND  CONTINGENT   ENVIRONMENT
LIABILITIES

      The Company has future obligations for post-closure costs with respect to a landfill it owns and operated, the Kinsley's Landfill, and a landfill it operated on real property leased from others, the MAC Landfill. Kinsley's Landfill ceased accepting solid waste at its landfill in Deptford Township, New Jersey on February 6, 1987 and commenced closure of that facility. Mac Sanitary Land Fill, Inc. ("Mac"), a wholly-owned subsidiary of the Company, operated a landfill in Deptford Township, New Jersey which ceased operations in 1977. Post-closure costs include estimated costs to be incurred for providing required post-closure monitoring and maintenance of the landfill. Post-closure activities occur after the entire landfill ceases to accept waste and closes. These activities involve methane gas control, leachate management and groundwater monitoring, surface water monitoring and control, and other operational and maintenance activities that occur after the site ceases to accept waste. The post-closure period generally runs for up to 30 years after final site closure for municipal solid waste landfills. Obligations associated with monitoring and controlling methane gas migration and emissions are set forth in applicable landfill permits and these requirements are based upon the provisions of the Clean Air Act of 1970, as amended.

      The Company has accrued for such post-closure costs in accordance with Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). Pursuant to SFAS 143, a liability for an asset retirement
obligation  should  be  initially measured  at  fair  value.   In
situations where quoted market prices are unavailable, the estimate of fair value should be based on the best available information, including the results of present value techniques in accordance with Statement of Financial Accounting Concepts No. 7, "Using Cash Flow and Present Value in Accounting Measurements" ("SFAC 7"). Changes in the liability due to the passage of time are recognized as operating items in the income statement and are referred to as accretion expense. Changes in the liability due to revisions to estimated future cash flows are recognized by increasing or decreasing the liability, with, in the case of closed landfills, an offset to the statement of operations.

      The Company relies on third parties to provide certain materials, supplies and professional services for post-closure activities. Accordingly, the fair market value of these future obligations is based upon quoted and actual prices paid for similar work. The Company's personnel perform the majority of the services required for its post-closure obligations. The Company has added a profit margin onto the cost of such services to better reflect their fair market value as required by SFAS 143.

       The Company's estimates of costs to discharge asset retirement obligations for landfills are developed in today's dollars. The estimated costs are inflated to the expected time of payment and then discounted back to present value. The estimated costs in current dollars were inflated to the expected time of payment using an inflation rate of 2.5%, and the inflated costs were discounted to present value using a credit-adjusted, risk-free discount rate of 4.5%. The credit-adjusted, risk-free rate is based on the risk-free interest rate on obligations of similar maturity and adjusted for the risk associated with investments permitted and typically held in the Company's post-closure escrow accounts discussed below. Changes in the credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted, risk-free rate.

      The following table summarizes the actual activity in the Company's asset retirement obligation liabilities for post-closure costs for the three months ended March 31, 2005 (in
$000):

                                             2005

     Asset retirement obligation
       liability, beginning of period      $10,460
     Accretion expense                         107
     Obligations settled during
       the period                             (260)

     Asset retirement obligation
       liability, end of period             10,307
         Less: Current portion (a)             (18)

         Long-term portion                 $10,289

(a)   Represents estimated post-closure costs for  Mac  Landfill.
Funds for payment of the current portion of Kinsley's Landfill post-closure costs are withdrawn from escrow.

     At March 31, 2005 and December 31, 2004 the Company held $8,100,000 and $8,261,000, respectively, in escrow accounts which are to be used to fund post-closure costs at Kinsley's landfill and have been netted against the accrual for presentation in the Company's balance sheet. The escrow for post-closure costs at March 31, 2005 consisted of government backed debt securities and the cost of these securities approximated the fair market value. The escrow funds cannot be utilized for any other purpose, and the balance of funds, if any, remaining after the end of the post-closure period will revert to the State of New Jersey.

The Company's accrued post-closure costs by site as of March 31, 2005 and December 31, 2004 are as follows (in $000's):

                                          March 31,  December 31,
                                                2005         2004
            Kinsley's landfill
              Accrued costs                 $10,254      $10,404
              Escrowed funds                 (8,100)      (8,261)
              Net                             2,154        2,143
            Mac landfill                         53           56
        Total                                 2,207        2,199
        Less: Current portion                   (18)         (18)
        Long-term portion                   $ 2,189      $ 2,181

     The Company intends to annually review its calculations with respect to landfill asset retirement obligations unless there is a significant change in the facts and circumstances related to a landfill during the year, in which case the Company will review its calculations after the significant change has occurred.

Contingent Environmental Liabilities

     The Kin-Buc Landfill, located in Edison, New Jersey, and operated on property both owned and leased by the Company's subsidiary, Kin-Buc, Inc. ("Kin-Buc"), ceased operations in 1977. The operation and maintenance of remedial measures implemented at the Kin-Buc Landfill continue pursuant to the provisions of Administrative Orders issued by the United States Environmental Protection Agency ("EPA") to the Company and other respondents, including SCA Services, Inc. ("SCA"), an affiliate of Waste Management, Inc. ("WMI"). On December 23, 1997, the Company entered into four agreements which settled lawsuits related to the allocation of costs of remediation of the Kin-Buc Landfill and substantially relieved the Company from certain future obligation with respect to the site. As part of the settlement, SCA agreed to defend and indemnify Transtech, Kin-Buc and another subsidiary, Filcrest Realty, Inc. ("Filcrest") from claims by non-settling non-municipal waste and municipal waste potentially responsible parties in the litigation. SCA will also defend and indemnify the Company from certain liabilities in connection with the remediation of the Kin-Buc Landfill. However, the Company remains a responsible party under the Administrative Orders issued by EPA discussed above, and may continue to incur administrative and legal costs for issues and activities related to the site.

       The construction required by EPA pursuant to the Administrative Orders has been substantially completed. Operation of the treatment plant and maintenance of the facilities is being conducted by an affiliate of SCA. The total cost of the construction, operation and maintenance of remedial systems for a 30-year period, plus the cost of past remedial activities, was estimated at the time of the December 1997 settlement to be in the range of approximately $80 million to $100 million. In conjunction with the remediation, 26 acres of undeveloped land neighboring the site and owned by Filcrest were utilized for the construction of the containment system, treatment plant and related facilities. The property had been reflected at nominal value on the Company's financial statements.

      During May 2002, the Company and other respondents to the Administrative Orders were named as defendants to a suit filed by the Office of the United States Attorney in which EPA sought reimbursement of costs it allegedly incurred and penalties for past construction delays. During September 2002, the New Jersey Department of Environmental Protection and New Jersey Spill Compensation Fund filed a similar suit against the same respondents, seeking reimbursement of past costs it allegedly incurred with respect to the site and for alleged natural resource damages. During December 2004, the Company entered into a consent decree which, when entered by the Court, will resolve this suit (see Part II, Item 1. Legal Proceedings).

      During September 2002, EPA issued a notice of potential liability and of consent decree violations to potentially responsible parties regarding a site located in Carlstadt, New Jersey that has been undergoing remediation. During November
2004, the Company along with certain other potentially responsible parties were named as respondents to an Unilateral Administrative Order issued by EPA. EPA seeks contribution toward the remediation of an area designated Operable Unit 2 estimated to cost $7.5 million and $2.0 million of past oversight and administrative costs (see Part II, Item 1. Legal Proceedings). The Company ceased operations of a solvents recovery facility at the site in 1970.

     The impact of future events or changes in environmental laws and regulations, which cannot be predicted at this time, could result in material increases in remediation and closure costs related to these sites, possibly in excess of the Company's available financial resources. A significant increase in such costs could have a material adverse effect on the Company's financial position, results of operations and net cash flows. The costs of litigation associated with a site are expensed as incurred.

NOTE 8 - LONG-TERM DEBT

         Long-term debt consists of the following as of March 31,
     2005 and December 31, 2004 (in $000's):
                                               March 31,  December
31,
                                                  2005        2004

Note payable to bank due in monthly
  installments of $691, including
  interest at 7.0% per annum, to August
  2007; secured by a vehicle carried
  at a cost of $35,000.                       $ 18       $ 20

Note payable to a finance company,
  non-interest bearing, due in monthly
  installments of $884, including
  effective interest at 5.5% per
  annum, to July 2008 (less unamortized
  discount of $6,000); secured by a
  vehicle carried at a cost of $46,000.         32         34

Note payable to a finance company, due
  in monthly installments of $459,
  including interest at 7.99% per annum,
  to August 2009; secured by a vehicle
  carried at a cost of $23,000.                 20         21

Total long-term debt                            70         75
    Less: Current portion                      (20)       (20)
Long-term portion                             $ 50       $ 55

NOTE 9 - SEGMENT INFORMATION

       The Company's continuing operations are grouped into three segments: (a) operations which generate electricity from recovered methane gas, (b) operations which perform maintenance, remediation and related services on landfill sites, and (c) corporate and other. Corporate and other includes selling, general and administrative expenses not specifically allocable to the other segments. Corporate assets are represented primarily by cash and cash equivalents, marketable securities and real estate held for investment and sale. Financial information by segment for the three months ended March 31, 2005 and 2004 follows.

(In $000's)                Electricity  Environmental Corporate
                           Generation     Services    and Other

2005
  Gross operating revenues   $    96      $   207      $    -
  Intercompany revenues(a)   $    -       $  (207)     $    -
  Net operating revenues     $    96           -            -
  Depreciation expense       $     2      $     6      $     2
  Income (loss)
    from operations          $    24      $    (6)     $  (288)
  Capital expenditures       $    13      $    -       $     1

2004
  Gross operating revenues   $    63      $   245      $    -
  Intercompany revenues(a)   $    -       $  (245)     $    -
  Net operating revenues     $    63      $    -       $    -
  Depreciation expense       $     2      $     6      $     1
  Income (loss)
    from operations          $     5      $    (5)     $  (335)
  Capital expenditures       $    -       $    -       $    -

      (a) Intercompany revenues reflect intercompany sales within the environmental services segment.

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

Discussion of Critical Accounting Policies

      For a discussion of the Company's critical accounting policies, see the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

Results of Operations

      Consolidated net operating revenues were $96,000 for the three months ended March 31, 2005, an increase of $33,000 or 50%, compared to $63,000 for the period ended March 31, 2004. Consolidated operating revenues by business segment for each of the quarters ended March 31, 2005 and 2004 were as follows (in $000):


                                2005       2004

  Environmental Svcs.           $207       $245
  Electricity Generation          96         63
  Subtotal                       303        308
  Intercompany                  (207)      (245)
  Net Operating Revenues        $ 96       $ 63

      The environmental services segment provides construction, remedial and maintenance services at landfills, commercial and industrial sites, and manages methane gas recovery operations. The environmental services segment reported $207,000 of gross operating revenues for the period in 2005(prior to elimination of intercompany sales) compared to $245,000 for the period in 2004. All of the environmental services segment's revenues for the period in 2005 and 2004, were for services provided within the consolidated group, discussed below, and therefore eliminated in consolidation.

      The Company's environmental services segment performs post-closure activities on sites previously operated by the Company's subsidiaries. Work performed on a landfill owned by the Company, the Kinsley's Landfill, is submitted for reimbursement to one of two escrow accounts established to finance the closure activities at the site (the "Kinsley's Escrows") (see Note 6 to the Company's Consolidated Financial Statements). The Company billed the Kinsley's Escrows approximately $204,000 and $242,000 for services performed during the three months ended March 31, 2005 and 2004, respectively. Such amounts are included in the amount of intercompany sales reported above, and eliminated in the calculation of net operating revenue. The Company has submitted a revised plan for re-grading the Kinsley's Landfill to the New Jersey Department of Environmental Protection ("NJDEP") for its approval. The re-grading plan calls for the use of recycled materials to fill and re-contour the areas of the mound having depressions. The cost will be funded by the Kinsley's Escrows, however, the Company intends to utilize recycled materials to the fullest extent possible in order to minimize the impact of the associated costs on the Kinsley's Escrows.

     The Company is continuing its efforts to expand the customer base of the environmental services segment to additional entities beyond the consolidated group. The definition of the scope, commencement and duration of other opportunities are in various stages of development. There are no assurances such efforts will result in work for the Company.

      Revenues from the segment which generates electricity using methane gas as fuel were approximately $96,000 and $63,000 for the three months ended March 31, 2005 and 2004, respectively. Methane gas is a component of the landfill gas generated by a landfill site owned by the Company and located in Deptford, New Jersey. The electricity generating facility consists of four trailer mounted diesel/electricity generator units ("Gen-set(s)") each capable of generating approximately 11,000 kWh/day when operating at 85% capacity. Only two of the Gen-sets are operating; the two non-operating Gen-sets require major repairs. The Company continues to evaluate alternatives to the current operation, including offers to purchase the electricity generating operations, prior to investing in the repairs of the Gen-sets. Electricity generated is sold pursuant to a contract with a local utility that has two years remaining. The contract with the local utility allows for a continuous interruption in electricity supply for a period of up to twelve months. Revenues are a function of the number of kilowatt hours sold, the rate received per kilowatt hour and capacity payments. The Company sold 1.7 million kWh during the three months ended March 31, 2005 compared to 1.3 million kWh sold in the period of the prior year. The average combined rate received (per Kilowatt and capacity payment) in the current period when compared to the comparable period last year increased 11%. Engineering studies indicate sufficient quantities of gas at the landfill to continue the operation of the facility for approximately seven years. Elements of the landfill gas are more corrosive to the equipment than traditional fuels, resulting in more hours dedicated to repair and maintenance than with equipment utilizing traditional fuels.

Cost of Operations

      Consolidated direct operating costs for the three months ended March 31, 2005 were $72,000, an increase of $14,000 or 24% when compared to $58,000 reported for the period in 2004.
Substantially all the costs of operations related to the environmental services segment for the period in 2005 and 2004 were incurred for intercompany transactions and, therefore, eliminated in consolidation. All of the reported costs, therefore, pertain to the electricity generating segment. The increase in costs of the electricity generating segment was due primarily to increased equipment repair costs. An additional $13,000 of repair costs to ancillary equipment was capitalized during the three months ended March 31, 2005.

      Consolidated selling, general and administrative expenses for the three months ended March 31, 2005 were $294,000, a decrease of $46,000 or 14% from $340,000 reported for the period in the prior year. Components of selling, general and administrative expenses for the three months ended March 31, 2005 and 2004 were as follows:

                                        2005             2004
Legal expenses                     $   37,000       $   60,000
Other professional fees                27,000           31,000
Non-operating subsidiary expenses      10,000           11,000
All other administrative expenses     220,000          238,000
                                   $  294,000       $  340,000

      Legal expenses reported for the period in 2005 and 2004 include approximately $10,000 and $13,000, respectively, of fees for matters related to the Kin-Buc Landfill. The operating costs of the non-operating subsidiaries, consisting primarily of insurance premiums, franchise, corporate and real estate taxes, aggregated approximately $10,000 and $11,000 for the period in 2005 and 2004, respectively. The net $18,000 decrease in all other administrative expenses, from $238,000 for the period in 2004 to $220,000 for 2005, was primarily due to a decrease in employee compensation and related expenses. Professional fees and administrative costs continue to be incurred in support of the Company's ongoing environmental and insurance litigation, business development and asset divestiture efforts (see Liquidity and Capital Resources below).

Operating Loss

      The Company's consolidated operating loss for the three months ended March 31, 2005 decreased to $270,000 from a loss of $335,000 reported for the period in 2004.

Other Income (Expense)

      Consolidated investment income of $16,000 reported for the three months ended March 31, 2005 was unchanged from that reported for the period in 2004.

      Consolidated interest expense of $1,000 reported for the three months ended March 31, 2005 was unchanged from that reported for the period in 2004.

      Interest reported as "Interest expense related to accrued income taxes" represents the amount of interest accrued during the period on estimated income taxes accrued as a result of the Company's Tax Court litigation concluded during 2000. Interest expense reported for the three months ended March 31, 2004 was $58,000. Interest no longer accrues on this tax obligation as a result of the acceptance of the Company's Offer in Compromise during July 2004 discussed below.

      Consolidated accretion expense recognized on the  Company's asset  retirement obligation for landfill post-closure costs  was
$107,000  and $111,000 for the three months ended March 31,  2005 and 2004, respectively.

      Consolidated investment income earned on escrow accounts dedicated to the funding of the Company's landfill post-closure costs was $97,000 and $111,000 for the three months ended March
31, 2005 and 2004, respectively.

      Consolidated rental income for the three months ended March 31, 2005, net of related expenses, was $21,000 compared to $19,000 reported for 2004. Income included in this category consists of income earned from the rental of certain of the Company's property held for sale (see Liquidity and Capital Resources - Assets Held for Sale below).

      Consolidated miscellaneous expense of $1,000 reported for three months ended March 31, 2005 was unchanged from that reported for the period in 2004.

Income (Loss) before Income Tax Expense (Benefit)

      The consolidated loss before income tax expense (benefit) was $245,000 for the three months ended March 31, 2005, compared to a loss of $360,000 for the period in 2004.

Income Tax Expense (Benefit)

      The  provision  for  federal and state income  tax  expense
(benefit) for the three months ended March 31, 2004 equaled $(122,000). The gain for reduction in tax liability reported for 2004 is not subject to income tax. The Company recognized federal income tax benefit for the three months ended March 31, 2004 due to its ability to carry-back net operating losses to 2002 for credit against federal income taxes paid with respect to such year. No tax benefits were recognized for the period in 2005 since the value of such benefits may not be realized.

Net Income

      Net loss for the three months ended March 31, 2005 was $245,000 or $.08 per share, compared to a net loss of $238,000 or $.08 per share, for the three months ended March 31, 2004.

Liquidity and Capital Resources

General

      The Company faces significant short-term and long-term cash requirements for (i) funding its professional and administrative costs, (ii) federal income taxes and interest as discussed below, and (iii) funding post-closure costs and other expenses associated with sites of past operations. As discussed in detail below, the Company owes the Internal Revenue Service approximately $1.5 million as a result of the settlement of issues before the U.S. Tax Court regarding the Company's income tax liability for the years 1980 through 1991. The Company's past participation in the waste handling, treatment and disposal industries subjects the Company to future events or changes in environmental laws or regulations, that cannot be predicted at this time, which could result in material increases in post-closure costs, and other potential liabilities that may ultimately result in costs and liabilities in excess of its available financial resources.

      The Company continues to pursue the sale of certain assets and claims against non-settling excess insurers, however, no assurance can be given that the timing and amount of the proceeds from such sales and claims will be sufficient to meet the cash requirements of the Company as they come due. In addition, the Company cannot ascertain whether its remaining operations and funding sources will be adequate to satisfy its future cash requirements.

      In the event of an unfavorable resolution of the Company's challenge to the arbitrator's award to SCA Services, Inc. and claims made against the Company by the United States Environmental Protection Agency, discussed below, or should the proceeds of asset sales and claims against the estates of certain excess insurance carriers be insufficient to meet the Company's future cash requirements, including its tax liabilities, then, if other alternatives are unavailable at that time, the Company will be forced to consider a plan of liquidation of its remaining assets, whether through bankruptcy proceedings or otherwise.

Statement of Cash Flow

      Net cash used in operating activities for the three months ended March 31, 2005 decreased to $229,000 from a use of $258,000 reported for the period in the prior year. The primary use of cash in both periods was the amount paid to suppliers and employees. A significant use of cash during 2005 was the payment of $55,000 toward federal income taxes due pursuant to the Company's Offer in Compromise, as discussed below. Payments of landfill post-closure costs related to the Kinsley's Landfill and the Mac Landfill were $260,000 and $254,000 for the period in 2005 and 2004, respectively. The proceeds from post-closure escrow funds reported for 2005 and 2004, $257,000 and $252,000 respectively, were received from the escrow accounts dedicated to fund the post-closure costs of the Kinsley's Landfill. Post-closure costs of the Mac Landfill are funded from the Company's general funds. See Note 7 to the Company's Consolidated Financial Reports for further discussion of the Company's landfill post-closure cost obligations. Net cash flow provided by investing activities of $1,479,000 reported for 2005 reflects proceeds from the maturity of marketable securities being utilized for operations or retained as cash equivalents. The cash flow used in financing activities of $5,000 and $4,000 for the period in 2005 and 2004, respectively, represents payments toward long term debt. As a result of these activities, funds held by the Company in the form of cash and cash equivalents increased as of March 31, 2005 to $2,283,000 from December 31, 2004, and equaled $4,052,000 for the period last year. The sum of cash, cash equivalents and marketable securities as of March 31, 2005 decreased to $2,782,000 from $3,031,000 when compared to December 31, 2004.

      Working capital equaled $3,474,000 and $3,778,000 for as of March 31, 2005 and December 31, 2004, respectively, and the ratio of current assets to current liabilities was 4.4 to 1 as of March
31, 2005 and 4.7 to 1 as of December 31, 2004.

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

      During July 2004, the Service accepted the Company's Offer in Compromise (the "Offer"), which requested a reduction in the amount due and permission to pay the reduced obligation in installments. As of the date the Offer was accepted, the Company had accrued taxes and interest on the accrued taxes of approximately $896,000 and $3,926,000, respectively.

      The Offer commits the Company to pay a total of $2,490,000 in satisfaction of the assessed federal income taxes and interest discussed above. A payment of $810,000 was made during October 2004, and the balance due of $1,680,000 is being paid in monthly installments over nine years as follows: (a) $18,230 per month for each of the forty-eight months beginning August 2004, and (b) $13,416 per month for each of the following sixty months beginning August 2008. As of March 31, 2005, the total of the remaining installments payable pursuant to the Offer equaled $1,534,000. The Service does not impose interest on the amounts payable pursuant to the Offer. The Company will be permitted to receive refunds of prior tax overpayments and from the carryback of losses. Should the Company default in any of the terms of the Offer, the Service may initiate suit to impose one or more remedies available to it, including the reinstatement of the total amount previously assessed and/or impose interest.

      The Company recognized income from this transaction of approximately $2.3 million in its financial statements for the year ended December 31, 2004. Such amount is equal to the difference between the Company's previously accrued estimate of its federal tax obligation and the amount of the total payments to the Service required pursuant to the Offer. This income is not subject to income tax.

Post-Closure Costs

      As of March 31, 2005, the Company has accrued $10.3 million for its estimated share of post-closure costs related to two of the Company's former landfill operations; the Kinsley's Landfill and Mac Landfill. Approximately $8.1 million is held in escrow for the post-closure activities of the Kinsley's Landfill (see
Note 7 to the Company's Consolidated Financial Statements).

Contingent Environment Liabilities

      The Kin-Buc Landfill, located in Edison, New Jersey, was operated on parcels of property owned and leased by the Company's subsidiary, Kin-Buc, Inc. ("Kin-Buc"). The Kin-Buc Landfill and certain neighboring areas are undergoing remediation under Administrative Orders issued by the United States Environmental Protection Agency ("EPA") in September 1990 and November 1992 to the Company and other responsible parties including SCA Services, Inc. ("SCA"), which is an affiliate of Waste Management, Inc. ("WMI"). The Company initiated a suit in 1990 against generators and transporters of waste deposited at the site with the intent of obtaining contribution toward the cost of remediation. On December 23, 1997, the Company entered into four agreements which settled lawsuits related to the allocation of such costs of remediation. One of the December 23, 1997 agreements provided SCA's commitment to defend and indemnify the Company from future liability for the remediation of the site (see Part II, Item 1. Legal Proceedings). However, the Company remains a responsible party under the aforementioned Administrative Orders issued by EPA, and continues to incur administrative and legal costs complying with such Administrative Orders.

      During May, 2002 the Company and other respondents to the Administrative Orders were named as defendants to a suit filed by the Office of the United States Attorney on behalf of EPA in which EPA sought reimbursement of costs it allegedly incurred with respect to the Kin-Buc Landfill and penalties for alleged past construction delays at the site. During September 2002, the New Jersey Department of Environmental Protection and New Jersey Spill Compensation Fund filed a similar suit against the same respondents, seeking reimbursement of past costs it allegedly incurred with respect to the site and for alleged natural resource damages. During December 2004, the Company and the other respondents executed a Consent Decree which, when entered by the Court, will resolve these claims (see Part II, Item 1. Legal Proceedings).

      In conjunction with the 1997 settlement of the litigation related to the Kin-Buc Landfill discussed above, the Company agreed to allow SCA to claim against a portion of the proceeds, not to exceed $3.5 million, arising from the Company's litigation against its excess insurance carriers. A dispute regarding the calculation of the amount of such claim was submitted to arbitration for resolution. The arbitrator's award to SCA is the subject of litigation initiated by the Company in February 2004. In accordance with the terms of the 1997 settlement, $3.5 million of the proceeds from the Company's 2001 settlement with certain of the carriers was placed in escrow until the amount of such obligation is determined.

      During September 2002, EPA issued a notice of potential liability and of consent decree negotiations to potentially responsible parties regarding a site located in Carlstadt, New Jersey, that has been undergoing remediation. During November 2004, the Company along with certain of the other potentially responsible parties were named as respondents to an Unilateral Administrative Order issued by EPA. EPA seeks contribution toward estimated remediation costs of $7.5 million and $2.0 million of past oversight and administrative costs (see Part II, Item 1. Legal Proceedings). The Company ceased operation of a solvents recovery facility at the site in 1970. The Company had assigned its claim against excess insurance carriers for the recovery of past remediation costs related to this site to certain potentially responsible parties as discussed below.

Insurance Claims for Past Remediation Costs

      In February 2002, the Company consummated a settlement of litigation it had commenced in 1995 against its excess insurers who provided coverage during the period of 1965 through 1986 (the "Lloyds Suit"). The Company continues to pursue its claims against the non-settling defendants. Many of the non-settling London and London Market insurance companies are insolvent, however the estates of some of these insolvent companies have sufficient assets to make a partial contribution toward claims filed by the Company (see Part II, Item 1. Legal Proceedings). Certain members of the AT&T Group (defined below) shall receive the first $250,000 that is collected from the non-settling excess insurers, net of attorney fees and expenses, and the Company shall retain the balance of amounts recovered, if any. The Company initiated the Lloyds Suit to recover past remediation costs and indemnification for future costs incurred in connection with the remediation of various sites located in New Jersey, and for the defense of litigation related thereto. The defendant insurers included various Underwriters at Lloyd's, London, and London Market Insurance Companies, First State Insurance Company and International Insurance Company. The Company had assigned its claims for remediation costs incurred at a site of past operations located in Carlstadt, New Jersey to certain third-parties named as potentially responsible parties (the "AT&T
Group") in conjunction with the 1995 settlement of certain litigation regarding the remediation costs for such site. The Company's share of the settlement agreement proceeds and interest earned during the collection of the proceeds was approximately $13 million.

      In addition to the $3.5 million of the proceeds from the Lloyds Suit set aside for claims by SCA, as discussed above, the Company also agreed that a portion of the proceeds be paid to the law firm representing the Company in the Lloyds Suit. The law firm represents the Company in the Lloyds Suit and certain other matters pursuant to an engagement agreement that contains a fixed fee and contingent fee component. The amount of total fees due is dependent, in part, upon the outcome of the matters. The Company has paid approximately $278,000 toward such fees during 2004 and has accruals of approximately $252,000 as of March 31, 2005 and December 31, 2004 for such fees which are due at the conclusion of all matters addressed in the engagement agreement.

Assets Held for Sale

      Assets held for sale consists of approximately 60 acres of real property and structures located in Deptford, N.J. under contract for sale and is carried at a cost, net of depreciation, of $190,000 as of March 31, 2005 and December 31, 2004. The Company entered into the contract to sell the property during May 2001. The contract as amended, contemplates the sale of the 60 acres (45 acres usable land and 15 acres of wetlands), which adjoins the Kinsley's Landfill, for $2.1 million. During March 2005, the Company agreed to the Purchaser's request for an additional extension of the closing date from April 2005 to no later than December 22, 2005 subject to definitive documentation. The sale is contingent upon, among other conditions, the buyer obtaining approval of its plans for the property from applicable local and state agencies. The buyer has begun paying installments that total $126,000 through March 31, 2005.

      The Company is pursuing the disposition of its remaining property through the sale of individual parcels and/or groups of parcels (including approximately 120 acres upon which the landfill owned and operated by Kinsley's is situated). The Company is unable to determine when sale(s) of the remaining parcels will ultimately be consummated and proceeds received given the proximity of the properties to the landfill, access issues and the location of wetlands on certain properties.


Escrowed Proceeds from Sale of Subsidiary

      A portion of the net cash proceeds from the 1996 sale of a subsidiary was placed in an interest bearing escrow account to secure the Company's indemnification obligations to the purchaser under the purchase agreement. The escrow will terminate upon the earlier to occur of (i) the release of all funds from escrow in accordance with the terms thereof or (ii) the later to occur of
(x) the expiration of the applicable statute of limitations for the assessment of federal income taxes for all taxable years with respect to which the subsidiary was a member of the Company's consolidated tax group and (y) the satisfaction by the Company of all assessments or other claims by the Internal Revenue Service for taxes of the consolidated tax group during such years. No indemnification claims have been asserted. During December 2000, $841,000 was released to the Company from the escrowed funds at the request of the Company when it became evident that the income tax liability for the years covered by the escrow were less than $100,000. The escrowed funds with accrued interest income equal $123,000 as of March 31, 2005 and December 31, 2004.

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


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                   PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          As previously disclosed, the Company has been named as a
defendant   in   litigation  related  to  two  sites   undergoing
remediation, specifically the Kin-Buc Landfill and a site located in Carlstadt, New Jersey.

The Kin-Buc Landfill

           On December 30, 2004, Transtech together with its two wholly-owned subsidiaries Kin-Buc, Inc. ("Kin-Buc") and Filcrest Realty, Inc. ("Filcrest") executed consent decrees which, when entered by the U.S. District Court for the District of New Jersey (the "Court"), will resolve the claims brought against the Company and others by EPA, the New Jersey Department of Environmental Protection and New Jersey Spill Compensation Fund as set forth in the consolidated cases of United States of America; New Jersey Department of Environmental Protection; and Acting Administrator, New Jersey Spill Compensation Fund v. Chemical Waste Management, Inc.; Earthline Company; Filcrest Realty, Inc.; Anthony Gaess; Inmar Associates, Inc.; Kin-Buc, Inc.; SCA Services, Inc.; SCA Services of Passaic, Inc.; Transtech Industries, Inc.; Waste Management, Inc.; and
Wastequid, Inc., Civil Action No. 02-2077 (the "Lawsuit"), regarding the Kin-Buc Landfill.

           The Kin-Buc Landfill and certain neighboring property, including parcels owned by Filcrest and other third parties, are undergoing remediation pursuant to Administrative Orders issued by EPA in September 1990 and November 1992 (the "Orders") to the Company, and other responsible parties, including Inmar Associates, Inc. ("Inmar") and affiliates of Waste Management, Inc. ("WMI"). Inmar is controlled by Marvin H. Mahan, a former principle shareholder and former officer and director of the Company, and leased real property upon which the landfill is situated to the Company.

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

           During September 2002, the New Jersey Department of Environmental Protection and New Jersey Spill Compensation Fund (together referred herein as the "NJ Agencies") filed a similar suit against the same respondents, entitled New Jersey Department of Environmental Protection, and Acting Administrator, New Jersey Spill Compensation Fund v. Chemical Waste Management, Inc. et. al. in the United States District Court, District of New Jersey
(Case  No.  02CV  4610  (DMC)),  that  sought  reimbursement   of
unspecified past costs allegedly incurred with respect to the Kin-
Buc   Landfill  and  for  unspecified  alleged  natural  resource
damages.   The suit was consolidated with the EPA suit  discussed
above and was stayed pending the outcome of mediation.

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

           The Federal Consent Decree resolved the claims of EPA as alleged in the lawsuit. EPA agreed to accept a $2,625,000 cash payment, plus interest from November 8, 2004, from the WMI Group in satisfaction of EPA's claims for past response costs against all defendants. EPA agreed to resolve its claim for penalties in exchange for a cash payment of $100,000, plus interest from November 8, 2004, of which approximately $35,000 was paid by the Company, plus additional consideration consisting of (a) the implementation by the Company of an Open Space Preservation Project through the granting of the Conservation Easements on the Subject Property to CLF, thereby preserving the Subject Property as open space in perpetuity, and through the execution of the Deeds thereby transferring title of the Subject Property to CLF, (b) the commitment by the Company, through CLF as its agent, to develop and implement a Wetlands Restoration and Land Management Project, described below, for parcels of the Subject Property together with, if possible, certain neighboring properties owned or leased by third parties all in accordance with the Federal Consent Decree, and (c) an initial payment of $108,000 to CLF to fund its work related to (a) and (b) above, of which the Company paid $68,000, pursuant to the CLF Contract. An additional $15,000 shall be paid to CLF, $5,000 of which shall be paid by the Company, if certain events transpire.

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

The Carlstadt Site

          Transtech was one of 43 respondents to a September 1990 Administrative Order of EPA concerning the implementation of interim environmental remediation measures at a site in Carlstadt, New Jersey owned by Inmar and operated by Transtech as a solvents recovery plant for approximately five years ending in 1970. The site is known as the Scientific Chemical Processing ("SCP") Carlstadt Superfund Site.

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

          In September 1995, the Court approved a settlement of the AT&T Suit among Transtech, Inmar, Marvin H. Mahan, the AT&T Group and other generators and transporters of waste handled at the
Carlstadt  site  who  had  contributed  to  the  costs   of   the
remediation of the site. Pursuant to such settlement, Transtech, Inmar and Marvin H. Mahan agreed to (i) pay $4.1 million of proceeds from settlements with primary insurers of a coverage action brought by the Company and Inmar against their primary and excess insurers, (ii) pay an additional $145,000 ($72,500 from Transtech and $72,500 from Inmar and Marvin H. Mahan), and (iii) assign their Carlstadt site-related insurance claims against excess insurers (see "Insurance Claims for Past Remediation
Costs"  above)  in  exchange for a complete  release  from  these
parties   of  all  liability  arising  from  or  on  account   of
environmental  contamination  at  the  Carlstadt  site  and   the
parties' remediation of the same. The payments described above were made into accounts established by the AT&T Group.

          Notwithstanding the September 1995 settlement, the Company may have liability in connection with the site to EPA for its costs of overseeing the remediation of the site, and to parties who had not contributed to the remediation at the time the settlement was approved but who may later choose to do so.

          During September 2002, EPA issued a notice of potential liability and of consent decree violations to potentially responsible parties regarding the Carlstadt site. On November 12, 2004 an Unilateral Administrative Order (the "UAO") was issued by EPA naming fifteen companies, including the Company, as respondents. The UAO requires the respondents to "make best efforts to cooperate and coordinate with Settling Defendants" who are in the process of implementing the response actions required under the UAO. The Settling Defendants is a group of 69 PRPs that have entered into a Consent Decree that requires the implementation of the same response actions as the UAO. The response actions include the design and implementation of the remedy selected for the second operable unit ("OU2") at the site, reimburse the United States for certain past costs allegedly incurred at the site, and make payment of certain future response costs that may be incurred in connection with the implementation of the OU2 remedy. The "best efforts to cooperate and coordinate with Settling Defendants" includes the requirement to negotiate with the Settling Defendants as either to the amount of work required under the UAO the Company will be willing to assume or the amount of the cash contribution the Company is willing to make toward the implementation of the UAO. The EPA estimated the present value of the selected remedy is $7.5 million which includes capital cost of $4.7 million plus annual O&M costs of $180,000 per annum.

     The Company has requested a complete and detailed accounting of the actual total expenditures for the remediation work completed at the Carlstadt site from either the AT&T Group or EPA. The AT&T Group has relayed that in aggregate, $15 million has been expended in regard to the site. The Company, as stated above, together with the property owner, Inmar Associates, Inc., had previously contributed $145,000 cash and $4.1 million of proceeds from the settlement with primary insurance carriers in 1995, an additional $12.0 million from the Company's 2001 settlement with its excess insurance carriers and pledged an additional $250,000 from the claims being pursued against the insolvent excess carriers, toward the remediation of the site. Such contributions total $16.4 million, plus interest earned, which the Company believes should more than satisfy its fair share due for the site. The Company has informed EPA of its intent to comply with the UAO and commence communications with the Settling Defendants' representative.

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

           The uncertainty of the outcome of the aforementioned litigation and the impact of future events or changes in environmental laws or regulations, which cannot be predicted at this time, could result in reduced liquidity, increased remediation and post-closure costs, and other potential liabilities. A significant increase in such costs could have a material adverse effect on the Company's financial position, results of operations and net cash flows. The Company may ultimately incur costs and liabilities in excess of its available financial resources.

          No material developments have occurred with respect to other litigation, or the other pending legal proceedings involving the Company, subsequent to that reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 Reference is made thereto for a description of such litigation, and to the discussion contained in Part I, Item 2. Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources of this Form 10-QSB.

Item 2.   Unregistered  Sales  of Equity Securities  and  Use  of
          Proceeds

           None

Item 3.   Defaults Upon Senior Securities

           None

Item 4.  Submission of Matters to a Vote of Security Holders

          None

Item 5.  Other Information

          None

Item 6.  Exhibits

     Exhibit 31(a) - Certification  Pursuant to  Rules  13a-14(a)
                     and  15d-14(a)  of  the Securities  Exchange
                     Act of 1934 and Section 302 of the Sarbanes-
                     Oxley   Act   of  2002  by  Chief  Executive
                     Officer

     Exhibit 31(b) - Certification  Pursuant to  Rules  13a-14(a)
                     and  15d-14(a)  of  the Securities  Exchange
                     Act of 1934 and Section 302 of the Sarbanes-
                     Oxley   Act   of  2002  by  Chief  Financial
                     Officer

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



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  May 16, 2005         By:  /s/ Robert V. Silva
                                  Robert V. Silva, President
                                  and Chief Executive Officer
                                 (Principal Executive Officer)

                                              and


Date:  May 16, 2005         By:  /s/ Andrew J. Mayer, Jr.
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary
                                 (Principal Financial and
                                  Accounting Officer)




                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                          EXHIBIT INDEX

EXHIBIT                                                      PAGE
  NO.                                                         NO.

 31(a)    Certification Pursuant to Rules 13a-14(a)  and
          15d-14(a)  of the Securities Exchange  Act  of
          1934 and Section 302 of the Sarbanes-Oxley Act
          of 2002 by Chief Executive Officer              43 - 44

 31(b)    Certification Pursuant to Rules 13a-14(a)  and
          15d-14(a)  of the Securities Exchange  Act  of
          1934 and Section 302 of the Sarbanes-Oxley Act
          of 2002 by Chief Financial Officer              45 - 46

 32(a)    Certification  Pursuant to 18 U.S.C.  Section
          1350,  as Adopted Pursuant to Section 906  of
          the  Sarbanes-Oxley  Act  of  2002  by  Chief
          Executive Officer                                    47

 32(b)    Certification  Pursuant to 18  U.S.C.  Section
          1350,  as Adopted Pursuant to Section  906  of
          the   Sarbanes-Oxley  Act  of  2002  by  Chief
          Financial Officer                                    48