Form 10QSB
period 2005-06-30
TRANSTECH INDUSTRIES INC
filed 2005-08-15
CIK 87799

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           ___________

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2005

                              or

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,979,190 shares of common stock, $.50 par value, outstanding as of August 13, 2005. In addition, at such date, the issuer held 1,885,750 shares of common stock, $.50 par value, in treasury.

Transitional Small Business Disclosure Format
(Check One): Yes     No  X
                                              Page 1 of 57 pages
                                        Exhibit index on page 51

                           TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED June 30, 2005

                            I N D E X
                                                          Page(s)
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

      Consolidated Balance Sheets as of June 30,
        2005 and December 31, 2004                          3 - 4

      Consolidated Statements of Operations
        and Comprehensive Income for the Six
        Months Ended June 30, 2005 and 2004                     5

      Consolidated Statements of Operations
        and Comprehensive Income for the Three
        Months Ended June 30, 2005 and 2004                     6

      Consolidated Statements of Cash Flows for the
        Six Months Ended June 30, 2005 and 2004             7 - 8

      Notes to Consolidated Financial Statements           9 - 20

Item 2. Management's Discussion and Analysis
        or Plan of Operation                              21 - 37

Item 3. Controls and Procedures                                38

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                 39 - 48

Item 2. Unregistered Sales of Equity Securities
          and Use of Proceeds                                  48

Item 3. Defaults Upon Senior Securities                        48

Item 4. Submission of Matters to a Vote of
        Security Holders                                       48

Item 5. Other Information                                      48

Item 6. Exhibits                                               49

SIGNATURES AND CERTIFICATIONS                                  50

EXHIBIT INDEX                                                  51

EXHIBITS                                                  52 - 57

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)

                             ASSETS

                                        June 30,     December 31,
                                          2005          2004
                                      (Unaudited)   ____________
CURRENT ASSETS
  Cash and cash equivalents              $1,429        $ 1,038
  Marketable securities                   3,472          1,993
  Accounts receivable - trade (net of       319            344
allowance for doubtful accounts of
$56,000)
  Refundable income taxes                 1,111          1,111
  Deferred income taxes                      31             -
  Restricted escrow accounts for post-
closure costs                             1,003          1,017
  Prepaid expenses and other                 79             60

      Total current assets                7,444          5,563

PROPERTY, PLANT AND EQUIPMENT
  Land                                    1,067          1,067
  Buildings and improvements                125            125
  Machinery and equipment                 3,102          3,085
      Total gross assets                  4,294          4,277
  Less accumulated depreciation           2,937          2,916
      Net property, plant and equipment   1,357          1,361

OTHER ASSETS
  Escrowed proceeds from sale of
subsidiary                                   -             123
  Restricted escrow accounts for post-
closure costs                             6,962          7,244
  Assets held for sale                      190            190
  Other                                     245            246

      Total other assets                  7,397          7,803

TOTAL ASSETS                            $16,198        $14,727



         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

               CONSOLIDATED BALANCE SHEETS, Cont'd
                           (In $000's)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                         June 30,    December 31,
                                          2005          2004
                                      (Unaudited)    ___________
CURRENT LIABILITIES
  Current portion of long-term debt     $     20       $    20
  Accounts payable                           166           181
  Current portion of income taxes
payable                                      219           219
  Accrued income taxes                       529            48
  Accrued professional fees                  282           372
  Accrued miscellaneous liabilities          429           175
  Current portion of accrued post-
    closure costs                          1,003         1,017

        Total current liabilities          2,648         2,032

OTHER LIABILITIES
  Long-term debt                              45            55
  Income taxes payable                     1,243         1,370
  Accrued post-closure costs               8,969         9,178

        Total other liabilities           10,257        10,603

STOCKHOLDERS' EQUITY
  Common stock, $.50 par value,            2,432         2,432
10,000,000 shares authorized,
4,864,940 shares issued
  Additional paid-in capital               1,450         1,450
  Retained earnings                       10,393         9,219
  Accumulated other comprehensive income
                                              32             5

        Subtotal                          14,307        13,106
  Treasury stock, at cost - 1,885,750    (11,014)      (11,014)
shares

        Total stockholders' equity         3,293         2,092

TOTAL LIABILITIES AND STOCKHOLDERS'      $16,198       $14,727
EQUITY

       See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                       (In $000's, except per share data)
                                   (Unaudited)

                                          For the Six Months Ended
                                                    June 30,
                                              2005        2004

NET OPERATING REVENUES                     $    151     $  162

COST OF OPERATIONS
  Direct operating costs                        132        100
  Selling, general and administrative
    expenses                                    671        712
  Accretion expense                             214        148
    Total cost of operations                  1,017        960

INCOME (LOSS) FROM OPERATIONS                 (866)      (798)

OTHER INCOME (EXPENSE)
  Investment income (loss)                       37         27
  Investment income on restricted
    escrow account                              147        148
  Interest expense                               (2)        (2)
  Interest expense related to income
    taxes payable                                 -       (116)
  Gain (loss) from sale of securities             -         (2)
  Rental income                                  42         63
  Proceeds from insurance claims              2,710         -
  Miscellaneous income (expense)               (247)         4
    Total other income (expense)              2,687        122

INCOME (LOSS) BEFORE INCOME TAX
  EXPENSE(BENEFIT)                            1,821       (676)

  Income tax expense (benefit)                  647       (190)

NET INCOME (LOSS)                            $1,174     $ (486)

NET INCOME (LOSS)PER COMMON SHARE            $  .39     $ (.16)

NUMBER OF SHARES USED IN CALCULATION       2,979,190   2,979,190
COMPREHENSIVE INCOME (LOSS):
NET INCOME (LOSS)                             $1,174     $ (486)
  Change in unrealized gain (loss),
    net of  tax                                   27         (7)
NET COMPREHENSIVE INCOME (LOSS)               $1,201     $ (493)

         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                       (In $000's, except per share data)
                                   (Unaudited)

                                          For the Three Months Ended
                                                    June 30
                                              2005        2004

NET OPERATING REVENUES                       $   55     $   99

COST OF OPERATIONS
  Direct operating costs                         60         42
  Selling, general and administrative
    expenses                                    377        372
  Accretion expense                             107         37
    Total cost of operations                    544        451

INCOME (LOSS) FROM OPERATIONS                  (489)      (352)

OTHER INCOME (EXPENSE)
  Investment income (loss)                       21         11
  Investment income on restricted
    escrow account                               50         37
  Interest expense                               (1)        (1)
  Interest expense related to income
    taxes payable                                 -        (58)
  Gain (loss) from sale of securities             -         (2)
  Rental income                                  21         44
  Proceeds from insurance claims              2,710         -
  Miscellaneous income (expense)               (246)         5
    Total other income (expense)              2,555         36

INCOME (LOSS) BEFORE INCOME TAX
  EXPENSE(BENEFIT)                            2,066       (316)

  Income tax expense (benefit)                  647        (68)

NET INCOME (LOSS)                            $1,419     $ (248)

NET INCOME (LOSS)PER COMMON SHARE            $  .48     $ (.08)

NUMBER OF SHARES USED IN CALCULATION      2,979,190  2,979,190
COMREHENSIVE INCOME (LOSS):
NET INCOME (LOSS)                            $1,419     $ (248)
  Change in unrealized gain (loss),
    net of  tax                                  30         (7)
NET COMPREHENSIVE INCOME (LOSS)             $1,449      $ (255)

         See Notes to Consolidated Financial Statements

                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

                PART I - FINANCIAL INFORMATION, Cont'd

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In $000's)
                              (Unaudited)

                                           For the Six Months Ended
                                                     June 30,
                                               2005       2004
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers                $   176   $   126
    Cash paid to suppliers and employees           (851)     (832)
    Interest and dividends received                  37        27
    Other income received                         2,754        67
    Interest paid                                    (2)       (1)
    Income taxes paid (net of refunds)             (322)       88
Payment of landfill post-closure costs,  net of
proceeds from escrow of $464,000 and
$465,000, respectively                             (16)        (2)
Net cash provided by (used in)
       operating activities                       1,776      (527)

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale and maturity of marketable
securities                                        1,986       966
    Purchase of marketable securities            (3,470)    (2,102)
    Net collection (issuance) of
        notes receivable                              3        (10)
    Collection of escrowed proceeds from sale of
subsidiary                                          123        -
    Purchase of property, plant and equipment
                                                    (17)        (1)
      Net cash provided by (used in)
        investing activities                     (1,375)    (1,147)

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on vehicle financing         (10)       (8)
      Net cash provided by (used in) financing
activities                                          (10)       (8)

  NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                391    (1,682)
  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE YEAR                                   1,038     4,322
  CASH AND CASH EQUIVALENTS AT END OF
    THE QUARTER                                 $ 1,429   $ 2,640

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                           (In $000's)
                           (Unaudited)

                                          For the Six Months Ended
                                                    June 30,
                                               2005        2004
RECONCILIATION OF NET INCOME (LOSS) TO NET
CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES:

NET INCOME (LOSS)                            $  1,174    $  (486)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
  Depreciation                                     21         21
  Accretion expense                               214        148
  Earnings on restricted escrow accounts         (147)      (148)
  (Gain) loss from sale of securities              -           2
  Deferred income tax provision                   (29)         -
(Increase) decrease in assets:
  Accounts receivable net                          25         (5)
  Refundable income taxes                          -        (788)
  Prepaid expenses and other                      (19)       101
Increase (decrease) in liabilities:
  Accounts payable and accrued
    miscellaneous expenses                        290       (168)
  Accrued income taxes                            481        803
  Accrued professional fees                       (90)        (5)
  Income taxes payable                           (128)         -
  Landfill post-closure costs, net of proceeds
from escrow of $464,000 and $465,000,
respectively                                      (16)        (2)

NET CASH PROVIDED BY (USED IN) OPERATING       $1,776    $  (527)
ACTIVITIES







         See Notes to Consolidated Financial Statements

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     PART I - FINANCIAL INFORMATION, Cont'd

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

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

The financial information has been prepared in accordance with the Company's customary accounting practices except for certain reclassifications to the 2004 financial statements in order to conform to the presentation followed in preparing the 2005 financial statements. In particular, the Company has reclassified certain assets, liabilities and expenses as required to comply with accounting treatments suggested by the United States Securities and Exchange Commission. The Company has reclassified restricted escrow accounts from an off set to the related liability for landfill post-closure obligations to separate line items within the assets section of the consolidated balance sheets, eliminated the amounts previously reported as receivable from the restricted escrow accounts and reclassified accretion expense from non-operating expense to operating expense. The reclassifications do not affect reported net income for the periods addressed in this report.

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

NOTE 2 - GOING CONCERN UNCERTAINTY

          The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant operating losses in each of the prior five years and it is anticipated that such operating losses will continue as general and administrative expenses are expected to exceed the Company's available earnings from its remaining operating businesses in the near-term. The Company owes approximately $1.5 million for taxes and interest relating to the settlement of issues raised by the Internal Revenue Service resulting from audits of the Company's consolidated Federal income tax returns for the years 1980 through 1991 (See Note 7). The Company has been aggressively pursuing numerous alternatives to raise funds, including: (i) continuing legal claims against non-settling excess insurance carriers for recovery of past remediation costs, (ii) the collection of amounts due the Company, and (iii) the disposition of all of its non-operating assets held for sale (See Note 5). Toward this end the Company successfully completed settlements of its claims against certain excess insurance carriers in 1999, 2000, 2001 and 2005, and the sale of certain operations and certain property held for sale during the period of 1995 through 1998. However, the Company is currently unable to determine whether the timing and the amount of cash generated from these continuing efforts will be sufficient to discharge the Company's tax liability, contingent obligations and its continuing operating liabilities as they come due. The consolidated financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

NOTE 3 - MARKETABLE SECURITIES

      At June 30, 2005, the Company's marketable securities consisted primarily of U. S. Treasury bills classified as available-for-sale and are carried at their fair value of $3,472,000, with a cost of $3,471,000, and unrealized gain of $1,000. Net unrealized gains included in stockholder's equity and related to the Company's marketable securities decreased from December 31, 2004 to June 30, 2005 by $4,000. Proceeds from the maturity of marketable securities were $1,986,000 for the six months ended June 30, 2005. No marketable securities were sold during the six months of 2005. The Company realized gross losses of $2,000 from the sale of marketable securities during the same period for 2004.

NOTE 4 - ACCOUNTS RECEIVABLE

      Accounts receivable-trade as of June 30, 2005 and December 31, 2004 includes $354,000 for its work on a project at the Southern Ocean Landfill
("SOLF") in New Jersey. The Company had reserved an allowance for doubtful accounts of $50,000 toward such receivable. Payment of the amount due the Company was subject to New Jersey Department of Environmental Protection ("NJDEP") review and approval of the Company's invoices and the work performed. During January 2005, NJDEP accepted the work performed by the Company at SOLF. The Company received approximately $323,000 in full satisfaction of this receivable during July 2005.

NOTE 5 - ASSETS HELD FOR SALE

     Assets held for sale consist of approximately 60 acres of real property and structures located in Deptford, N.J. under contract for sale and are carried at a cost, net of depreciation, of $190,000 as of June 30, 2005 and December 31, 2004. The Company entered into a contract to sell the property during May 2001. The property includes structures which house the operations of the Company's environmental services segment. The contract, as amended, contemplates the sale of the 60 acres (45 acres usable land and 15 acres of wetlands), which adjoins the Kinsley's Landfill, for $2.1 million. During March 2005, the Company agreed to the Purchaser's request for an additional extension of the closing date from April 2005 to December 2005, subject to definitive documentation. Negotiations continue regarding the Company's use of structures on the property post closing and accommodation of stormwater run-off. The sale is contingent upon, among other conditions, the buyer obtaining approval of its plans for the property from applicable local and state agencies. The buyer has begun paying installments that totaled $136,000 through June 30, 2005. The installments have been treated as un-earned income for financial presentation purposes, and reported as an accrued miscellaneous liability.

NOTE 6 - RESTRICTED ESCROW ACCOUNTS FOR POST-CLOSURE COSTS

     At June 30, 2005 and December 31, 2004 the Company held $7,965,000 and $8,261,000, respectively, in restricted escrow accounts which are to be used to fund post-closure costs at Kinsley's Landfill. The escrow funds are legally restricted for purposes of settling closure and post-closure costs and were established to provide financial assurance through the deposit of a portion of the tipping fee charged when the landfill was operating. The balance of funds, if any, remaining after the end of the post-closure activities will revert to the State of New Jersey. The escrow for post-closure costs at June 30, 2005 and December 31, 2004 consisted of government backed debt securities. The securities are carried at their fair value of $7,965,000, with a cost of $7,934,000 and net unrealized gains of $31,000 consisting of unrealized gains of $130,000 and unrealized losses of $99,000. The net unrealized gains are included in stockholder's equity, as of June 30, 2005. The portion of the restricted escrow funds reported as current equals the current portion of post-closure costs related to the Kinsley's Landfill (see Note 8).

NOTE 7 - INCOME TAXES

      The provision for income tax expense (benefit) for the six months ended June 30, 2004 is based upon the Company's anticipated annual effective tax rate and consists of the following (in 000's):

                                             2005       2004
     Provision for operations
       Currently payable (refundable):
         Federal                          $   585      $ (190)
         State                                 91          -
                                              676        (190)
       Deferred:
         Federal                              (29)         -
         State                                 -           -
                                               -           -
       Total income tax provision         $   647      $ (190)
     (credit)

      The Company recognized a federal income tax benefit for the six months ended June 30, 2004 due to its ability to carry-back net operating losses to 2002 for credit against federal income taxes paid with respect to such year.

      The State of New Jersey enacted state income tax legislation, that, among other changes, limited the amount of losses a company may carry-forward to offset taxable income to 50% of taxable income for 2004 and 2005. The calculation of the above provision includes available state net operating loss carry-forwards as permitted.

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

      In June 2004 the Company submitted an amended Offer in Compromise (the "Offer") that was accepted by the Service by letter dated July 21, 2004. As of the date the Offer was accepted, the Company had accrued taxes and interest on the accrued taxes of approximately $896,000 and $3,926,000, respectively. The Offer commits the Company to pay a total of $2,490,000 in satisfaction of the assessed federal income taxes and interest. A payment of $810,000 was made during October 2004 and the balance due is being paid in monthly installments over nine years as follows: (a) $18,230 per month for each of the forty-eight months beginning August 2004, and (b) $13,416 per month for each of the following sixty months beginning August 2008. The amount due for the five years subsequent to December 31, 2004 are as follows: $218,760 per year for 2005, 2006 and 2007; $195,000 for 2008; and $161,000 for 2009. The Service does not impose interest on amounts payable pursuant to the Offer. The Company will be permitted to receive refunds of prior tax overpayments and from the carryback of losses. Should the Company default in any of the terms of the Offer, the Service may initiate suit to impose one or more remedies available to it, including the reinstatement of the total amount previously assessed and/or impose interest.

           The Company recognized income from this transaction of approximately $2,332,000, or $.78 per share, in its financial statements for the year ended December 31, 2004. Such amount is equal to the difference between the Company's previously accrued estimate of its federal tax obligation and the amount of the total payments to the Service required pursuant to the Offer. This income was not subject to income tax. The amount of the payments due during the twelve months subsequent to June 30, 2005 has been classified as a current liability and the balance of the payments due has been classified as a long-term liability.

      Although the Company has paid its calculations of state income taxes and interest due as a result of the settlements with the Service, State tax authorities may assert that additional interest and penalties are owed in connection with the state tax liability arising from these settlements. The accrued income taxes classified as current as of June 30, 2005 includes $48,000 for accrued state interest.

NOTE 8 - POST-CLOSURE COSTS AND CONTINGENT ENVIRONMENT LIABILITIES

     The Company has future obligations for post-closure costs with respect to a landfill it owns and operated, the Kinsley's Landfill, and a landfill it operated on real property leased from others, the MAC Landfill. Kinsley's Landfill ceased accepting solid waste at its landfill in Deptford Township, New Jersey on February 6, 1987 and commenced closure of that facility. Mac Sanitary Land Fill, Inc. ("Mac"), a wholly-owned subsidiary of the Company, operated a landfill in Deptford Township, New Jersey which ceased operations in 1977. Post closure costs include estimated costs to be incurred for providing required post closure monitoring and maintenance of the landfill. Post-closure activities occur after the entire landfill ceases to accept waste and closes. These activities involve methane gas control, leachate management and groundwater monitoring, surface water monitoring and control, and other operational and maintenance activities that occur after the site ceases to accept waste. The post-closure period generally runs for up to 30 years after final site closure for municipal solid waste landfills. Obligations associated with monitoring and controlling methane gas migration and emissions are set forth in applicable landfill permits and these requirements are based upon the provisions of the Clean Air Act of 1970, as amended.

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

      The Company's estimates of costs to discharge asset retirement obligations for landfills are developed in today's dollars. The estimated costs are inflated to the expected time of payment and then discounted back to present value. The estimated costs in current dollars were inflated to the expected time of payment using an inflation rate of 2.5%, and the inflated costs were discounted to present value using a credit-adjusted, risk-free discount rate of 4.5%. The credit-adjusted, risk-free rate is based on the risk-free interest rate on obligations of similar maturity and adjusted for the risk associated with investments permitted and typically held in the Company's post-closure escrow accounts discussed in Note 6. Changes in the credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted, risk-free rate.

      The following table summarizes the actual activity in the Company's asset retirement obligation liabilities for post-closure costs for the six months ended June 30, 2005 (in $000):

                                             2005

     Asset retirement obligation
       liability, beginning of period      $10,195
     Accretion expense                         214
     Obligations settled during
       the period                             (437)

     Asset retirement obligation
       liability, end of period              9,972
         Less: Current portion              (1,003)

         Long-term portion                 $ 8,969

      The Company's total and current portion of accrued post-closure costs by site as of June 30, 2005 and December 31, 2004 are as follows (in $000's):

                                         June 30,    December 31,
                                           2005          2004
            Kinsley's landfill            $ 9,929      $10,139
            Mac landfill                       43           56
        Total                             $ 9,972      $10,195

                                         June 30,    December 31,
                                            2005          2004
            Kinsley's landfill           $   985      $   999
            Mac landfill                      18           18
        Total                            $ 1,003      $ 1,017

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

      During May 2002, the Company and other respondents to the Administrative Orders were named as defendants to a suit filed by the Office of the United States Attorney in which EPA sought reimbursement of costs it allegedly incurred regarding the Kin-Buc Landfill and penalties for past construction delays. During September 2002, the New Jersey Department of Environmental Protection and New Jersey Spill Compensation Fund filed a similar suit against the same respondents, seeking reimbursement of past costs it allegedly incurred with respect to the site and for alleged natural resource damages. During December 2004, the Company entered into a consent decree which, when entered by the Court, will resolve this suit (see Part II, Item 1. Legal Proceedings).

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

NOTE 9 - LONG-TERM DEBT

          Long-term debt consists of the following as of June 30, 2005 and December 31, 2004 (in $000's):
                                                June 30,  December 31,
                                                  2005        2004

Note payable to bank due in monthly
  installments of $691, including
  interest at 7.0% per annum, to August
  2007; secured by a vehicle carried
  at a cost of $35,000.                      $  16        $ 20

Note payable to a finance company,
  non-interest bearing, due in monthly
  installments of $884, including
  effective interest at 5.5% per
  annum, to July 2008 (less unamortized
  discount of $6,000); secured by a
  vehicle carried at a cost of $46,000.         30         34

Note payable to a finance company, due
  in monthly installments of $459,
  including interest at 7.99% per annum,
  to August 2009; secured by a vehicle
  carried at a cost of $23,000.                 19         21

Total long-term debt                            65         75
    Less: Current portion                      (20)       (20)
Long-term portion                             $ 45       $ 55

NOTE 10 - SEGMENT INFORMATION

       The Company's continuing operations are grouped into three segments: (a) operations which generate electricity from recovered methane gas, (b) operations which perform maintenance, remediation and related services on landfill sites, and (c) corporate and other. Corporate and other includes selling, general and administrative expenses not specifically allocable to the other segments. Corporate assets are represented primarily by cash and cash equivalents, marketable securities and real estate held for investment and sale. Financial information by segment for the six months ended June 30, 2005 and 2004 follows.

(In $000's)                Electricity  Environmental Corporate
                           Generation     Services    and Other

2005
  Gross operating revenues   $   151      $   429      $    -
  Intercompany revenues(a)   $    -       $  (429)     $    -
  Net operating revenues     $   151           -            -
  Depreciation expense       $     5      $    11      $     5
  Income (loss)
    from operations          $    19      $   (11)     $  (874)
  Capital expenditures       $    13      $    -       $     4

2004
  Gross operating revenues   $   162      $   474      $    -
  Intercompany revenues(a)   $    -       $  (474)     $    -
  Net operating revenues     $   162      $    -       $    -
  Depreciation expense       $     5      $    11      $     5
  Income (loss)
    from operations          $    62      $   (11)     $  (849)
  Capital expenditures       $    -       $    -       $     1

       (a)   Intercompany  revenues  reflect  intercompany  sales   within   the
environmental services segment.

NOTE 11 - LEGAL PROCEEDINGS

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

Results of Operations

Results for the six months ended June 30, 2005 and 2004

      Consolidated net operating revenues were $151,000 for the six months ended June 30, 2005, a decrease of $11,000 or 7%, compared to $162,000 for the period ended June 30, 2004. Consolidated operating revenues by business segment for the six months ended June 30, 2005 and 2004 were as follows (in $000):

                                      2005       2004

        Environmental Svcs.           $429       $474
        Electricity Generation         151        162
        Subtotal                       580        636
        Intercompany                  (429)      (474)
        Net Operating Revenues        $151       $162

      The environmental services segment provides construction, remedial and maintenance services at landfills, commercial and industrial sites, and manages methane gas recovery operations. The environmental services segment reported $429,000 of gross operating revenues for the period in 2005(prior to elimination of intercompany sales) compared to $474,000 for the period in 2004. All of the environmental services segment's revenues for the period in 2005 and 2004, were for services provided within the consolidated group, discussed below, and therefore eliminated in consolidation.

       The Company's environmental services segment performs post-closure activities on sites previously operated by the Company's subsidiaries. Work performed on a landfill owned by the Company, the Kinsley's Landfill, is submitted for reimbursement to one of two restricted escrow accounts established to finance the closure activities at the site (the "Kinsley's Escrows") (see Notes 6 and 8 to the Company's Consolidated Financial Statements). The Company billed the Kinsley's Escrows approximately $413,000 and $472,000 for services performed during the six months ended June 30, 2005 and 2004, respectively. Such amounts are included in the amount of intercompany sales reported above, and eliminated in the calculation of net operating revenue. The Company has received New Jersey Department of Environmental Protection ("NJDEP") approval to begin re-grading the Kinsley's Landfill. The re-grading plan calls for the use of both recycled and non-recycled materials to fill and re-contour the areas of the mound containing depressions. The cost will be funded by the Kinsley's Escrows, however, the Company intends to utilize recycled materials to the fullest extent possible in order to minimize the impact of the associated costs on the Kinsley's Escrows.

      The Company is continuing its efforts to expand the customer base of the environmental services segment to additional entities beyond the consolidated group. The definition of the scope, commencement and duration of other opportunities are in various stages of development. There are no assurances such efforts will result in work for the Company.

      Revenues from the segment which generates electricity using methane gas as fuel were approximately $151,000 and $162,000 for the six months ended June 30, 2005 and 2004, respectively. Methane gas is a component of the landfill gas generated by a landfills. The electricity generating facility is located at the Kinsley's Landfill and consists of four trailer mounted diesel/electricity generator units ("Gen-set(s)") each capable of generating approximately 11,000 kWh/day when operating at 85% capacity. Only two of the Gen-sets are operating; the two non-operating Gen-sets require major repairs. The Company continues to evaluate alternatives to the current operation, including offers to purchase the electricity generating operations, prior to investing in the repairs of the Gen-sets. Engineering studies indicate sufficient quantities of gas at the landfill to continue the operation of the facility for approximately seven years.
Elements of the landfill gas are more corrosive to the equipment than traditional fuels, resulting in more hours dedicated to repair and maintenance than with equipment utilizing traditional fuels. Electricity generated is sold pursuant to a contract with a local utility that has two years remaining. The contract with the local utility allows for a continuous interruption in electricity supply for a period of up to twelve months. Revenues are a function of the number of kilowatt hours sold, the rate received per kilowatt hour and capacity payments. The Company sold 2.7 million kWh during the six months ended June 30, 2005 compared to 3.1 million kWh sold in the period of the prior year. Each of the two operating Gen-sets underwent scheduled maintenance and repairs during the period in 2005. The average combined rate received (per Kilowatt and capacity payment) in the current period when compared to the comparable period last year increased 7%.

Cost of Operations

      Consolidated direct operating costs for the six months ended June 30, 2005 were $132,000, an increase of $32,000 or 32% when compared to $100,000 reported for the period in 2004. Substantially all the costs of operations related to the environmental services segment for the period in 2005 and 2004 were incurred for intercompany transactions and, therefore, eliminated in consolidation. All of the reported costs, therefore, pertain to the electricity generating segment. The increase in costs of the electricity generating segment was due primarily to increased equipment repair costs. An additional $13,000 of repair costs to ancillary equipment was capitalized during the six months ended June 30, 2005.

      Consolidated selling, general and administrative expenses for the six months ended June 30, 2005 were $671,000, a decrease of $41,000 or 6% from $712,000 reported for the period in the prior year. Components of selling, general and administrative expenses for the three months ended June 30, 2005 and 2004 were as follows:

                                        2005             2004
Legal expenses                      $ 117,000        $ 105,000
Other professional fees                62,000           73,000
Non-operating subsidiary expenses      29,000           29,000
All other administrative expenses     463,000          505,000
                                    $ 671,000        $ 712,000

       Legal expenses reported for the period in 2005 and 2004 include approximately $40,000 and $38,000, respectively, of fees for matters related to the Company's landfills or the remediation of sites to which the Company has been named as a PRP or potential PRP, and are primarily attributable to matters related to the Kin-Buc Landfill. The operating costs of the non-operating subsidiaries, consisting primarily of insurance premiums, franchise, corporate and real estate taxes, aggregated approximately $29,000 for the period in 2005 and 2004. The net $42,000 decrease in all other administrative expenses, from $505,000 for the period in 2004 to $463,000 for 2005, was primarily due to a decreases in personnel and insurance expenses. Professional fees and administrative costs continue to be incurred in support of the Company's ongoing environmental and insurance litigation, business development and asset divestiture efforts (see Liquidity and Capital Resources below).

     Consolidated accretion expense recognized on the Company's asset retirement obligation for landfill post-closure costs was $214,000 and $148,000 for the six months ended June 30, 2005 and 2004, respectively.

Operating Loss

     The Company's consolidated operating loss for the six months ended June 30, 2005 increased to $866,000 from a loss of $798,000 reported for the period in 2004.

Other Income (Expense)

      Consolidated investment income was $37,000 reported for the six months ended June 30, 2005 versus $27,000 reported for the period in 2004.

      Consolidated investment income earned on the restricted escrow accounts dedicated to the funding of the Company's landfill post-closure costs was $147,000 and $148,000 for the six months ended June 30, 2005 and 2004, respectively.

      Consolidated interest expense of $2,000 reported for the six months ended June 30, 2005 was unchanged from that reported for the period in 2004.

      Interest reported as "Interest expense related to accrued income taxes" represents the amount of interest accrued during the period on estimated income taxes accrued as a result of the Company's Tax Court litigation concluded during 2000. Interest expense reported for the six months ended June 30, 2004 was $116,000. Interest no longer accrues on this tax obligation as a result of the acceptance of the Company's Offer in Compromise during July 2004 as discussed below.

      Consolidated loss from the sale of marketable securities of $2,000 was reported for the six months ended June 30, 2004.

      Consolidated rental income for the six months ended June 30, 2005, net of related expenses, was $42,000 compared to $63,000 reported for 2004. Income included in this category consists of income earned from the rental of certain of the Company's property held for sale (see Liquidity and Capital Resources - Assets Held for Sale below).

      Proceeds from insurance claims of $2,710,000 reported for the six months ended June 30, 2005 represents the proceeds received from claims filed against certain of the Company's insolvent excess insurance carriers. See "Liquidity and Capital Resources - Insurance Claims for past Remediation Costs" for further discussion of this issue.

      Consolidated miscellaneous expense of $247,000 was reported for the six months ended June 30, 2005 versus income $4,000 reported for the period in 2004. The expense for the period in 2005 includes a charge of $250,000 related to a payment pursuant to a 2001 agreement that was contingent upon the Company's receipt of proceeds from claims against excess insurance carriers discussed above.

Income (Loss) before Income Tax Expense (Benefit)

      The consolidated income before income tax expense (benefit) was $1,821,000 for the six months ended June 30, 2005, compared to a loss of $676,000 for the period in 2004.

Income Tax Expense (Benefit)

      The provision for federal and state income tax expense (benefit) for the six months ended June 30, 2004 equaled $647,000 and $(190,000), respectively. The Company recognized federal income tax benefit for the six months ended June 30, 2004 due to its ability to carry-back net operating losses to 2002 for credit against federal income taxes paid with respect to such year.

Net Income

      Net income for the six months ended June 30, 2005 was $1,174,000 or $.39 per share, compared to a net loss of $486,000 or $.16 per share, for the six months ended June 30, 2004.

Results for the three months ended June 30, 2005 and 2004

     Consolidated net operating revenues were $55,000 for the three months ended June 30, 2005, a decrease of $44,000 or 44%, compared to $99,000 for the period ended June 30, 2004. Consolidated operating revenues by business segment for the quarter ended June 30, 2005 and 2004 were as follows (in $000):


                                2005       2004

  Environmental Svcs.           $222       $229
  Electricity Generation          55         99
  Subtotal                       277        328
  Intercompany                  (222)      (229)
  Net Operating Revenues        $ 55       $ 99

      The environmental services segment reported $222,000 of gross operating revenues for the period in 2005(prior to elimination of intercompany sales) compared to $229,000 for the period in 2004. All of the environmental services segment's revenues for the period in 2005 and 2004, were for services provided within the consolidated group, discussed below, and therefore eliminated in consolidation.

      The Company billed the Kinsley's Escrows approximately $209,000 and $229,000 for services performed during the three months ended June 30, 2005 and 2004, respectively. Such amounts are included in the amount of intercompany sales reported above, and eliminated in the calculation of net operating revenue.

      Revenues from the segment which generates electricity using methane gas as fuel were approximately $55,000 and $99,000 for the three months ended June 30, 2005 and 2004, respectively. Each of the two operating Gen-sets underwent repairs and maintenance during the period in 2005. The Company sold 982,000 kWh during the three months ended June 30, 2005 compared to 1.8 million kWh sold in the period of the prior year. The average combined rate received (per Kilowatt and capacity payment) in the current period when compared to the comparable period last year increased 4%.

Cost of Operations

      Consolidated direct operating costs for the six months ended June 30, 2005 were $60,000, an increase of $18,000 or 43%, when compared to $42,000 reported for the period in 2004. Substantially all the costs of operations related to the environmental services segment for the period in 2005 and 2004 were incurred for intercompany transactions and, therefore, eliminated in consolidation. All of the reported costs, therefore, pertain to the electricity generating segment. The increase in costs of the electricity generating segment was due primarily to increased equipment repair and maintenance costs.

      Consolidated selling, general and administrative expenses for the three months ended June 30, 2005 were $377,000, a decrease of $5,000 from $372,000 reported for the period in the prior year. Components of selling, general and administrative expenses for the three months ended June 30, 2005 and 2004 were as follows:

                                        2005             2004
Legal expenses                      $  80,000        $  45,000
Other professional fees                35,000           42,000
Non-operating subsidiary expenses      19,000           18,000
All other administrative expenses     243,000          267,000
                                    $ 377,000        $ 372,000

       Legal expenses reported for the period in 2005 and 2004 include approximately $30,000 and $25,000, respectively, of fees for matters related to the Kin-Buc Landfill or the remediation of sites to which the Company has been named a PRP. The operating costs of the non-operating subsidiaries, consisting primarily of insurance premiums, franchise, corporate and real estate taxes, aggregated approximately $19,000 and $18,000 for the period in 2005 and 2004, respectively. The net $24,000 decrease in all other administrative expenses, from $267,000 for the period in 2004 to $243,000 for 2005, was primarily due to a decreases in general operating expenses.

     Consolidated accretion expense recognized on the Company's asset retirement obligation for landfill post-closure costs was $107,000 and $37,000 for the three months ended June 30, 2005 and 2004, respectively.

Operating Loss

      The Company's consolidated operating loss for the three months ended June 30, 2005 increased to $489,000 from a loss of $352,000 reported for the period in 2004.

Other Income (Expense)

      Consolidated investment income was $21,000 for the three months ended June 30, 2005 versus $11,000 reported for the period in 2004.

      Consolidated investment income earned on escrow accounts dedicated to the funding of the Company's landfill post-closure costs was $50,000 and $37,000 for the three months ended June 30, 2005 and 2004, respectively.

     Consolidated interest expense of $1,000 reported for the three months ended June 30, 2005 was unchanged from that reported for the period in 2004.

      Interest expense related to income taxes payable reported for the three months ended June 30, 2004 was $58,000. Interest no longer accrues on this tax obligation as a result of the acceptance of the Company's Offer in Compromise during July 2004 as discussed below.

      Consolidated loss from the sale of marketable securities of $2,000 was reported for the three months ended June 30, 2004.

     Consolidated rental income for the three months ended June 30, 2005, net of related expenses, was $21,000 compared to $44,000 reported for 2004. The amount reported for the period in 2004 includes a payment in settlement of rent adjustments due from a tenant.

      Proceeds from insurance claims of $2,710,000 reported for the three months ended June 30, 2005 represents the proceeds received from the settlement of claims against certain of the Company's insolvent excess insurance carriers. See "Liquidity and Capital Resources - Insurance Claims for past Remediation Costs" for further discussion of this issue.

      Consolidated miscellaneous expense of $246,000 reported for three months ended June 30, 2005 includes the $250,000 charge for a payment that was contingent upon the receipt of proceeds from claims discussed above. Miscellaneous income of $5,000 was reported for the in 2004.

Income (Loss) before Income Tax Expense (Benefit)

      Consolidated income before income tax expense (benefit) was $2,066,000 for the three months ended June 30, 2005, compared to a loss of $316,000 for the period in 2004.

Income Tax Expense (Benefit)

      The provision for federal and state income tax expense (benefit) for the three months ended June 30, 2005 and 2004 equaled $647,000 and $(68,000), respectively. The Company recognized federal income tax benefit for the three months ended June 30, 2004 due to its ability to carry-back net operating losses to 2002 for credit against federal income taxes paid with respect to such year.

Net Income

      Net income for the three months ended June 30, 2005 was $1,419,000 or $.48 per share, compared to a net loss of $248,000 or $.08 per share, for the three months ended June 30, 2004.

Liquidity and Capital Resources

General

      The Company faces significant short-term and long-term cash requirements for (i) funding its professional and administrative costs, (ii) federal income taxes and interest as discussed below, and (iii) funding post-closure costs and other expenses associated with sites of past operations. As discussed in detail below, the Company owes the Internal Revenue Service (the "Service") approximately $1.5 million as a result of the settlement of issues before the U.S. Tax Court regarding the Company's income tax liability for the years 1980 through 1991. The Company's past participation in the waste handling, treatment and disposal industries subjects the Company to future events or changes in environmental laws or regulations, that cannot be predicted at this time, which could result in material increases in post-closure costs, and other potential liabilities that may ultimately result in costs and liabilities in excess of its available financial resources.

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

Statement of Cash Flow

     Net cash provided by operating activities for the six months ended June 30, 2005 equaled $1,776,000 versus a use of $527,000 reported for the period in the prior year. The primary source of cash for the period in 2005 was $2,710,000 of proceeds from claims filed against the estate of certain insolvent excess insurers. The primary use of cash in both periods was the amount paid to suppliers and employees. A significant use of cash during 2005 was the payment of $322,000 toward federal income taxes due pursuant to the Company's Offer in Compromise, as discussed below, and toward income taxes accrued for 2005. Payments of landfill post-closure costs related to the Kinsley's Landfill and the Mac Landfill were $480,000 and $467,000 for the period in 2005 and 2004, respectively. The proceeds from post-closure escrow funds reported for 2005 and 2004, $464,000 and $465,000 respectively, were received from the escrow accounts dedicated to fund the post-closure costs of the Kinsley's Landfill. Post-closure costs of the Mac Landfill are funded from the Company's general funds. See Note 8 to the Company's Consolidated Financial Reports for further discussion of the Company's landfill post-closure cost obligations. Net cash flow used in investing activities equaled $1,375,000 and $1,147,000 for the period in 2005 and 2004, respectively. The funds invested in marketable securities during both periods was greater than the amount of funds utilized for operations or retained as cash equivalents. The cash flow used in financing activities of $10,000 and $8,000 for the period in 2005 and 2004, respectively, represents payments toward long term debt. As a result of these activities, funds held by the Company in the form of cash and cash equivalents increased as of June 30, 2005 to $1,429,000 from December 31, 2004, versus a decrease of $1,682,000 for the period last year. The sum of cash, cash equivalents and marketable securities as of June 30, 2005 increased to $4,901,000 from $3,031,000 when compared to December 31, 2004.

      Working capital equaled $4,796,000 and $3,531,000 for as of June 30, 2005 and December 31, 2004, respectively, and the ratio of current assets to current liabilities was 2.8 to 1 as of June 30, 2005 and 2.7 to 1 as of December 31, 2004.

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

      The Offer commits the Company to pay a total of $2,490,000 in satisfaction of the assessed federal income taxes and interest discussed above. A payment of $810,000 was made during October 2004, and the balance due of $1,680,000 is being paid in monthly installments over nine years as follows: (a) $18,230 per month for each of the forty-eight months beginning August 2004, and (b) $13,416 per month for each of the following sixty months beginning August 2008. As of June 30, 2005, the total of the remaining installments payable pursuant to the Offer equaled $1,534,000. The Service does not impose interest on the amounts payable pursuant to the Offer. The Company will be permitted to receive refunds of prior tax overpayments and from the carryback of losses. Should the Company default in any of the terms of the Offer, the Service may initiate suit to impose one or more remedies available to it, including the reinstatement of the total amount previously assessed and/or impose interest.

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

Post-Closure Costs

      As of June 30, 2005, the Company has accrued $10.0 million for its estimated share of post-closure costs related to two of the Company's former landfill operations; the Kinsley's Landfill and Mac Landfill. Approximately $8.0 million is held in escrow for the post-closure activities of the Kinsley's Landfill (see Note 6 to the Company's Consolidated Financial Statements).

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

Insurance Claims for Past Remediation Costs

     In February 2002, the Company consummated a settlement of litigation it had commenced in 1995 against its excess insurers who provided coverage during the period of 1965 through 1986 (the "Lloyds Suit"). The Company continues to pursue its claims against the non-settling defendants. Many of the non-settling London and London Market insurance companies are insolvent, however the estates of some of these insolvent companies have sufficient assets to make a partial contribution toward claims filed by the Company (see Part II, Item 1. Legal Proceedings). During June 2005, the Company's received proceeds of $2,710,000 on claims filed against the estates of four insolvent excess insurance carriers. Pursuant to an agreement reached in 2001 between the Company and certain members of the AT&T Group (defined below), the AT&T Group members are to receive $250,000 that is collected from the non-settling excess insurers, net of attorney fees and expenses. The Company recognized a charge in this amount in its financial statements for the period ended June 30, 2005. During July 2005, the Company received proceeds of $510,000 on claims filed against a fifth insolvent excess insurance carrier. With the July 2005 payment, the Company has resolved claims against an excess insurer representing approximately 97% of the value assigned to the coverage provided under the policies that were the subject of the Lloyd's Suit.

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

      In addition to the $3.5 million of the proceeds from the Lloyds Suit set aside for claims by SCA, as discussed above, the Company also agreed that a portion of the proceeds be paid to the law firm representing the Company in the Lloyds Suit. The law firm represents the Company in the Lloyds Suit and certain other matters pursuant to an engagement agreement that contains a fixed fee and contingent fee component. The amount of total fees due is dependent, in part, upon the outcome of the matters. The Company has paid approximately $278,000 toward such fees during 2004 and has accruals of approximately $252,000 as of June 30, 2005 and December 31, 2004 for such fees which are due at the conclusion of all matters addressed in the engagement agreement.

Assets Held for Sale

      Assets held for sale consists of approximately 60 acres of real property and structures located in Deptford, N.J. under contract for sale and is carried at a cost, net of depreciation, of $190,000 as of June 30, 2005 and December 31, 2004. The Company entered into the contract to sell the property during May 2001 for $2.1 million. During March 2005, the Company agreed to the Purchaser's request for an additional extension of the closing date from April 2005 to December 2005 subject to definitive documentation. Negotiations continue regarding the Company's use of structures on the property post closing and accommodation of stormwater run-off. The sale is contingent upon, among other conditions, the buyer obtaining approval of its plans for the property from applicable local and state agencies. The buyer has begun paying installments that total $136,000 through June 30, 2005.

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


Escrowed Proceeds from Sale of Subsidiary

      A portion of the net cash proceeds from the 1996 sale of a subsidiary was placed in an interest bearing escrow account to secure the Company's indemnification obligations to the purchaser under the purchase agreement. The escrow has been terminated at the Company's request and approximately $123,000 of funds held therein were released to the Company during June, 2005.

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


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                   PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

As previously disclosed, the Company has been pursuing claims filed against its  excess insurance companies.  In addition, the Company has been named  as  a
defendant   in   litigation   related  to  two  sites  undergoing   remediation,
specifically the Kin-Buc Landfill and a site located in Carlstadt, New Jersey.

Insurance Claims for Past Remediation Costs

      During 1995 Transtech, and its wholly-owned subsidiaries Kin-Buc, Inc. and Filcrest Realty, Inc. commenced suit in the Superior Court of New Jersey, Middlesex County, entitled Transtech Industries, Inc. et. al v. Certain Underwriters at Lloyds et al., Docket No. MSX-L-10827-95, (the "Lloyds Suit") to obtain indemnification from its excess insurers who provided coverage during the period 1965 through 1986 against costs incurred in connection with the remediation of various sites in New Jersey. The defendant insurers included various London and London Market insurance companies, First State Insurance Company and International Insurance Company (collectively referred to herein as "Defendant Insurers").

      During October 2001 the Company entered into a settlement agreement with certain Underwriters at Lloyd's, London, and certain London Market Insurance Companies (the "London Market Insurers"). The settlement agreement was consummated during February 2002, when London Market Insurers representing approximately 84.7% of the value assigned to the subject policies paid their allocated portion of the settlement amount. The Company received approximately $13 million of settlement proceeds.

     Some of the Defendant Insurers are insolvent. The estates of some of these insolvent insurers have sufficient assets to make a partial contribution toward claims filed by the Company.

      All of the policies of excess insurance issued by the Defendant Insurers cover Transtech, its present subsidiaries and former subsidiaries, some of which Transtech no longer controls. They also cover certain companies presently or formerly owned, controlled by or affiliated with Marvin H. Mahan, including Inmar Associates, Inc. ("Inmar") and Tang Realty, Inc. ("Tang"), (collectively, the "Mahan Interests"). Mr. Mahan is a former officer and director, and former majority shareholder of Transtech.

      In 1988, the Company, Inmar and Mr. Mahan were sued in a civil action in the United States District Court for the District of New Jersey entitled AT&T Technologies, Inc. et al. v. Transtech Industries, Inc. et al. v. Allstate Insurance Company et al. (the "AT&T Suit") by a group of generators of waste (the "AT&T Group") alleging, among other things, that the primary responsibility for the clean-up and remediation of a site located in Carlstadt, New Jersey (the "Carlstadt Site") rests with Transtech, Inmar and Mr. Mahan. Transtech is one of the respondents to a September 1990 Administrative Order of U. S.
Environmental Protection Agency ("EPA") concerning the implementation of environmental remediation measures at the Carlstadt Site. The site is owned by Inmar and Transtech operated a solvents recovery plant at the site for approximately five years ending in 1970.

      In  September  1995, the Court approved a settlement  of  the  AT&T  Suit.
Pursuant to such settlement, Transtech, Inmar and Mr. Mahan agreed to, among other things, assign their Carlstadt Site related insurance claims against excess insurers in exchange for a complete release from the AT&T Group's claims arising from or on account of environmental contamination at the Carlstadt Site and the AT&T Group's remediation of the same. Subsequent to executing the September 1995 settlement, certain members of the AT&T Group conveyed their rights under such settlement to other members of the AT&T Group (the "Cooperating PRP Group").

      During 1998, the Company and the Cooperating PRP Group agreed to cooperate in the pursuit of their respective excess insurance claims, and therefore, members of the Cooperating PRP Group were parties to the October 2001 settlement with the London Market Insurers. The Company and the Cooperating PRP Group agreed upon an allocation of the proceeds from the Lloyds Suit that provided the Company 52% of the proceeds plus all of the interest earned on the settlement proceeds while such proceeds are collected and held in escrow pending consummation of the settlement. The Company also agreed to pursue non-settling Defendant Insurers. The Cooperating PRP Group is to receive the first $250,000 that is collected from the non-settling Defendant Insurers, net of attorney fees and expenses, and the Company shall retain the balance of amounts recovered.

      In October 1998, the Company entered into an agreement with Mr. Mahan and the Mahan Interests, which resolved certain disputes and assigned to the Company all rights of the Mahan Interests, and certain other insured entities affiliated with the Mahan Interests, as insureds and claimants under excess insurance policies, including those policies that are the subject of the Lloyd's Suit.

      During June 2005, the Company received approximately $2.7 million with respect to these settled claims which represents approximately 62% of the total amount of the settled claims against the four estates. The June 2005 payment pertains to claims filed against the estates of four insolvent insurers:
Kingscroft  Insurance  Company  LTD, Walbrook Insurance  Company  LTD,  El  Paso
Insurance Company LTD and Mutual Reinsurance Company LTD. The four insurers represented approximately 10% of the coverage provided under the policies that were the subject of the Lloyd's Suit, as measured by the liability apportioned to each of the Defendant Insurers at the time of the October 2001 settlement. Pursuant to their respective liquidation plans, the estates of the four insurers make payments toward agreed claims based upon the amount of their recovered assets and expenditures funded from such assets. The estates may elect, based upon their financial situation, to make additional distributions toward agreed claims, however there are no assurances that additional distributions will be paid. Additional claims against the four estates have been barred in accordance with their liquidation plans. One firm manages the administration of the four estates.

      The Company continues to pursue claims against certain excess insurance carriers that have not participated in any of the previous settlements. However, the Company cannot predict the amount of the proceeds it may eventually receive on account of such claims, if any.

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

           The Federal Consent Decree resolved the claims of EPA as alleged in the lawsuit. EPA agreed to accept a $2,625,000 cash payment, plus interest from November 8, 2004, from the WMI Group in satisfaction of EPA's claims for past response costs against all defendants, including the Company. EPA agreed to resolve its claim for penalties in exchange for a cash payment of $100,000, plus interest from November 8, 2004, of which approximately $35,000 was paid by the Company, plus additional consideration consisting of (a) the implementation by the Company of an Open Space Preservation Project through the granting of the Conservation Easements on the Subject Property to CLF, thereby preserving the Subject Property as open space in perpetuity, and through the execution of the Deeds thereby transferring title of the Subject Property to CLF, (b) the commitment by the Company, through CLF as its agent, to develop and implement a Wetlands Restoration and Land Management Project, described below, for parcels of the Subject Property together with, if possible, certain neighboring properties owned or leased by third parties all in accordance with the Federal Consent Decree, and (c) an initial payment of $108,000 to CLF to fund its work related to (a) and (b) above, of which the Company paid $68,000, pursuant to the CLF Contract. An additional $15,000 shall be paid to CLF, $5,000 of which shall be paid by the Company, if certain events transpire.

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

     The Federal Consent Decree and the State Consent Decree have been signed by the appropriate officials within those agencies. The Federal Consent Decree was lodged with the Court on March 30, 2005 for public notice and comment. EPA may or may not elect to amend or withdraw its Consent Decree upon the completion of its review of comments received. If not amended or withdrawn, the Federal Consent Decree would be submitted to the Court for approval and entry after the period for public notice expires. There is no lodging requirement for the State Consent Decree.

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

      The Company has requested a complete and detailed accounting of the actual total expenditures for the remediation work completed at the Carlstadt site from either the AT&T Group or EPA. The AT&T Group has relayed that in aggregate, $15 million has been expended in regard to the site. The Company, as stated above, together with the property owner, Inmar Associates, Inc., had previously contributed $145,000 cash and $4.1 million of proceeds from the settlement with primary insurance carriers in 1995, an additional $12.0 million from the Company's 2001 settlement with its excess insurance carriers and an additional $250,000 pledged from the claims being pursued against the insolvent excess carriers discussed above, toward the remediation of the site. Such contributions  total  $16.4  million, plus interest earned,  which  the  Company believes should more than satisfy its fair share due for the site. The Company has informed EPA of its intent to comply with the UAO and commence communications with the Settling Defendants' representative.

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



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  August 15, 2005      By:  /s/ Robert V. Silva
                                  Robert V. Silva, President
                                  and Chief Executive Officer
                                 (Principal Executive Officer)

                                              and


Date:  August 15, 2005      By:  /s/ Andrew J. Mayer, Jr.
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary
                                 (Principal Financial and
                                  Accounting Officer)

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED June 30, 2005

                          EXHIBIT INDEX

EXHIBIT                                                      PAGE
  NO.                                                         NO.

 31(a) Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer52 - 53

 31(b) Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer54 - 55

 32(a) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
          Chief Executive Officer                              56

 32(b) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
          Chief Financial Officer                              57