Form 10KSB/A
period 2004-12-31
TRANSTECH INDUSTRIES INC
filed 2005-08-25
CIK 87799

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

Transitional Small Business Disclosure Format (check one):
                                                     YES      NO  X


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                          FORM 10-KSB/A
              FOR THE YEAR ENDED DECEMBER 31, 2004

         Reason for filing this Amendment to Form 10-KSB

          The Company has amended Items 6 and 7 of Part II to reflect the reclassification of certain assets, liabilities and expenses as required to comply with accounting treatments suggested by the United States Securities and Exchange Commission. Specifically, the Company has reclassified restricted escrow accounts from an off-set to the related liability for landfill post-closure obligations to separate line items within the assets section of the consolidated balance sheets, eliminated the amounts previously reported as receivable from the restricted escrow accounts and reclassified accretion expense from non-operating expense to operating expense. The reclassifications do not affect reported net income for the periods addressed in this report. Generally, no attempt has been made in this Form 10-KSB/A to modify or update other disclosures presented in the original report on Form 10-KSB except as required to incorporate the suggestions of the United States Securities and Exchange Commission. This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB or modify or update those disclosures. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-KSB with the United States Securities Exchange Commission on April 15, 2005.

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                          FORM 10-KSB/A
              FOR THE YEAR ENDED DECEMBER 31, 2004
                      CROSS-REFERENCE SHEET
        PURSUANT TO FORM 10-KSB GENERAL INSTRUCTION E(4)

 Part/Item         Form 10-K Heading       Reference Material

    II/5       Market for Common Equity,     Annual Report to
            Related Stockholder          security holders
            Matters and Small Business   (1), page 63
            Issuer Purchases of Equity
            Securities

    II/6        Management's Discussion       Annual Report to
            and Analysis or Plan of      security holders
            Operation                    (1), pages 4 to 20


    II/7        Financial Statements          Annual Report to
                                        security holders
                                        (1), pages 21 to
                                        61



(1) Annual Report to Stockholders, attached as Exhibit 13 to this Form 10-KSB/A



                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES
                        ________________

                         FORM 10-KSB/A
              FOR THE YEAR ENDED DECEMBER 31, 2004

                           I N D E X
                                                          Page(s)

Part II,  Item 6.   Management's Discussion and
                    Analysis or Plan of Operation               5

  "       Item 7.   Financial Statements                        5

  "       Item 8A.  Controls and Procedures                     5

Part III, Item 13.  Exhibits                                    5

Signatures and Certifications                                   6

Exhibit Index                                              7 - 11
                            PART II

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

Part II, Item 8A.  Controls and Procedures.

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

     No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

                            PART III

Part III, Item 13.  Exhibits.

Exhibits

     The exhibits to this report are listed in the Exhibit Index on pages 7 through 11.

Signatures


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 25, 2005      TRANSTECH INDUSTRIES, INC.
                        (Registrant)

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


August 25, 2005         /s/ Robert V. Silva
Robert V. Silva, President and
                            Chief Executive Officer and Director
                            (Principal Executive Officer)


August 25, 2005         /s/ Andrew J. Mayer, Jr.
Andrew J. Mayer, Jr.
                            Vice President-Finance, Chief
                            Financial Officer, Secretary and
                            Director (Principal Financial and
                            Accounting Officer)

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

10(bf)    Incentive  Stock  Option  Plan  of  Transtech
          Industries, Inc. dated November 8, 1985:  See
          "J" below.
                                                       Sequential
Exhibit No.                                             Page No.

10(bg)    Consent Decree regarding the Chemsol, Inc.
          Superfund Site, Ordered by the US District
          Court, District of New Jersey, on April 21
          2004 among the US Environmental Protection
          Agency, US Department of Justice, Transtech
          Industries, Inc., Marvin H. Mahan and Tang
          Realty, Inc. (without exhibits which are considered immaterial by the Company): See
          "K" below.

10(bh)    Letter  dated July 21, 2004 from the Internal
          Revenue Service regarding its acceptance of the Company's Offer in Compromise: See "L" below.

10(bi)    Consent    Decree   regarding   the   Kin-Buc
          Landfill,  executed by Transtech  Industries,
          Inc.  on  December  30, 2004,  among  the  US
          Environmental    Protection    Agency,     US
          Department   of   Justice,   Chemical   Waste
          Management,  Inc., SCA Services  of  Passaic,
          Inc.,  Wastequid,  Inc., SC  Holdings,  Inc.,
          Waste   Management  Holdings,   Inc.,   Waste
          Management, Inc., Transtech Industries,  Inc,
          Filcrest  Realty, Inc., Kin-Buc, Inc.,  Inmar
          Associates, Inc. and Anthony Gaess: See "M" below.

10(bj)    Consent    Decree   regarding   the   Kin-Buc
          Landfill,  executed by Transtech  Industries,
          Inc.  on  December 30, 2004,  among  the  New
          Jersey     Department    of     Environmental
          Protection, the New Jersey Spill Compensation
          Fund,   Chemical   Waste  Management,   Inc.,
          Transtech Industries, Inc., Filcrest  Realty,
          Inc.,  Kin-Buc,  Inc., Anthony  Gaess,  Inmar
          Associates,  Inc., SC Holdings,  Inc.,  Waste
          Management,   Inc.,  and   Waste   Management
          Holdings, Inc:  See "M" below.

11                    Statement regarding computation of net loss
          per share:  See "M" below.

13                                  Annual Report to Stockholders 12 - 76

14                                Code of Ethics:  See "M" below.

21                Subsidiaries of the Registrant:  See "M" below.
                                                       Sequential
Exhibit No.                                             Page No.

31(a)     Certification Pursuant to Rules 13a-14(a) and   77 - 78
          15d-14(a) of the Securities Exchange  Act  of
          1934  and  Section 302 of the  Sarbanes-Oxley
          Act of 2002 by Chief Executive Officer

31(b)     Certification Pursuant to Rules 13a-14(a) and   79 - 80
          15d-14(a) of the Securities Exchange  Act  of
          1934  and  Section 302 of the  Sarbanes-Oxley
          Act of 2002 by Chief Financial Officer

32(a)     Certification Pursuant to 18 U.S.C. Section          81
          1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief
          Executive Officer

32(b)     Certification Pursuant to 18 U.S.C. Section          82
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

          "J" Incorporated herein by reference to the Company's Form S-8 dated April 3, 1987


          "K" Incorporated herein by reference to the Company's Current Report on Form 8-K dated
          April 22, 2004.

          "L" Incorporated herein by reference to the Company's Current Report on Form 8-K dated
          July 23, 2004

          "M" Incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.