Form 10QSB/A
period 2005-03-31
TRANSTECH INDUSTRIES INC
filed 2005-08-25
CIK 87799

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

Transitional Small Business Disclosure Format
(Check One): Yes     No  X
                                               Page 1 of 43 pages
                                         Exhibit index on page 37

                           TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                                  FORM 10-QSB/A
                  FOR THE QUARTERLY PERIOD ENDED March 31, 2005

                    Reason for filing Amendment to Form 10QSB

      The Company has amended Items 1 and 2 of Part I - Financial Information to reflect certain reclassifications of assets and expenses suggested by the United States Securities and Exchange Commission. Specifically, the Company has reclassified restricted escrow accounts from an off-set to the related liability for landfill post-closure obligations to separate line items within the assets section of the consolidated balance sheets, eliminated the amounts previously reported as receivable from the restricted escrow accounts and reclassified accretion expense from non-operating expense to operating expense. The reclassifications do not affect reported net income for the periods addressed in this report. Generally, no attempt has been made in this Form 10-QSB/A to modify or update other disclosures presented in the original report on Form 10-QSB except as required to incorporate the suggestions of the United States Securities and Exchange Commission. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB or modify or update those disclosures. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-QSB with the United States Securities Exchange Commission on May 16, 2005.

                            I N D E X
                                                          Page(s)
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

      Consolidated Balance Sheets as of March 31,
        2005 and December 31, 2004                          4 - 5

      Consolidated Statements of Operations
        and Comprehensive Income for the Three
        Months Ended March 31, 2005 and 2004                    6

      Consolidated Statements of Cash Flows for the
        Three Months Ended March 31, 2005 and 2004          7 - 8

      Notes to Consolidated Financial Statements           9 - 20

Item 2. Management's Discussion and Analysis
        or Plan of Operation                              21 - 33

Item 3. Controls and Procedures                                34

                           TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                                  FORM 10-QSB/A
                  FOR THE QUARTERLY PERIOD ENDED March 31, 2005


PART II - OTHER INFORMATION

Item 6. Exhibits                                               35

SIGNATURES AND CERTIFICATIONS                                  36

EXHIBIT INDEX                                                  37

EXHIBITS                                                  38 - 43
                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)

                             ASSETS

                                       March 31,     December 31,
                                          2005          2004
                                      (Unaudited)   ____________
CURRENT ASSETS
  Cash and cash equivalents              $ 2,283       $ 1,038
  Marketable securities                      499          1,993
  Accounts receivable - trade (net of        339            344
allowance for doubtful accounts of
$56)
  Refundable income taxes                 1,111          1,111
  Restricted escrow accounts for post-
closure                                   1,002          1,017
  Prepaid expenses and other                 53             60

      Total current assets                5,287          5,563

PROPERTY, PLANT AND EQUIPMENT
  Land                                    1,067          1,067
  Buildings and improvements                125            125
  Machinery and equipment                 3,099          3,085
      Total gross assets                  4,291          4,277
  Less accumulated depreciation           2,926          2,916
      Net property, plant and equipment   1,365          1,361

OTHER ASSETS
  Escrowed proceeds from sale of
subsidiary                                  123            123
  Restricted escrow accounts for post-
closure costs                             7,098          7,244
  Assets held for sale                      190            190
  Other                                     245            246

      Total other assets                  7,656          7,803

TOTAL ASSETS                            $14,308        $14,727




         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

               CONSOLIDATED BALANCE SHEETS, Cont'd
                           (In $000's)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                         March 31,   December 31,
                                          2005          2004
                                      (Unaudited)    ___________
CURRENT LIABILITIES
  Current portion of long-term debt      $    20       $    20
  Accounts payable                           211           181
  Current portion of income taxes
payable                                      219           219
  Accrued income taxes                        48            48
  Accrued professional fees                  319           372
  Accrued miscellaneous liabilities          186           175
  Current portion of accrued post-
    closure costs                          1,002         1,017

        Total current liabilities          2,005         2,032

OTHER LIABILITIES
  Long-term debt                              50            55
  Income taxes payable                     1,315         1,370
  Accrued post-closure costs               9,094         9,178

        Total other liabilities           10,459        10,603

STOCKHOLDERS' EQUITY
  Common stock, $.50 par value,            2,432         2,432
10,000,000 shares authorized,
4,864,940 shares issued
  Additional paid-in capital               1,450         1,450
  Retained earnings                        8,974         9,219
  Accumulated other comprehensive income
                                               2             5

        Subtotal                          12,858        13,106
  Treasury stock, at cost - 1,885,750    (11,014)      (11,014)
shares

        Total stockholders' equity         1,844         2,092

TOTAL LIABILITIES AND STOCKHOLDERS'      $14,308       $14,727
EQUITY

       See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                       (In $000's, except per share data)
                                   (Unaudited)

                                          For the Three Months Ended
                                                    March 31,
                                              2005        2004

NET OPERATING REVENUES                      $    96     $   63

COST OF OPERATIONS
  Direct operating costs                         72         58
  Selling, general and administrative
    expenses                                    294        340
  Accretion expense                             107        111
    Total cost of operations                    473        509

INCOME (LOSS) FROM OPERATIONS                  (377)      (446)

OTHER INCOME (EXPENSE)
  Investment income (loss)                       16         16
  Interest expense                               (1)        (1)
  Interest expense related to income
    taxes payable                                -         (58)
  Investment income on landfill
    escrow account                               97        111
  Rental income                                  21         19
  Miscellaneous income (expense)                (1)         (1)
    Total other income (expense)               132          86

INCOME (LOSS) BEFORE INCOME TAX
  EXPENSE(BENEFIT)                            (245)       (360)

  Income tax expense (benefit)                  -         (122)

NET INCOME (LOSS)                           $ (245)     $ (238)

NET INCOME (LOSS)PER COMMON SHARE           $ (.08)     $ (.08)

NUMBER OF SHARES USED IN CALCULATION       2,979,190   2,979,190

NET INCOME (LOSS)                             $ (245)     $( 238)
  Change in unrealized gain (loss),
    net of  tax                                   (3)         -
NET COMPREHENSIVE INCOME (LOSS)               $ (248)     $ (238)

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

      The financial information has been prepared in accordance with the Company's customary accounting practices except for certain reclassifications to the 2004 financial statements in order to conform to the presentation followed in preparing the 2005 financial statements. In particular, the Company has reclassified certain assets, liabilities and expenses as required to comply with accounting treatments suggested by the United States Securities and Exchange Commission. The Company has reclassified restricted escrow accounts from an off set to the related liability for landfill post-closure obligations to separate line items within the assets section of the consolidated balance sheet, eliminated the amounts previously reported as receivable from the restricted escrow accounts and reclassified accretion expense from non-operating expense to operating expense. The reclassifications do not affect reported net income for the periods addressed in this report.

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

      The provision for income tax expense (benefit) for the three months ended March 31, 2004 is based upon the Company's anticipated annual effective tax rate and consists of the following (in 000's):

                                                         2004
     Provision for operations
       Currently payable (refundable):
         Federal                                         $ (122)
         State                                               -
                                                           (122)
       Deferred:
         Federal                                             -
         State                                               -
                                                             -
       Total income tax provision (credit)               $ (122)

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

NOTE 7 - POST-CLOSURE COSTS, RESTRICTED ESCROW ACCOUNTS AND CONTINGENT ENVIRONMENT LIABILITIES

Post-Closure Costs

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

      The following table summarizes the actual activity in the Company's asset retirement obligation liabilities for post-closure costs for the three months ended March 31, 2005 (in $000):

                                             2005

     Asset retirement obligation
       liability, beginning of period      $10,195
     Accretion expense                         107
     Obligations settled during
       the period                             (206)

     Asset retirement obligation
       liability, end of period             10,096
         Less: Current portion              (1,002)

         Long-term portion                 $ 9,094

The Company's total and current portion of accrued post-closure costs by site as of March 31, 2005 and December 31, 2004 are as follows (in $000's):

                                          March 31,  December 31,
                                                2005         2004

            Kinsley's landfill                $10,043      $10,139
            Mac landfill                           53           56
          Total                               $10,096      $10,195

            Kinsley's landfill                $   984      $   999
            Mac landfill                           18           18
          Current portion                     $ 1,002      $ 1,017

      The Company intends to annually review its calculations with respect to landfill asset retirement obligations unless there is a significant change in the facts and circumstances related to a landfill during the year, in which case the Company will review its calculations after the significant change has occurred.

Restricted Escrow Accounts

     At March 31, 2005 and December 31, 2004 the Company held $8,100,000 and $8,261,000, respectively, in escrow accounts which are to be used to fund post-closure costs at Kinsley's landfill. The escrow funds cannot be utilized for any other purpose, and the balance of funds, if any, remaining after the end of the post-closure period will revert to the State of New Jersey. The escrow for post-closure costs at March 31, 2005 consisted of government backed debt securities and the cost of these securities approximated the fair market value. Funds required for the payment of the current portion of Kinsley's Landfill post closure costs are withdrawn from the restricted escrow account, therefore the amount of restricted escrow account reported as current is equal to the current portion of accrued post-closure costs related to the Kinsley's Landfill.

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

(In $000's)                Electricity  Environmental Corporate
                           Generation     Services    and Other

2005
  Gross operating revenues   $    96      $   207      $    -
  Intercompany revenues(a)   $    -       $  (207)     $    -
  Net operating revenues     $    96           -            -
  Depreciation expense       $     2      $     6      $     2
  Income (loss)
    from operations          $    24      $  (113)     $  (288)
  Capital expenditures       $    13      $    -       $     1

2004
  Gross operating revenues   $    63      $   245      $    -
  Intercompany revenues(a)   $    -       $  (245)     $    -
  Net operating revenues     $    63      $    -       $    -
  Depreciation expense       $     2      $     6      $     1
  Income (loss)
    from operations          $     5      $  (116)     $  (335)
  Capital expenditures       $    -       $    -       $    -

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

Operating Loss

      The Company's consolidated operating loss for the three months ended March 31, 2005 decreased to $377,000 from a loss of $446,000 reported for the period in 2004.

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

      Working capital equaled $3,282,000 and $3,531,000 for as of March 31, 2005 and December 31, 2004, respectively, and the ratio of current assets to current liabilities was 2.6 to 1 as of March 31, 2005 and 2.7 to 1 as of December 31, 2004.

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

Post-Closure Costs

      As of March 31, 2005, the Company has accrued $10.1 million for its estimated share of post-closure costs related to two of the Company's former landfill operations; the Kinsley's Landfill and Mac Landfill. Approximately $8.1 million is held in escrow for the post-closure activities of the Kinsley's Landfill (see Note 7 to the Company's Consolidated Financial Statements).

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

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  August 25, 2005       By:  /s/ Robert V. Silva
                                  Robert V. Silva, President
                                  and Chief Executive Officer
                                 (Principal Executive Officer)

                                              and


Date:  August 25, 2005       By:  /s/ Andrew J. Mayer, Jr.
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary
                                 (Principal Financial and
                                  Accounting Officer)









                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB/A
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                          EXHIBIT INDEX

EXHIBIT                                                                   PAGE
  NO.                                                                      NO.

 31(a)    Certification  Pursuant to Rules 13a-14(a) and  15d-14(a)  of
          the  Securities Exchange Act of 1934 and Section 302  of  the
          Sarbanes-Oxley Act of 2002 by Chief Executive Officer         38 - 39

 31(b)    Certification  Pursuant to Rules 13a-14(a) and  15d-14(a)  of
          the  Securities Exchange Act of 1934 and Section 302  of  the
          Sarbanes-Oxley Act of 2002 by Chief Financial Officer         40 - 41

 32(a)    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
          Chief Executive Officer                                            42

 32(b) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
          Chief Financial Officer                                            43