Form 10QSB
period 2005-09-30
TRANSTECH INDUSTRIES INC
filed 2005-11-14
CIK 87799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB
(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2005

                              or

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

Indicate by check mark whether the registrant is a shell company (as defined  in
Rule 12b-2 of the Exchange Act).  Yes ___    No  X

               APPLICABLE ONLY TO ISSUERS INVOLVED
    IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities
under a plan confirmed by a court. Yes___   No___

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,979,190 shares of common stock, $.50 par value, outstanding as of November 11, 2005. In addition, at such date, the issuer held 1,885,750 shares of common stock, $.50 par value, in treasury.

Transitional Small Business Disclosure Format
(Check One): Yes     No  X
                                              Page 1 of 59 pages
                                        Exhibit index on page 53

                           TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED September 30, 2005

                            I N D E X
                                                          Page(s)
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

      Consolidated Balance Sheets as of September 30,
        2005 and December 31, 2004                          3 - 4

      Consolidated Statements of Operations
        and Comprehensive Income for the Nine
        Months Ended September 30, 2005 and 2004                5

      Consolidated Statements of Operations
        and Comprehensive Income for the Three
        Months Ended September 30, 2005 and 2004                6

      Consolidated Statements of Cash Flows for the
        Nine Months Ended September 30, 2005 and 2004       7 - 8

      Notes to Consolidated Financial Statements           9 - 20

Item 2. Management's Discussion and Analysis
        or Plan of Operation                              21 - 38

Item 3. Controls and Procedures                                39

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                 40 - 49

Item 2. Unregistered Sales of Equity Securities
          and Use of Proceeds                                  50

Item 3. Defaults Upon Senior Securities                        50

Item 4. Submission of Matters to a Vote of
        Security Holders                                       50

Item 5. Other Information                                      50

Item 6. Exhibits                                               51

SIGNATURES                                                     52

EXHIBIT INDEX                                                  53

EXHIBITS                                                  54 - 59

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)

                             ASSETS

                                       September     December 31,
                                          30,
                                          2005          2004
                                      (Unaudited)   ____________
CURRENT ASSETS
  Cash and cash equivalents              $1,679        $ 1,038
  Marketable securities                   3,567          1,993
  Accounts receivable - trade (net of        50            344
allowance for doubtful accounts of
$0 and $56,000, respectively)
  Refundable income taxes                 1,111          1,111
  Restricted escrow accounts for post-
closure costs                               995          1,017
  Prepaid expenses and other                 75             60

      Total current assets                7,477          5,563

PROPERTY, PLANT AND EQUIPMENT
  Land                                    1,067          1,067
  Buildings and improvements                125            125
  Machinery and equipment                 3,099          3,085
      Total gross assets                  4,291          4,277
  Less accumulated depreciation           2,944          2,916
      Net property, plant and equipment   1,347          1,361

OTHER ASSETS
  Escrowed proceeds from sale of
subsidiary                                   -             123
  Restricted escrow accounts for post-
closure costs                             6,939          7,244
  Assets held for sale                      190            190
  Other                                     244            246

      Total other assets                  7,373          7,803

TOTAL ASSETS                            $16,197        $14,727



         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

               CONSOLIDATED BALANCE SHEETS, Cont'd
                           (In $000's)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                       September 30, December 31,
                                          2005          2004
                                      (Unaudited)    ___________
CURRENT LIABILITIES
  Current portion of long-term debt     $     21       $    20
  Accounts payable                           195           181
  Current portion of income taxes
payable                                      219           219
  Accrued income taxes                       533            48
  Accrued professional fees                  295           372
  Accrued miscellaneous liabilities          494           175
  Current portion of accrued post-
    closure costs                            995         1,017

        Total current liabilities          2,752         2,032

OTHER LIABILITIES
  Long-term debt                              39            55
  Income taxes payable                     1,206         1,370
  Accrued post-closure costs               8,849         9,178

        Total other liabilities           10,094        10,603

STOCKHOLDERS' EQUITY
  Common stock, $.50 par value,            2,432         2,432
10,000,000 shares authorized,
4,864,940 shares issued
  Additional paid-in capital               1,450         1,450
  Retained earnings                       10,551         9,219
  Accumulated other comprehensive income
(loss)                                      (68)             5

        Subtotal                          14,365        13,106
  Treasury stock, at cost - 1,885,750    (11,014)      (11,014)
shares

        Total stockholders' equity         3,351         2,092

TOTAL LIABILITIES AND STOCKHOLDERS'      $16,197       $14,727
EQUITY

       See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                       (In $000's, except per share data)
                                   (Unaudited)
                                          For the Nine Months Ended
                                                 September 30,
                                              2005        2004

NET OPERATING REVENUES                     $    296     $  262

COST OF OPERATIONS
  Direct operating costs                        193        132
  Selling, general and administrative
    expenses                                    943      1,078
  Accretion expense                            316         259
    Total cost of operations                  1,452      1,469

INCOME (LOSS) FROM OPERATIONS               (1,156)    (1,207)

OTHER INCOME (EXPENSE)
  Investment income (loss)                       70         38
  Investment income on restricted
    escrow account                              229        259
  Interest expense                              (4)        (3)
  Interest expense related to income
    taxes payable                                -       (129)
  Gain (loss) from sale of securities            -         (2)
  Rental income                                  53         82
  Proceeds from insurance claims              3,220         -
  Gain from reduction of tax liability           -       2,332
  Miscellaneous income (expense)               (244)         2
    Total other income (expense)              3,324      2,579

INCOME (LOSS) BEFORE INCOME TAX
  EXPENSE(BENEFIT)                            2,168      1,372

  Income tax expense (benefit)                  836       (323)

NET INCOME (LOSS)                            $1,332     $1,695

NET INCOME (LOSS)PER COMMON SHARE            $  .45     $  .57

NUMBER OF SHARES USED IN CALCULATION       2,979,190   2,979,190
COMPREHENSIVE INCOME (LOSS):
NET INCOME (LOSS)                             $1,332      $1,695
  Change in unrealized gain (loss),
    net of  tax                                  (73)        (5)
NET COMPREHENSIVE INCOME (LOSS)               $1,259     $1,690

         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                       (In $000's, except per share data)
                                   (Unaudited)
                                          For the Three Months Ended
                                                 September 30
                                              2005        2004

NET OPERATING REVENUES                       $  145     $  100

COST OF OPERATIONS
  Direct operating costs                         61         32
  Selling, general and administrative
    expenses                                    272        366
  Accretion expense                             102        111
    Total cost of operations                    435        509

INCOME (LOSS) FROM OPERATIONS                 (290)       (409)

OTHER INCOME (EXPENSE)
  Investment income (loss)                       33         11
  Investment income on restricted
    escrow account                               82        111
  Interest expense                               (2)        (1)
  Interest expense related to income
    taxes payable                                -         (13)
  Rental income                                  11         19
  Proceeds from insurance claims                510         -
  Gain from reduction of tax liability           -       2,332
  Miscellaneous income (expense)                  3         (2)
    Total other income (expense)                637      2,457

INCOME (LOSS) BEFORE INCOME TAX
  EXPENSE(BENEFIT)                              347      2,048

  Income tax expense (benefit)                  189       (133)

NET INCOME (LOSS)                            $  158     $2,181

NET INCOME (LOSS)PER COMMON SHARE            $  .05     $  .73

NUMBER OF SHARES USED IN CALCULATION      2,979,190   2,979,190
COMREHENSIVE INCOME (LOSS):
NET INCOME (LOSS)                            $  158     $2,181
  Change in unrealized gain (loss),
    net of  tax                                (100)         2
NET COMPREHENSIVE INCOME (LOSS)              $   58     $2,183

         See Notes to Consolidated Financial Statements

                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

                PART I - FINANCIAL INFORMATION, Cont'd

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In $000's)
                              (Unaudited)

                                           For the Nine Months Ended
                                                  September 30,
                                               2005       2004
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers             $   636    $   259
    Cash paid to suppliers and employees      (1,327)    (1,186)
    Interest and dividends received               70         38
    Other income received                      3,279         96
    Interest paid                                (4)         (3)
    Income taxes paid (net of refunds)         (516)         52
Payment of landfill post-closure costs,  net of
proceeds from escrow of $483,000 and
$735,000, respectively                          (20)        (11)
Net cash provided by (used in)
       operating activities                   2,118        (755)

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale and maturity of
marketable securities                         2,979       2,364
    Purchase of marketable securities        (4,552)     (4,093)
    Net collection (issuance) of
        notes receivable                          5         (8)
    Collection of escrowed proceeds from
sale of subsidiary                              123         -
    Purchase of property, plant and equipment
                                                (17)       (36)
      Net cash provided by (used in)
        investing activities                 (1,462)    (1,773)

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on vehicle financing     (15)       (12)
    Proceeds from vehicle financing              -          28
      Net cash provided by (used in) financing
activities                                      (15)        16

  NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                            641     (2,512)
  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE YEAR                                1,038     4,322
  CASH AND CASH EQUIVALENTS AT END OF
    THE QUARTER                              $ 1,679   $ 1,810

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                           (In $000's)
                           (Unaudited)

                                          For the Nine Months Ended
                                                  September 30,
                                               2005        2004
RECONCILIATION OF NET INCOME (LOSS) TO NET
CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES:

NET INCOME (LOSS)                          $  1,332    $ 1,695

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
  Depreciation                                   32         31
  Accretion expense                             316        259
  Earnings on restricted escrow accounts       (229)      (259)
  (Gain) loss from sale of securities            -           2
  Deferred income tax provision                  -          (3)
(Increase) decrease in assets:
  Accounts receivable net                       294         (6)
  Refundable income taxes                        -        (913)
  Prepaid expenses and other                    (15)        82
Increase (decrease) in liabilities:
  Accounts payable and accrued
    miscellaneous expenses                      192       (76)
  Accrued income taxes                          485    (4,015)
  Accrued professional fees                     (77)        5
  Income taxes payable                         (164)    2,454
  Landfill post-closure costs, net of proceeds
from escrow of $483,000 and $735,000,
respectively                                    (20)      (11)

NET CASH PROVIDED BY (USED IN) OPERATING     $2,118   $  (755)
ACTIVITIES







         See Notes to Consolidated Financial Statements

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

NOTE 2 - GOING CONCERN UNCERTAINTY

          The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant operating losses in each of the prior five years and it is anticipated that such operating losses will continue as general and administrative expenses are expected to exceed the Company's available earnings from its remaining operating businesses in the near-term. The Company owes approximately $1.4 million for taxes and interest relating to the settlement of issues raised by the Internal Revenue Service resulting from audits of the Company's consolidated Federal income tax returns for the years 1980 through 1991 (See Note 7). The Company has been aggressively pursuing numerous alternatives to raise funds, including: (i) continuing legal claims against non-settling excess insurance carriers for recovery of past remediation costs, (ii) the collection of amounts due the Company, and (iii) the disposition of all of its non-operating assets held for sale (See Note 5). Toward this end the Company successfully completed settlements of its claims against certain excess insurance carriers in 1999, 2000, 2001 and 2005, and the sale of certain operations and certain property held for sale during the period of 1995 through 1998. However, the Company is currently unable to determine whether the timing and the amount of cash generated from these continuing efforts will be sufficient to discharge the Company's tax liability, contingent obligations and its continuing operating liabilities as they come due. The consolidated financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

NOTE 3 - MARKETABLE SECURITIES

      At September 30, 2005, the Company's marketable securities consisted primarily of U. S. Treasury bills classified as available-for-sale and are carried at their fair value of $3,567,000, with a cost of $3,558,000 and unrealized gains of $9,000. The unrealized gains related to the Company's marketable securities, net of income tax are included in stockholder's equity and as of September 30, 2005 equaled $5,000, and unchanged from December 31, 2004 (stockholders' equity also includes net unrealized losses related to the restricted escrow accounts discussed in Note 3). Proceeds from the maturity of marketable securities were $2,979,000 for the nine months ended September 30, 2005. No marketable securities were sold prior to maturity during the nine months of 2005. The Company realized gross losses of $2,000 from the sale of marketable securities during the same period for 2004.

NOTE 4 - ACCOUNTS RECEIVABLE

      As of December 31, 2004, accounts receivable-trade included $354,000 for the Company's work on a project at the Southern Ocean Landfill ("SOLF") in New Jersey, against which the Company had reserved an allowance for doubtful accounts of $50,000. The Company received approximately $323,000 in satisfaction of this receivable during July 2005.

NOTE 5 - ASSETS HELD FOR SALE

     Assets held for sale consist of approximately 60 acres of real property and structures located in Deptford, N.J. under contract for sale and are carried at a cost, net of depreciation, of $190,000 as of September 30, 2005 and December 31, 2004. The Company entered into a contract to sell the property during May 2001. The building which houses the machinery and equipment of the Company's environmental services segment is located on the property. The contract, as amended, contemplates the sale of the 60 acres (45 acres usable land and 15 acres of wetlands), which adjoins the Kinsley's Landfill, for $2.1 million. During March 2005, the Company agreed to the Purchaser's request for an additional extension of the closing date from April 2005 to December 2005, subject to definitive documentation. Negotiations continue regarding the accommodation of stormwater run-off, the Company's use of buildings on the property post closing and an additional extension of the closing date due to the delay in constructing a replacement facility to house the Company's machinery and equipment. The sale is contingent upon, among other conditions, the buyer obtaining approval of its plans for the property from applicable local and state agencies. The buyer has been paying installments that totaled $156,000 through September 30, 2005. The installments have been treated as un-earned income for financial presentation purposes, and reported as an accrued miscellaneous liability.

NOTE 6 - RESTRICTED ESCROW ACCOUNTS FOR POST-CLOSURE COSTS

     At September 30, 2005 and December 31, 2004 the Company held $7,934,000 and $8,261,000, respectively, in restricted escrow accounts which are to be used to fund post-closure costs at Kinsley's Landfill. The escrow funds are legally restricted for purposes of settling closure and post-closure costs and were established to provide financial assurance through the deposit of a portion of the tipping fee charged when the landfill was operating. The balance of funds, if any, remaining after the end of the post-closure activities will revert to the State of New Jersey. The escrow for post-closure costs primarily consists of government backed debt securities. At September 30, 2005 the securities are carried at their fair value of $7,934,000, with a cost of $8,007,000 and net unrealized losses of $73,000 consisting of unrealized gains of $75,000 and unrealized losses of $148,000. The net unrealized losses are included in stockholder's equity, as of September 30, 2005 (stockholders' equity also includes net unrealized gains related to the Company's marketable securities discussed in Note 3). The portion of the restricted escrow funds reported as current equals the current portion of post-closure costs related to the Kinsley's Landfill (see Note 8).

NOTE 7 - INCOME TAXES

      The provision for income tax expense (benefit) for the nine months ended September 30, 2005 and 2004 is based upon the Company's anticipated annual effective tax rate and consists of the following (in 000's):

                                             2005       2004
     Provision for operations
       Currently payable (refundable):
         Federal                          $   698      $ (323)
         State                                138          -
                                              836        (323)
       Deferred:
         Federal                               -           -
         State                                 -           -
                                               -           -
       Total income tax provision         $   836      $ (323)
     (credit)

      The Company recognized a federal income tax benefit for the nine months ended September 30, 2004 due to its ability to carry-back net operating losses to 2002 for credit against federal income taxes paid with respect to such year.

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

           The Company recognized income from this transaction of approximately $2,332,000, or $.78 per share, in its financial statements for the period ended September 30, 2004. Such amount is equal to the difference between the
Company's previously accrued estimate of its federal tax obligation and the amount of the total payments to the Service required pursuant to the Offer. This income was not subject to income tax. The amount of the payments due during the twelve months subsequent to September 30, 2005 has been classified as a current liability and the balance of the payments due has been classified as a long-term liability.

      Although the Company has paid its calculations of state income taxes and interest due as a result of the settlements with the Service, State tax authorities may assert that additional interest and penalties are owed in connection with the state tax liability arising from these settlements. The accrued income taxes classified as current as of September 30, 2005 includes $48,000 for accrued state interest.

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

      The following table summarizes the actual activity in the Company's asset retirement obligation liabilities for post-closure costs for the nine months ended September 30, 2005 (in $000):

                                             2005

     Asset retirement obligation
       liability, beginning of period      $10,195
     Accretion expense                         316
     Obligations settled during
       the period                             (667)

     Asset retirement obligation
       liability, end of period              9,844
         Less: Current portion                (995)

         Long-term portion                 $ 8,849

      The Company's total and current portion of accrued post-closure costs by site as of September 30, 2005 and December 31, 2004 are as follows (in $000's):

                                       September 30, December 31,
                                               2005          2004
            Kinsley's landfill               $ 9,805      $10,139
            Mac landfill                          39           56
        Total                                $ 9,844      $10,195


            Kinsley's landfill               $   977      $   999
            Mac landfill                          18           18
        Current portion                      $   995      $ 1,017

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

      During May 2002, the Company and other respondents to the Administrative Orders were named as defendants to a suit filed by the Office of the United States Attorney in which EPA sought reimbursement of costs it allegedly incurred regarding the Kin-Buc Landfill and penalties for past construction delays. During September 2002, the New Jersey Department of Environmental Protection and New Jersey Spill Compensation Fund filed a similar suit against the same respondents, seeking reimbursement of past costs it allegedly incurred with respect to the site and for alleged natural resource damages. During December 2004, the Company entered into a consent decree which resolved these suits see
Part II, Item 1. Legal Proceedings).

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

NOTE 9 - LONG-TERM DEBT

      Long-term debt consists of the following as of September 30, 2005 and December 31, 2004 (in $000's):
                                            September 30, December 31,
                                                  2005        2004

Note payable to bank due in monthly
  installments of $691, including
  interest at 7.0% per annum, to August
  2007; secured by a vehicle carried
  at a cost of $35,000.                      $  14        $ 20

Note payable to a finance company,
  non-interest bearing, due in monthly
  installments of $884, including
  effective interest at 5.5% per
  annum, to July 2008 (less unamortized
  discount of $6,000); secured by a
  vehicle carried at a cost of $46,000.         28         34

Note payable to a finance company, due
  in monthly installments of $459,
  including interest at 7.99% per annum,
  to August 2009; secured by a vehicle
  carried at a cost of $23,000.                 18         21

Total long-term debt                            60         75
    Less: Current portion                      (21)       (20)
Long-term portion                             $ 39       $ 55

NOTE 10 - SEGMENT INFORMATION

       The Company's continuing operations are grouped into three segments: (a) operations which generate electricity from recovered methane gas, (b) operations which perform maintenance, remediation and related services on landfill sites, and (c) corporate and other. Corporate and other includes selling, general and administrative expenses not specifically allocable to the other segments. Corporate assets are represented primarily by cash and cash equivalents, marketable securities and real estate held for investment and sale. Financial information by segment for the nine months ended September 30, 2005 and 2004 follows.

(In $000's)                Electricity  Environmental Corporate
                           Generation     Services    and Other

2005
  Gross operating revenues   $   296      $   652      $    -
  Intercompany revenues(a)   $    -       $  (652)     $    -
  Net operating revenues     $   296           -            -
  Depreciation expense       $     7      $    17      $     8
  Income (loss)
    from operations          $   103      $    45      $(1,304)
  Capital expenditures       $    13      $    -       $     4

2004
  Gross operating revenues   $   262      $   721      $    -
  Intercompany revenues(a)   $    -       $  (721)     $    -
  Net operating revenues     $   262      $    -       $    -
  Depreciation expense       $     7      $    17      $     7
  Income (loss)
    from operations          $   130      $    33      $(1,370)
  Capital expenditures       $    -       $    30      $     6

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

Results of Operations

Results for the nine months ended September 30, 2005 and 2004

     Consolidated net operating revenues were $296,000 for the nine months ended September 30, 2005, an increase of $34,000 or 13%, compared to $262,000 for the period ended September 30, 2004. Consolidated operating revenues by business segment for the nine months ended September 30, 2005 and 2004 were as follows (in $000):

                                      2005       2004

        Environmental Svcs.           $652       $721
        Electricity Generation         296        262
        Subtotal                       948        983
        Intercompany                  (652)      (721)
        Net Operating Revenues        $296       $262

      The environmental services segment provides construction, remedial and maintenance services at landfills, commercial and industrial sites, and manages methane gas recovery operations. The environmental services segment reported $652,000 of gross operating revenues for the period in 2005(prior to elimination of intercompany sales) compared to $721,000 for the period in 2004. All of the environmental services segment's revenues for the period in 2005 and 2004, were for services provided within the consolidated group, as discussed below, and therefore eliminated in consolidation.

       The Company's environmental services segment performs post-closure activities on sites previously operated by the Company's subsidiaries. Work performed on a landfill owned by the Company, the Kinsley's Landfill, is submitted for reimbursement to one of two restricted escrow accounts established to finance the closure activities at the site (the "Kinsley's Escrows") (see Notes 6 and 8 to the Company's Consolidated Financial Statements). The Company billed the Kinsley's Escrows approximately $635,000 and $710,000 for services performed during the nine months ended September 30, 2005 and 2004, respectively. Such amounts are included in the amount of intercompany sales reported above, and eliminated in the calculation of net operating revenue. The Company has received New Jersey Department of Environmental Protection ("NJDEP") approval to begin re-grading the Kinsley's Landfill. The re-grading plan calls for the use of both recycled and non-recycled materials to fill and re-contour the areas of the mound containing depressions. The cost will be funded by the Kinsley's Escrows, however, the Company intends to utilize recycled materials to the fullest extent possible in order to minimize the impact of the associated costs on the Kinsley's Escrows.

      The Company is continuing its efforts to expand the customer base of the environmental services segment to additional entities beyond the consolidated group. The definition of the scope, commencement and duration of other opportunities are in various stages of development. There are no assurances such efforts will result in work for the Company.

      Revenues from the segment which generates electricity using methane gas as fuel were approximately $296,000 and $262,000 for the nine months ended September 30, 2005 and 2004, respectively. Methane gas is a component of the landfill gas generated by a landfill. The electricity generating facility is located at the Kinsley's Landfill and consists of four trailer mounted diesel/electricity generator units ("Gen-set(s)") each capable of generating approximately 11,000 kWh/day when operating at 85% capacity. Only two of the Gen-sets are operating; the two non-operating Gen-sets require major repairs. The Company continues to evaluate alternatives to the current operation, including offers to purchase the electricity generating operations, prior to investing in the repairs of the Gen-sets. Engineering studies indicate sufficient quantities of gas at the landfill to continue the operation of the facility for approximately seven years. Elements of the landfill gas are more corrosive to the equipment than traditional fuels, resulting in more hours dedicated to repair and maintenance than with equipment utilizing traditional fuels. Electricity generated is sold pursuant to a contract with a local utility that has two years remaining. The contract with the local utility allows for a continuous interruption in electricity supply for a period of up to twelve months. Revenues are a function of the number of kilowatt hours sold, the rate received per kilowatt hour and capacity payments. The Company sold 4.3 million kWh during the nine months ended September 30, 2005 compared to 4.9 million kWh sold in the period of the prior year. Each of the two operating Gen sets underwent repairs beyond customary maintenance during the period in 2005. The average combined rate received (per Kilowatt and capacity payment) in the current period increased 30% when compared to the comparable period last year.

Cost of Operations

     Consolidated direct operating costs for the nine months ended September 30, 2005 were $193,000, an increase of $61,000 or 46% when compared to $132,000 reported for the period in 2004. Substantially all the costs of operations related to the environmental services segment for the period in 2005 and 2004 were incurred for intercompany transactions and, therefore, eliminated in consolidation. Therefore, all of the reported costs pertain to the electricity generating segment. The increase in costs of the electricity generating segment was due primarily to increased equipment repair costs. An additional $13,000 incurred for re-building certain equipment was capitalized during the nine months ended September 30, 2005.

      Consolidated selling, general and administrative expenses for the nine months ended September 30, 2005 were $943,000, a decrease of $135,000 or 13% from $1,078,000 reported for the period in the prior year. Components of selling, general and administrative expenses for the nine months ended September 30, 2005 and 2004 were as follows:

                                        2005             2004
Legal expenses                      $ 168,000       $  185,000
Other professional fees               105,000          105,000
Non-operating subsidiary expenses      40,000           46,000
All other administrative expenses     630,000          742,000
  Total                             $ 943,000       $1,078,000

       Legal expenses reported for the period in 2005 and 2004 include approximately $61,000 and $91,000, respectively, of fees for matters related to the Company's landfills or the remediation of sites to which the Company has been named as a PRP or potential PRP, and are primarily attributable to matters related to the Kin-Buc Landfill. The operating costs of the non-operating subsidiaries, consisting primarily of insurance premiums, franchise, corporate and real estate taxes, aggregated approximately $40,000 and $46,000 for the period in 2005 and 2004, respectively. The net $112,000 decrease in all other administrative expenses, from $742,000 for the period in 2004 to $630,000 for 2005, was primarily due to decreases in personnel and insurance expenses. Professional fees and administrative costs continue to be incurred in support of the Company's ongoing environmental and insurance litigation, business development and asset divestiture efforts (see Liquidity and Capital Resources below).

     Consolidated accretion expense recognized on the Company's asset retirement obligation for landfill post-closure costs was $316,000 and $259,000 for the nine months ended September 30, 2005 and 2004, respectively.

Operating Loss

      The Company's consolidated operating loss for the nine months ended September 30, 2005 decreased to $1,156,000 from a loss of $1,207,000 reported for the period in 2004.

Other Income (Expense)

      Consolidated investment income was $70,000 reported for the nine months ended September 30, 2005 versus $38,000 reported for the period in 2004.

      Consolidated investment income earned on the restricted escrow accounts dedicated to the funding of the Company's landfill post-closure costs was $229,000 and $259,000 for the nine months ended September 30, 2005 and 2004, respectively.

      Consolidated interest expense was $4,000 and $3,000 for the nine months ended September 30, 2005 and 2004, respectively.

      Interest reported as "Interest expense related to accrued income taxes" represents the amount of interest accrued during the period on estimated income taxes accrued as a result of the Company's Tax Court litigation concluded during 2000. Interest expense reported for the nine months ended September 30, 2004 was $129,000. Interest no longer accrues on this tax obligation as a result of the acceptance of the Company's Offer in Compromise during July 2004 as discussed below.

      Consolidated loss from the sale of marketable securities of $2,000 was reported for the nine months ended September 30, 2004.

      Consolidated rental income for the nine months ended September 30, 2005, net of related expenses, was $53,000 compared to $82,000 reported for 2004. Income included in this category consists of income earned from the rental of certain of the Company's property held for sale (see Liquidity and Capital Resources - Assets Held for Sale below). Income included in this category consists of income earned from the rental of certain of the Company's property held for sale (see Note 5 to the Company's Consolidated Financial Statements), and net royalty payments received from the lessee of certain of the Company's real property situated beneath the lessee's landfill (net of a fee payable pursuant to a consulting agreement executed in 1982). The amount reported for the period in 2004 includes a payment in settlement of rent adjustments due from a tenant.

      Proceeds from insurance claims of $3,220,000 reported for the nine months ended September 30, 2005 represents the proceeds received from claims filed against certain of the Company's insolvent excess insurance carriers. See "Liquidity and Capital Resources - Insurance Claims for past Remediation Costs" for further discussion of this issue.

      The gain from a reduction of tax liability reported for the period ended September 30, 2004 of $2,332,000 equals the amount of the reduction in the Company's accrued income tax obligation as a result of the United States Internal Revenue Service acceptance of an Offer in Compromise presented by the Company on July 21, 2004. See "Liquidity and Capital Resources - Taxes" below for further discussion of this transaction.

      Consolidated miscellaneous expense of $244,000 was reported for the nine months ended September 30, 2005 versus income of $2,000 reported for the period in 2004. The expense for the period in 2005 includes a charge of $250,000 related to a payment pursuant to a 2001 agreement that was contingent upon the Company's receipt of proceeds from claims against excess insurance carriers discussed above.

Income (Loss) before Income Tax Expense (Benefit)

      The consolidated income before income tax expense (benefit) was $2,168,000 for the nine months ended September 30, 2005, compared to an income of $1,372,000 for the period in 2004.

Income Tax Expense (Benefit)

      The provision for federal and state income tax expense (benefit) for the nine months ended September 30, 2005 and 2004 equaled $836,000 and $(323,000), respectively. The Company recognized federal income tax benefit for the nine months ended September 30, 2004 due to its ability to carry-back net operating losses to 2002 for credit against federal income taxes paid with respect to such year. The net gain from the reduction in tax liability for 2004 was not subject to income tax.

Net Income

      Net income for the nine months ended September 30, 2005 was $1,332,000 or $.45 per share, compared to a net income of $1,695,000 or $.57 per share, for the nine months ended September 30, 2004.

Results for the three months ended September 30, 2005 and 2004

      Consolidated net operating revenues were $145,000 for the three months ended September 30, 2005, an increase of $45,000 or 45%, compared to $100,000 for the period ended September 30, 2004. Consolidated operating revenues by business segment for the quarter ended September 30, 2005 and 2004 were as follows (in $000):

                                2005       2004

  Environmental Svcs.           $223       $247
  Electricity Generation         145        100
  Subtotal                       368        347
  Intercompany                  (223)      (247)
  Net Operating Revenues        $145       $100

      The environmental services segment reported $223,000 of gross operating revenues for the period in 2005(prior to elimination of intercompany sales) compared to $247,000 for the period in 2004. All of the environmental services segment's revenues for the period in 2005 and 2004, were for services provided within the consolidated group, discussed below, and therefore eliminated in consolidation.

      The Company billed the Kinsley's Escrows approximately $221,000 and $238,000 for services performed during the three months ended September 30, 2005 and 2004, respectively. Such amounts are included in the amount of intercompany sales reported above, and eliminated in the calculation of net operating revenue.

      Revenues from the segment which generates electricity using methane gas as fuel were approximately $145,000 and $100,000 for the three months ended September 30, 2005 and 2004, respectively. The Company sold 1.6 kWh during the three months ended September 30, 2005 compared to 1.8 million kWh sold in the period of the prior year. The average combined rate received (per Kilowatt and capacity payment) in the current period when compared to the comparable period last year increased 69%.

Cost of Operations

      Consolidated direct operating costs for the three months ended September 30, 2005 were $61,000, an increase of $29,000 or 91%, when compared to $32,000 reported for the period in 2004. Substantially all the costs of operations related to the environmental services segment for the period in 2005 and 2004 were incurred for intercompany transactions and, therefore, eliminated in consolidation. All of the reported costs, therefore, pertain to the electricity generating segment. The increase in costs of the electricity generating segment was due primarily to increased equipment repair costs.

      Consolidated selling, general and administrative expenses for the three months ended September 30, 2005 were $272,000, a decrease of $94,000 from $366,000 reported for the period in the prior year. Components of selling, general and administrative expenses for the three months ended September 30, 2005 and 2004 were as follows:

                                        2005             2004
Legal expenses                      $  51,000        $  80,000
Other professional fees                43,000           32,000
Non-operating subsidiary expenses      11,000           17,000
All other administrative expenses     167,000          237,000
  Total                             $ 272,000        $ 366,000

       Legal expenses reported for the period in 2005 and 2004 include approximately $21,000 and $53,000, respectively, of fees for matters related to the Kin-Buc Landfill or the remediation of sites to which the Company has been named a PRP. The operating costs of the non-operating subsidiaries, consisting primarily of insurance premiums, franchise, corporate and real estate taxes, aggregated approximately $11,000 and $17,000 for the period in 2005 and 2004, respectively. The net $70,000 decrease in all other administrative expenses, from $237,000 for the period in 2004 to $167,000 for 2005, was primarily due to a decreases in personnel related expenses and the reversal of excess reserves for bad debt.

     Consolidated accretion expense recognized on the Company's asset retirement obligation for landfill post-closure costs was $102,000 and $111,000 for the three months ended September 30, 2005 and 2004, respectively.

Operating Loss

      The  Company's  consolidated operating loss for  the  three  months  ended
September 30, 2005 decreased to $290,000 from a loss of $409,000 reported for the period in 2004.

Other Income (Expense)

      Consolidated investment income was $33,000 for the three months ended September 30, 2005 versus $11,000 reported for the period in 2004.

      Consolidated investment income earned on escrow accounts dedicated to the funding of the Company's landfill post-closure costs was $82,000 and $111,000 for the three months ended September 30, 2005 and 2004, respectively.

      Consolidated interest expense was $2,000 and $1,000 for the three months ended September 30, 2005 and 2004, respectively.

      Interest expense related to income taxes payable reported for the three months ended September 30, 2004 was $13,000. Interest no longer accrues on this tax obligation as a result of the acceptance of the Company's Offer in Compromise during July 2004 as discussed below.

      Consolidated rental income for the three months ended September 30, 2005, net of related expenses, was $11,000 compared to $19,000 reported for 2004. The amount reported for the period in 2004 includes a payment in settlement of rent adjustments due from a tenant.

      Proceeds from insurance claims of $510,000 reported for the three months ended September 30, 2005 represents the proceeds received from the settlement of claims against certain of the Company's insolvent excess insurance carriers. See "Liquidity and Capital Resources - Insurance Claims for past Remediation Costs" for further discussion of this issue.

      The gain from a reduction of tax liability reported for the period ended September 30, 2004 of $2,332,000 equals the amount of the reduction in the Company's accrued income tax obligation as a result of the United States Internal Revenue Service acceptance of an Offer in Compromise presented by the Company on July 21, 2004. See "Liquidity and Capital Resources - Taxes" below for further discussion of this transaction.

      Consolidated miscellaneous income of $3,000 was reported for the three months ended September 30, 2005. Miscellaneous expense of $2,000 was reported for the period in 2004.

Income (Loss) before Income Tax Expense (Benefit)

      Consolidated income before income tax expense (benefit) was $347,000 for the three months ended September 30, 2005, compared to income of $2,048,000 for the period in 2004.

Income Tax Expense (Benefit)

      The provision for federal and state income tax expense (benefit) for the three months ended September 30, 2005 and 2004 equaled $189,000 and $(133,000), respectively. The Company recognized federal income tax benefit for the three months ended September 30, 2004 due to its ability to carry-back net operating losses to 2002 for credit against federal income taxes paid with respect to such year. The net gain from the reduction in tax liability reported for 2004 was not subject to income tax.

Net Income

      Net income for the three months ended September 30, 2005 was $158,000 or $.05 per share, compared to net income of $2,181,000 or $.73 per share, for the three months ended September 30, 2004.

Liquidity and Capital Resources

General

      The Company faces significant short-term and long-term cash requirements for (i) funding its professional and administrative costs, (ii) federal income taxes and interest as discussed below, and (iii) funding post-closure costs and other expenses associated with sites of past operations. As discussed in detail below, the Company owes the Internal Revenue Service (the "Service") approximately $1.4 million as a result of the settlement of issues before the U.S. Tax Court regarding the Company's income tax liability for the years 1980 through 1991. The Company's past participation in the waste handling, treatment and disposal industries subjects the Company to future events or changes in environmental laws or regulations, that cannot be predicted at this time, which could result in material increases in post-closure costs, and other potential liabilities that may ultimately result in costs and liabilities in excess of its available financial resources.

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

      In the event of an unfavorable resolution of claims made against the Company by the United States Environmental Protection Agency, discussed below, or should the proceeds of asset sales be insufficient to meet the Company's future cash requirements, including its tax liabilities, then, if other alternatives are unavailable at that time, the Company will be forced to consider a plan of liquidation of its remaining assets, whether through bankruptcy proceedings or otherwise.

Statement of Cash Flow

      Net cash provided by operating activities for the nine months ended September 30, 2005 equaled $2,118,000 versus a use of $755,000 reported for the period in the prior year. The primary source of cash for the period in 2005 was $3,279,000 of proceeds from claims filed against the estate of certain insolvent excess insurers. The primary use of cash in both periods was the amount paid to suppliers and employees. A significant use of cash during 2005 was the payment of $516,000 toward income taxes accrued for 2005 and toward federal income taxes due pursuant to the Company's Offer in Compromise discussed below. Payments of landfill post-closure costs related to the Kinsley's Landfill and the Mac
Landfill were $503,000 and $746,000 for the period in 2005 and 2004, respectively. The proceeds from post-closure escrow funds reported for 2005 and 2004, $483,000 and $735,000 respectively, were received from the escrow accounts dedicated to fund the post-closure costs of the Kinsley's Landfill. Post-closure costs of the Mac Landfill are funded from the Company's general funds. See Note 8 to the Company's Consolidated Financial Reports for further discussion of the Company's landfill post-closure cost obligations. Net cash flow used in investing activities equaled $1,462,000 and $1,773,000 for the period in 2005 and 2004, respectively. The funds invested in marketable securities during both periods were greater than the amount of funds utilized for operations or retained as cash equivalents. The cash flow (used in) or provided by financing activities of $(15,000) and $16,000 for the period in 2005 and 2004, respectively, represents payments toward long term debt. As a result of these activities, funds held by the Company in the form of cash and cash equivalents increased as of September 30, 2005 by $641,000 from December 31, 2004, versus a decrease of $2,512,000 for the period last year. The sum of cash, cash equivalents and marketable securities as of September 30, 2005 increased to $5,246,000 from $3,031,000 when compared to December 31, 2004.

      Working capital equaled $4,725,000 and $3,531,000 for as of September 30, 2005 and December 31, 2004, respectively, and the ratio of current assets to current liabilities was 2.7 to 1 as of September 30, 2005 and December 31, 2004.

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

      The Offer commits the Company to pay a total of $2,490,000 in satisfaction of the assessed federal income taxes and interest discussed above. A payment of $810,000 was made during October 2004, and the balance due of $1,680,000 is being paid in monthly installments over nine years as follows: (a) $18,230 per month for each of the forty-eight months beginning August 2004, and (b) $13,416 per month for each of the following sixty months beginning August 2008. As of September 30, 2005, the total of the remaining installments payable pursuant to the Offer equaled $1,425,000. The Service does not impose interest on the amounts payable pursuant to the Offer. The Company will be permitted to receive refunds of prior tax overpayments and from the carryback of losses. Should the Company default in any of the terms of the Offer, the Service may initiate suit to impose one or more remedies available to it, including the reinstatement of the total amount previously assessed and/or impose interest.

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

Post-Closure Costs

      As of September 30, 2005, the Company has accrued $9.8 million for its estimated share of post-closure costs related to two of the Company's former landfill operations; the Kinsley's Landfill and Mac Landfill. Approximately $7.9 million is held in escrow for the post-closure activities of the Kinsley's Landfill (see Notes 6 and 8 to the Company's Consolidated Financial Statements).

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

      During May, 2002 the Company and other respondents to the Administrative Orders were named as defendants to a suit filed by the Office of the United States Attorney on behalf of EPA in which EPA sought reimbursement of costs it allegedly incurred with respect to the Kin-Buc Landfill and penalties for alleged past construction delays at the site. During September 2002, the New Jersey Department of Environmental Protection and New Jersey Spill Compensation Fund filed a similar suit against the same respondents, seeking reimbursement of past costs it allegedly incurred with respect to the site and for alleged natural resource damages. During December 2004, the Company and the other respondents executed a Consent Decree which resolved these claims (see Part II, Item 1. Legal Proceedings).

      In conjunction with the 1997 settlement of the litigation related to the Kin-Buc Landfill discussed above, the Company agreed to allow SCA to claim against a portion of the proceeds, not to exceed $3.5 million, arising from the Company's litigation against its excess insurance carriers. In accordance with the terms of the 1997 settlement, $3.5 million of the proceeds from the Company's 2001 settlement with certain of the carriers was placed in escrow until the amount of such obligation is determined. A dispute regarding the calculation of the amount of such claim was submitted to arbitration for resolution. The arbitrator's award to SCA was the subject of litigation initiated by the Company in February 2004. The arbitrator's ruling was affirmed by the Court on October 31, 2005. The Company is currently evaluating an appeal of the Court's ruling. The amount held in escrow is not reflected on the Company's financial statements; therefore the Court's decision will not adversely impact the Company's financial statements.

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

Insurance Claims for Past Remediation Costs

     In February 2002, the Company consummated a settlement of litigation it had commenced in 1995 against its excess insurers who provided coverage during the period of 1965 through 1986 (the "Lloyds Suit"). The Company continues to pursue its claims against the non-settling defendants. Many of the non-settling London and London Market insurance companies are insolvent, however the estates of some of these insolvent companies have sufficient assets to make a partial contribution toward claims filed by the Company (see Part II, Item 1. Legal Proceedings). During June 2005, the Company's received proceeds of $2,710,000 on claims filed against the estates of four insolvent excess insurance carriers. Pursuant to an agreement reached in 2001 between the Company and certain members of the AT&T Group (defined below), the AT&T Group members are to receive $250,000 that is collected from the non-settling excess insurers, net of attorney fees and expenses. The Company recognized a charge in this amount in its financial statements for the period ended June 30, 2005. During July 2005, the Company received proceeds of $510,000 on claims filed against a fifth insolvent excess insurance carrier. With the July 2005 receipt, the Company has resolved claims against an excess insurer representing approximately 97% of the value assigned to the coverage provided under the policies that were the subject of the Lloyd's Suit.

   The Company initiated the Lloyds Suit to recover past remediation costs and indemnification for future costs incurred in connection with the remediation of various sites located in New Jersey, and for the defense of litigation related thereto. The defendant insurers included various Underwriters at Lloyd's, London, and London Market Insurance Companies, First State Insurance Company and International Insurance Company. The Company had assigned its claims for remediation costs incurred at a site of past operations located in Carlstadt, New Jersey to certain third-parties named as potentially responsible parties (the "AT&T Group") in conjunction with the 1995 settlement of certain litigation regarding the remediation costs for such site. The Company's share of proceeds from the Lloyd's Suit settlement agreement plus interest earned during the collection of the proceeds was approximately $13 million.

      In addition to the $3.5 million of the proceeds from the Lloyds Suit set aside for claims by SCA, as discussed above, the Company also agreed that a portion of the proceeds be paid to the law firm representing the Company in the Lloyds Suit. The law firm represents the Company in the Lloyds Suit and certain other matters pursuant to an engagement agreement that contains a fixed fee and contingent fee component. The amount of total fees due is dependent, in part, upon the outcome of the matters. The Company has paid approximately $278,000 toward such fees during 2004 and has accruals of approximately $250,000 as of September 30, 2005 and December 31, 2004 for such fees which are due at the conclusion of all matters addressed in the engagement agreement.

Assets Held for Sale

      Assets held for sale consists of approximately 60 acres of real property and structures located in Deptford, N.J. under contract for sale and is carried at a cost, net of depreciation, of $190,000 as of September 30, 2005. A building that houses certain of the Company's machinery and equipment is situated on the property. The Company entered into the contract to sell the property during May 2001 for $2.1 million. During March 2005, the Company agreed to the Purchaser's request for an additional extension of the closing date from April 2005 to December 2005 subject to definitive documentation. Negotiations continue regarding the accommodation of stormwater run-off, the Company's continued use of the building on the property post closing, and an additional extension of the closing date due to the delay in constructing a replacement facility for the Company's machinery and equipment. The sale is contingent upon, among other conditions, the buyer obtaining approval of its plans for the property from applicable local and state agencies. The buyer has been paying monthly installments that total $156,000 through September 30, 2005.

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


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                   PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

 As previously disclosed, the Company has been pursuing claims filed against its  excess  insurance  companies.  In addition, the  Company  was  named  as  a
defendant   in   litigation   related  to  two  sites  undergoing   remediation,
specifically the Kin-Buc Landfill and a site located in Carlstadt, New Jersey.

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

     Some of the Defendant Insurers are insolvent. The estates of some of these insolvent insurers have sufficient assets to make a partial contribution toward claims filed by the Company. During June 2005, the Company received approximately $2.7 million with respect to these settled claims which represents approximately 62% of the total amount of the settled claims against the four estates. The June 2005 payment pertains to claims filed against the estates of four insolvent insurers: Kingscroft Insurance Company LTD, Walbrook Insurance Company LTD, El Paso Insurance Company LTD and Mutual Reinsurance Company LTD. During July 2005, the Company received proceeds of $510,000 on claims filed against a fifth insolvent excess insurance carrier. The insurers that participated in the Lloyd's Settlement and the five insolvent insurers represent approximately 97% of the value of the coverage provided under the policies that were the subject of the Lloyd's Suit, as measured by the liability apportioned to each of the Defendant Insurers at the time of the October 2001 settlement.
Pursuant to their respective liquidation plans, the estates of the five insolvent insurers make payments toward agreed claims based upon the amount of their recovered assets and expenditures funded from such assets. The estates may elect, based upon their financial situation, to make additional distributions toward agreed claims, however there are no assurances that additional distributions will be paid. Additional claims against the five estates have been barred in accordance with their liquidation plans.

      The Company continues to pursue claims against certain excess insurance carriers that have not participated in any of the previous settlements. However, the Company cannot predict the amount of the proceeds it may eventually receive on account of such claims, if any.

     In conjunction with the 1997 settlement of the litigation related to the Kin-Buc Landfill discussed below, the Company agreed to allow SCA to claim against a portion of the proceeds, not to exceed $3.5 million, arising from the Company's litigation against its excess insurance carriers. In accordance with the terms of the 1997 settlement, $3.5 million of the proceeds from the Company's 2001 settlement with certain of the carriers was placed in escrow until the amount of such obligation is determined. A dispute regarding the calculation of the amount of such claim was submitted to arbitration for resolution. The arbitrator's award to SCA was the subject of litigation initiated by the Company in February 2004. The arbitrator's ruling was affirmed by the Court on October 31, 2005. The Company is currently evaluating an appeal of the Court's ruling. The amount held in escrow is not reflected on the Company's financial statements; therefore the Court's decision will not adversely impact the Company's financial statements.

The Kin-Buc Landfill

      On October 18, 2005 the U.S. District Court for the District of New Jersey (the "Court") entered a consent decree that Transtech together with its two wholly-owned subsidiaries Kin-Buc, Inc. ("Kin-Buc") and Filcrest Realty, Inc. ("Filcrest") had executed on December 30, 2004, which resolved the claims brought against the Company and others by EPA, the New Jersey Department of Environmental Protection and New Jersey Spill Compensation Fund regarding the Kin-Buc Landfill as set forth in the consolidated cases of United States of America; New Jersey Department of Environmental Protection; and Acting Administrator, New Jersey Spill Compensation Fund v. Chemical Waste Management, Inc.; Earthline Company; Filcrest Realty, Inc.; Anthony Gaess; Inmar Associates, Inc.; Kin-Buc, Inc.; SCA Services, Inc.; SCA Services of Passaic, Inc.; Transtech Industries, Inc.; Waste Management, Inc.; and Wastequid, Inc., Civil Action No. 02-2077 (the "Lawsuit").

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

      The documents entered by the Court on October 18, 2005 were (i) a Consent Decree executed by the Company, Inmar, the WMI Group, the U.S. Department of Justice and EPA on December 30, 2004 (the "Federal Consent Decree"), (ii) a contract (the "CLF Contract") between the Company and the Clean Land Fund ("CLF"), a third party non-profit organization, (iii) deeds transferring title (the "Deeds") to real property owned by Kin-Buc and certain real property owned by Filcrest (such Kin-Buc and Filcrest property referred herein as the "Subject Property") to CLF, (iv) conservation easements (the "Conservation Easements") granted by Kin-Buc and Filcrest with respect to the Subject Property to CLF, and
(v) a Consent Decree among the Company, Inmar, the WMI Group and the New Jersey Department of Environmental Protection and New Jersey Spill Compensation Fund also executed on December 30, 2004(the "State Consent Decree").

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

      The Company has requested a complete and detailed accounting of the actual total expenditures for the remediation work completed at the Carlstadt site from either the AT&T Group or EPA. The AT&T Group has relayed that in aggregate, $15 million has been expended in regard to the site. The Company, as stated above, together with the property owner, Inmar Associates, Inc., had previously contributed $145,000 cash and $4.1 million of proceeds from the settlement with primary insurance carriers in 1995, an additional $12.0 million from the Company's 2001 settlement with its excess insurance carriers and an additional $250,000 pledged from the claims pursued against the insolvent excess carriers discussed above, toward the remediation of the site. Such contributions total $16.4 million, plus interest earned, which the Company believes should more than satisfy its fair share due for the site. The Company has informed EPA of its intent to comply with the UAO and commence communications with the Settling Defendants' representative.

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

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  November 14, 2005    By:  /s/ Robert V. Silva
                                  Robert V. Silva, President
                                  and Chief Executive Officer
                                 (Principal Executive Officer)

                                              and


Date:  November 14, 2005    By:  /s/ Andrew J. Mayer, Jr.
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary
                                 (Principal Financial and
                                  Accounting Officer)




                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                          EXHIBIT INDEX

EXHIBIT                                                                 PAGE
  NO.                                                                    NO.

 31(a)    Certification  Pursuant to Rules 13a-14(a) and  15d-14(a)  of
          the  Securities Exchange Act of 1934 and Section 302  of  the
          Sarbanes-Oxley Act of 2002 by Chief Executive Officer        54-55

 31(b)    Certification  Pursuant to Rules 13a-14(a) and  15d-14(a)  of
          the  Securities Exchange Act of 1934 and Section 302  of  the
          Sarbanes-Oxley Act of 2002 by Chief Financial Officer        56-57

 32(a) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
          Chief Executive Officer                                      58

 32(b) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
          Chief Financial Officer                                      59