Form 10KSB
period 2005-12-31
TRANSTECH INDUSTRIES INC
filed 2006-04-03
CIK 87799

U. S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                          FORM 10-KSB
(Mark one)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2005
                                    OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    Commission file number: 000-06512

                        TRANSTECH INDUSTRIES, INC.
              (Name of small business issuer in its charter)

                    Delaware                               22-1777533
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)              Identification No.)

 200 Centennial Avenue, Suite 202, Piscataway, New Jersey      08854
      (Address of principal executive offices)              (zip code)

Issuer's telephone number:  (732) 981-0777

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:

                       Common Stock, $.50 par value
                             (Title of Class)

 Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (l) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           YES  X    NO

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No_X_

    State issuer's revenues for its most recent fiscal year: $451,000

    At March 16, 2006 the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $423,494.

    At March 16, 2006 the issuer had outstanding 2,979,190 shares of Common Stock, $.50 par value. In addition, at such date, the registrant held 1,885,750 shares of Common Stock, $.50 par value, in treasury.

                   DOCUMENTS INCORPORATED BY REFERENCE:

Annual report to security holders for the fiscal year ended December 31, 2005 is incorporated by reference into Part II of this Form 10-KSB with respect to Items 5, 6 and 7 of such Part II.

Transitional Small Business Disclosure Format (check one):
                                                     YES      NO  X

                           TRANSTECH INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2005
                              CROSS-REFERENCE SHEET
                PURSUANT TO FORM 10-KSB GENERAL INSTRUCTION E(4)

  Part/Item               Form 10-K Heading             Reference Material

      II/5       Market for Common Equity, Related        Annual Report to
              Stockholder Matters and Small           security holders
              Business Issuer Purchases of Equity     (1), page 65
              Securities

      II/6        Management's Discussion and Analysis     Annual Report to
              or Plan of Operation                    security holders
                                                     (1), pages 4 to 20


      II/7        Financial Statements                     Annual Report to
                                                     security holders
                                                     (1), pages 21 to
                                                     26



(1)  Annual Report to Stockholders, attached as Exhibit 13 to this Form 10-KSB


                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES
                        ________________

                          FORM 10-KSB
              FOR THE YEAR ENDED DECEMBER 31, 2005

                           I N D E X
                                                          Page(s)

Part I,   Item 1.   Description of Business                5 - 13

  "       Item 2.   Description of Property               14 - 15

  "       Item 3.   Legal Proceedings                     16 - 28

  "       Item 4.  Submission of Matters to a Vote
                    of Security Holders                        29

Part II,            Item 5. Market for Common Equity,
                    Related Stockholder Matters and
                    Purchases of Equity Securities             30

  "       Item 6.   Management's Discussion and
                    Analysis or Plan of Operation              30

  "       Item 7.   Financial Statements                       30

  "       Item 8.   Changes in and Disagreements
                    with Accountants on Accounting
                    and Financial Disclosure                   30

  "       Item 8A.  Controls and Procedures                    30

  "       Item 8B.  Other Information                          31

Part III, Item 9.   Directors, Executive Officers,
                    Promoters and Control Persons;
                    Compliance with Section 16(a)
                    of the Exchange Act                   32 - 34

  "       Item 10.  Executive Compensation                35 - 37

  "       Item 11.  Security Ownership of Certain
                    Beneficial Owners and Management
                    and Related Stockholder Matters       38 - 41

  "       Item 12.  Certain Relationships and Related
                    Transactions                               41

  "       Item 13.  Exhibits                                   41

  "       Item 14.  Principal Accountant Fees
                    and Services                          41 - 42

Signatures                                                     43

Exhibit Index                                             44 - 48

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

Part I, Item 1.  Description of Business.

General

     Transtech Industries, Inc. ("Transtech") was incorporated under the laws of the State of Delaware in 1965. Transtech, through its subsidiaries (Transtech and its subsidiaries collectively referred to as the "Company"), supervises and performs landfill monitoring, closure and post-closure procedures, manages methane gas recovery operations and generates electricity utilizing methane gas (see "Continuing Operations" below).

     The Company consists of the parent company, Transtech, two operating subsidiaries and 19 inactive subsidiaries. Transtech is a public holding company which manages its investments and subsidiaries. The operations of the subsidiaries include an electricity generation segment and an environmental services segment.

    At December 31, 2005, the Company employed 11 persons on a full-time basis.

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

     In addition, at December 31, 2005, the Company owes the Internal Revenue Service (the "Service") approximately $1.4 million as a result of the settlement of its issues before the US Tax Court regarding the Company's tax liability for the years 1980 through 1991.

     The Company believes it has sufficient liquid assets to sustain operations at least one year, and continues to pursue its claims against the non-settling excess insurance carriers, and the sale of certain property. However, no assurance can be given that the timing and amount of the proceeds from such sales will be sufficient to meet the cash requirements of the Company as they come due. In addition, the Company cannot ascertain whether its remaining operations and funding sources will be adequate to satisfy its future cash requirements.

Continuing Operations

      Environmental Services. The environmental services segment primarily provides landfill closure and post closure services, and installs and manages methane gas operations. The segment's gross-operating revenue for the years ended December 31, 2005 and 2004 of $870,000 and $962,000, respectively, represented approximately 66% and 73% of the Company's consolidated gross-operating revenues for 2005 and 2004, respectively. Substantially all of the environmental services segment's gross revenues for 2005 and 2004 were for services to other members of the consolidated group, and therefore eliminated in consolidation.

     The Company is continuing its efforts to expand the customer base of the environmental services segment to additional entities beyond the consolidated group. The definition of the scope, commencement and duration of one such opportunity involving the potential beneficial use of landfill gas generated at a site owned by a third-party, is on-going. There are no assurances such efforts will result in work for the Company.

     The market for services provided by the environmental services segment is limited to the landfill and remediation sites in its geographical area. The environmental services segment competes on the basis of price, experience and financial viability with numerous firms typically having operations involved in other aspects of the light and heavy construction industries.

      The Company's environmental services segment performs post-closure activities on sites previously operated by the Company's subsidiaries. Work performed on a landfill owned by the Company, the Kinsley's Landfill, is submitted for reimbursement to restricted escrow accounts established to finance the closure activities at the site (the "Kinsley's Escrows"). The Company billed the Kinsley's Escrows approximately $850,000 and $946,000 for post-closure activities during the years ended December 31, 2005 and 2004, respectively. Such amounts are eliminated in the calculation of the Company's net operating revenue. The Company has received New Jersey Department of Environmental Protection ("NJDEP") approval to begin re-grading areas of the Kinsley's Landfill. The re-grading plan calls for the use of recycled materials to fill and re-contour the areas of the mound having depressions. The cost will be funded by the Kinsley's Escrows, however, the Company intends to utilize recycled materials to the full extent possible in order to minimize the impact of the associated costs on the Kinsley's Escrows.

     Electricity Generation. Revenues from the operation which generate electricity utilizing methane gas as fuel were approximately $451,000 and $359,000 for the years ended December 31, 2005 and 2004, respectively. Such revenues represent 34% and 27% of consolidated gross operating revenues for 2005 and 2004, respectively, and 100% of consolidated net revenues for both 2005 and 2004. Methane gas is a component of the landfill gas generated by the Kinsley's Landfill located in Deptford, New Jersey.

     The electricity generating facility consists of four trailer mounted diesel/generating units ("Gen-set(s)") each capable of generating approximately 11,000 kWh/day when operating at 85% capacity. Only two of the Gen-sets are operating; the two non-operating Gen-sets require major repairs. Electricity generated is sold pursuant to a contract with a local utility. The contract with the local utility allows for a continuous interruption in electricity supply for a period of up to twelve months. Revenues are a function of the number of kilowatt hours sold, the rate received per kilowatt hour and capacity payments. The Company sold 6.0 million kWh during the year ended December 31, 2005 compared to 6.8 million kWh sold in the prior year. The average combined rate received (per Kilowatt and capacity payment) in the current period when compared to the comparable period last year increased 44%. Each of its two operating Gen-sets underwent repairs beyond customary maintenance during 2005. Engineering studies indicate the quantity of gas generated by the landfill is declining but sufficient to continue the operation of the facility for at least 7 years. Elements of the landfill gas are more corrosive to the equipment than traditional fuels, resulting in more hours dedicated to repair and maintenance than with equipment utilizing traditional fuels.

     The amount of electricity generated by the electricity generating facility is limited by a number of factors, including, but not limited to, the volume and quality of landfill gas generated by the Kinsley's Landfill, the number and capacity of Gen-sets operating, air permit limitations and the ability of the local utility to accept the electricity generated.

     Other Businesses. The other subsidiaries of the Company are inactive and hold assets consisting of cash and marketable securities, real property, inter-company receivables and contract rights.

Prior Operations

     Landfill and Waste Handling Operations. In February 1987, the landfill owned and operated by Kinsley's, the last of the three solid waste landfills previously operated by subsidiaries of the Company, reached permitted capacity and was closed. In 1976, the landfill owned and operated by Kin-Buc, Inc. ("Kin Buc") ceased accepting waste and, in 1977, the landfill operated by Mac Sanitary Land Fill, Inc. ("Mac") was closed. Kinsley's has future obligations for post-closure costs with respect to the Kinsley's Landfill, which it owns and operated, as does Mac for the MAC Landfill, which it operated on real property leased from others. Pursuant to certain federal and state environmental laws, these subsidiaries continue to be responsible for maintenance and monitoring activities associated with the post-closure activities of two of these landfills. These activities involve the final cover maintenance, methane gas control, leachate management and groundwater monitoring, surface water monitoring and control, and other operational and maintenance activities that occur after the site ceases to accept waste. The post-closure period generally runs for up to 30 years after final site closure for municipal solid waste landfills. Obligations associated with monitoring and controlling methane gas migration and emissions are set forth in applicable landfill permits and these requirements are based upon the provisions of the Clean Air Act of 1970, as amended. The Company's personnel perform the majority of the services required for its post-closure obligations.

     The Company has accrued post-closure costs for Kinsley's Landfill and Mac Landfill. The Company's accruals for post-closure activities equal the present value of the estimated future post-closure costs related to a site determined in accordance with Statement of Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". The Company's estimates of costs to discharge asset retirement obligations for landfills are developed in today's dollars. The estimated costs are inflated to the expected time of payment and then discounted back to present value. The estimated costs in current dollars were inflated to the expected time of payment using an inflation rate of 2.5%, and the inflated costs were discounted to present value using a credit-adjusted, risk-free discount rate of 4.5%. Such estimates require a number of assumptions, and therefore may differ from the ultimate outcome. Litigation and administrative costs associated with a site are expensed as incurred. Funds held in certain restricted escrow accounts are dedicated to post-closure activities of Kinsley's Landfill. Post-closure costs of the Mac Landfill are funded from the Company's operating cash flow. The post-closure costs of the Kin-Buc landfill are discussed below.

    At December 31, 2005, the Company has accrued approximately $9.7 million for the estimated post-closure costs of the Kinsley's Landfill and Mac Landfill. Approximately $7.7 million was held in an escrow maintained by trustees for post -closure activities at Kinsley's landfill as of December 31, 2005.

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

     The Kin-Buc Landfill, located in Edison, New Jersey, was placed on the National Priorities List in 1983. The Kin-Buc Landfill was operated by Kin-Buc through August 1975 on property both owned and leased by Kin-Buc. From September 1975 until the landfill ceased operations in November 1977, the landfill was managed by Earthline Company ("Earthline"), a partnership formed by Wastequid, Inc. ("Wastequid"), then a wholly-owned subsidiary of the Company, and Chemical Waste Management of New Jersey, Inc. ("CWMNJ"), a wholly-owned subsidiary of SCA Services, Inc. ("SCA") and an affiliate of Waste Management, Inc. ("WMI"). Remediation of the Kin-Buc Landfill and certain neighboring areas was performed pursuant to Administrative Orders (the "Orders") issued by the United States Environmental Protection Agency ("EPA") in September 1990 and November 1992 to 12 respondents: the Company, Kin-Buc, Earthline, Wastequid, CWMNJ, SCA, Chemical Waste Management, Inc. (an affiliate of WMI), Filcrest Realty, Inc. (a wholly-owned subsidiary of the Company) ("Filcrest"), Marvin H. Mahan (a former director, officer and former principal shareholder of the Company), Inmar Associates, Inc. (a company owned and controlled by Marvin H. Mahan)("Inmar"), Robert Meagher (a former director and officer of the Company and Inmar) ("Meagher") and Anthony Gaess (a former director and officer of SCA) ("Gaess").

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

     The Company had spent in excess of $19.5 million on the remediation of the Kin-Buc Landfill and on correlative actions as a result of the remediation effort. The construction at Kin-Buc Landfill since July 1994 has been financed in part with funds provided by SCA and in part with funds provided from negotiated settlements with certain parties to a suit that the Company initiated in June 1990 in the United States District Court for the District of New Jersey against approximately 450 generators and transporters of waste disposed of at the site for the purpose of obtaining contribution toward the cost of remediation (the "1990 Action"). The Company's cause of action against these parties arises under certain provisions of the Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), which imposes joint and several liability for the remediation of certain sites upon persons responsible for the generation, transportation and disposal of wastes at such sites.

      Kinsley's. Kinsley's Landfill, Inc. ("Kinsley's"), a wholly-owned subsidiary of the Company, ceased accepting solid waste at its landfill in Deptford Township, New Jersey on February 6, 1987 and commenced closure of that facility at that time. The Company's Environmental Services Segment currently performs the post-closure maintenance required at the site. At December 31, 2005, Kinsley's has accrued $9,706,000 for post-closure care of this facility, of which $7,680,000 is held in escrow account. The accrual of December 31, 2005 is based upon estimated maintenance costs of the site's containment systems through the year 2017. The Company billed such escrows approximately $850,000 and $946,000 in 2005 and 2004, respectively, for post-closure activities conducted at the site.

    Mac. Mac Sanitary Land Fill, Inc. ("Mac"), a wholly-owned subsidiary of the Company, operated a landfill in Deptford Township, New Jersey that ceased operations in 1977. The closure of this facility has been completed. The Company's Environmental Services Segment currently performs the post-closure maintenance required at the site as well. The costs of post-closure maintenance and monitoring of the facility are funded by the Company and were approximately $20,000 and $17,000 for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, the Company has an accrual of $40,000 for the costs of continuing post-closure care and monitoring at the facility. The accrual as of December 31, 2005 is based upon the present value of the estimated maintenance costs of the site's containment systems through the year 2007.

     Carlstadt. The site, also known as the Scientific Chemical Processing ("SCP") Superfund Site, includes 5.9 acre property located at 216 Paterson Plank Road, in the Borough of Carlstadt, Bergen County New Jersey. Throughout the late 1960s and 1970s Inmar Associates, Inc. or its predecessor corporations held title to some or all of the SCP site. The Company had operated a solvents recovery facility at the site, and ceased operations there in 1970.

     On September 1, 1983, the SCP site was listed on the National Priorities List. On May 17, 1985, EPA issued notice letters to approximately 140 Potentially Responsible Parties ("PRPs") offering them the opportunity to undertake a Remedial Investigation/Feasibility Study ("RI/FS") at the SCP site. On September 30, 1985, EPA and a group of 108 PRPs entered into an Administrative Order on Consent (Index No. II-CERCLA-50114) for the performance of the RI/FS at the SCP site under EPA's oversight. On October 23, 1985, a group of 31 PRPs were issued a Unilateral Order (Index No. II-CERCLA-60102) which mandated that they fully participate in the efforts of, and cooperate with, those parties who entered the Administrative Order on Consent with EPA for performance of the RI/FS.

     On September 14, 1990, EPA issued a Record of Decision selecting an interim remedy for the first operable unit ("OU1") of the remedy at the SCP site. OU1 included installation of a slurry wall, installation of a shallow groundwater extraction system, off-site disposal of the collected groundwater, and operation and maintenance of the interim remedy. On September 28, 1990, EPA issued a Unilateral Order (Index No. II-CERCLA-00116) to 43 respondents, including the Company, requiring them to perform the OU1 remedy. The construction of the OU1 remedy was completed in June 1992.

    On August 12, 2002, EPA issued a Record of Decision selecting the remedy for the second operable unit ("OU2") at the SCP site. OU2 involves the remediation of a sludge area of approximately 4,000 square feet at the SCP site and the capping of the entire area circumscribed by the existing slurry wall at the SCP site. During September and November 2002, EPA notified a group of 81 parties, including the Company, of their potential responsibility regarding the implementation of OU2 and the reimbursement of EPA for its alleged costs. See
Part I, Item 3. - Legal Proceedings for further discussion of matters regarding the Carlstadt site.

Berry's Creek

    The Company was one of 158 recipients of a Notice of Potential Liability and Request to Perform Remedial Investigation/Feasibility Study (the "Notice"), dated March 9, 2006, and issued by EPA regarding the contamination of the Berry's Creek Study Area (the "Creek Area") located in Bergen County, N.J. A tributary adjacent to the SCP Site in Carlstadt, N.J. flows into Berry's Creek. The Creek Area includes the approximately seven miles long water body known as Berry's Creek, a canal, all tributaries to Berry's Creek and related wetlands. Tidal areas of the river into which Berry's Creek empties is also subject of the Notice. Each recipient of the Notice is a potentially responsible party under CERLA, and may be held liable for the cleanup of the Creek Area and costs EPA has incurred with regard to the Creek Area. Since the investigation and feasibility study regarding the scope of the remediation of the Creek Area is ongoing, and no discovery has taken place concerning allegations against the Company, it is not possible to estimate the Company's ultimate liability with respect to the Creek Area. See Part I, Item 3. - Legal Proceedings for further discussion of matters regarding Berry's Creek.

Discontinued Operations

    Valve Manufacturing Segment. On March 1, 1996, a wholly-owned subsidiary of the Company sold all of the issued and outstanding stock of its subsidiary, the Hunt Valve Company, Inc. A portion of the net cash proceeds was placed in an interest bearing escrow account to secure the Company's indemnification obligations to the buyer under the purchase agreement. No indemnification claims have been asserted. The escrowed funds with accrued interest income equal $123,000 as of December 31, 2004, and were released to the Company during the second quarter of 2005.


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

     6. The Company leases 2,499 square feet for use as its principal executive offices in Piscataway, New Jersey pursuant to a lease initiated in February
1992. The lease was extended by amendment dated as of January 31, 2005. Monthly rent and utility reimbursement equals $3,540 for January 2005 through June 2005; $365 for July 2005; $3,418 August 2005 through January 31, 2007;
$3,621  February  1,  2007  through January 31, 2009; $3,724  February  1,  2009 through the lease expiration on March 31, 2010. The lease payment is subject to adjustment increases in specified costs borne by the landlord. The Company may terminate the lease subsequent to February 27, 2008, provided the Company, among other requirements, gives 180 days notice and reimburses the landlord for un-amortized leasehold improvement costs and brokerage fees.

     7. In December 2004 the Company entered into a one-year lease, renewable annually, for a 120 sq. ft. office in Sarasota, Florida. The monthly rent and related charges equal approximately $1,100 per month.

Part I, Item 3.  Legal Proceedings.

Insurance Claims for Past Remediation Costs

          During 1995, Transtech and its wholly-owned subsidiaries Kin-Buc, Inc. and Filcrest Realty, Inc. commenced suit in the Superior Court of New Jersey, Middlesex County, entitled Transtech Industries, Inc. et. al v. Certain
Underwriters at Lloyds et al., Docket No. MSX-L-10827-95 to obtain indemnification from its excess insurers who provided coverage during the period 1965 through 1986 against costs incurred in connection with the remediation of sites in New Jersey (the "Lloyds Suit"). The defendant insurers included various London and London Market insurance companies, First State Insurance Company and International Insurance Company collectively referred herein as "Defendant Insurers".

     During June 1999, August 1999 and July 2000 the Company settled claims against the First State Insurance Company, International Insurance Company and the estate of an insolvent excess insurer, respectively. The settlements provided payments to the Company totaling $302,500.

      The Company had assigned its claims for remediation costs incurred at a site of past operations located in Carlstadt, New Jersey to certain third-parties (the "AT&T Group") in conjunction with the September 1995 settlement of certain litigation related to such site (see "The Carlstadt Site" below). Subsequent to executing the September 1995 settlement, certain members of the AT&T Group conveyed their rights under such settlement to other members of the AT&T Group (the "Cooperating PRP Group"). During 1998, the Company and the Cooperating PRP Group agreed to cooperate in the pursuit of their respective excess insurance claims addressed in the Lloyd's Suit.

      The Company and the Cooperating PRP Group agreed to an allocation of the proceeds from the Lloyds Suit that provided the Company 52% of the proceeds to be received from the settling excess insurers, plus all of the interest earned on both the Company's and Cooperating PRP Group's portion of the settlement proceeds while such proceeds were collected and held in escrow pending consummation of the settlement. The Company also agreed to pursue non-settling excess insurers and that the Cooperating PRP Group shall receive the first $250,000 collected from the non-settling excess insurers, less attorney fees and expenses, and the Company shall retain the balance of amounts recovered, if any.

    During October 2001 the Company and the Cooperating PRP Group entered into a settlement agreement with certain Defendant Insurers (certain Underwriters at Lloyd's, London, and certain London Market Insurance Companies (the "London Market Insurers")) (the "October 2001 Settlement Agreement"). The October 2001 Settlement Agreement was consummated during February 2002, when London Market Insurers representing approximately 84.7% of the value assigned to the subject policies paid their allocated portion of the settlement amount. The Company's share of the October 2001 Settlement Agreement proceeds and interest earned during the collection of the proceeds was approximately $13,013,000 of which
$9,513,000 was reported in the other income section of the Company's Consolidated Statement of Operations for the year ended December 31, 2002, net of related costs, and $3,500,000 was placed in escrow pending the outcome of litigation regarding the arbitration with SCA Services, Inc. discussed below.

      The October 2001 Settlement Agreement is intended to be, a full and final settlement that releases and terminates all rights, obligations and liabilities of participating London Market Insurers, the Company and the Cooperating PRP Group with respect to the subject insurance policies.

     Some of the Defendant Insurers are insolvent. The estates of some of these insolvent insurers have sufficient assets to make a partial contribution toward claims filed by the Company. Pursuant to their respective liquidation plans, the estates of insolvent insurers make payments toward agreed claims based upon the amount of their recovered assets and expenditures funded from such assets. The estates may elect, based upon their financial situation, to make additional distributions toward agreed claims, however there are no assurances that distributions will be paid. During June 2005 and December 2005, the Company received payment of $2,710,000 and $1,294,000, respectively, with respect to settled claims against the estates of four insolvent insurers. The four insolvent insurers are: Kingscroft Insurance Company LTD, Walbrook Insurance Company LTD, El Paso Insurance Company LTD and Mutual Reinsurance Company LTD. The total of the two payments, $4,004,000, represents approximately 92% of the total amount of the settled claims against the four estates. During July 2005, the Company received a payment of $510,000 towards the claims filed against a fifth insolvent excess insurance carrier.

    The insurers that participated in the Lloyd's Settlement, the three insurers that settled in 1999 and 2000, and the five insolvent insurers represent approximately 97% of the value of the coverage provided under the policies that were the subject of the Lloyd's Suit, as measured by the liability apportioned to each of the Defendant Insurers at the time of the October 2001 settlement. Additional claims against the five estates have been barred in accordance with their liquidation plans.

     The Company continues to pursue claims against certain excess insurance carriers that have not participated in any of the previous settlements. However, the Company cannot predict the amount of the proceeds it may eventually receive on account of such claims, if any.

Federal Tax Liabilities

     In 1991, the Internal Revenue Service (the "Service") asserted numerous adjustments to the tax liability of the Company and its subsidiaries for tax years 1980 through 1988, along with interest and penalties thereon. In 1993, after  the  conclusion  of  administrative proceedings,  the  Service  issued  a deficiency notice to the Company asserting adjustments to income of $33.3 million and a corresponding deficiency in federal income taxes of approximately $13.5 million, as well as penalties of $2.5 million and interest on the asserted deficiency and penalties. In addition, the Service challenged the carry-back of losses incurred by the Company in taxable years 1989 through 1991, thereby bringing those years, which had been the subject of an ongoing audit, into the deficiency notice. On February 9, 1994, the Company filed a petition with the Tax Court contesting many of the proposed adjustments asserted in the deficiency notice entitled Transtech Industries, Inc. v. Commissioner of Internal Revenue Service. On June 5, 1995, August 14, 1995, March 7, 1996, July 31, 1996,
January 22, 1998 and December 21, 1998, respectively, the Company and the Service executed a stipulation of partial settlement, first, second and third revised stipulations of partial settlement and a supplement and second supplement to the third revised stipulation of partial settlement. These settlements resolved all of the adjustments asserted in the deficiency notice. The settlements were approved by the Congressional Joint Committee on Taxation during April 2000. The Litigation was concluded during October 2000 and assessments issued during the first quarter of 2001.

    During March 2001, the Company filed an Offer in Compromise with the Service which requested a reduction in the amount due and permission to pay the reduced obligation in installments. This initial offer was rejected by the Service, and during March 2002 the Company appealed the Service's rejection of its offer. In April 2004 the Company submitted a revised offer and in June 2004 it submitted an amendment to the revised offer (the "Offer"). The Service accepted the Offer by letter dated July 21, 2004 (see Note 7 to the Company's Consolidated Financial Statements).

The Kin-Buc Landfill

     On December 30, 2004, Transtech together with its two wholly-owned subsidiaries Kin-Buc, Inc. ("Kin-Buc") and Filcrest Realty, Inc. ("Filcrest") executed consent decrees which resolved the claims brought against the Company and others by EPA, the New Jersey Department of Environmental Protection and New Jersey Spill Compensation Fund regarding the Kin-Buc Landfill as set forth in the consolidated cases of United States of America; New Jersey Department of Environmental Protection; and Acting Administrator, New Jersey Spill Compensation Fund v. Chemical Waste Management, Inc.; Earthline Company; Filcrest Realty, Inc.; Anthony Gaess; Inmar Associates, Inc.; Kin-Buc, Inc.; SCA Services, Inc.; SCA Services of Passaic, Inc.; Transtech Industries, Inc.; Waste Management, Inc.; and Wastequid, Inc., Civil Action No. 02-2077 (the "Lawsuit") before the U.S. District Court for the District of New Jersey (the "Court"). The Court entered the consent decrees on October 18, 2005.

     The Kin-Buc Landfill and certain neighboring property, including parcels owned by Filcrest and other third parties, are undergoing remediation pursuant to Administrative Orders issued by EPA in September 1990 and November 1992 (the "Orders") to the Company, and other responsible parties, including Inmar Associates, Inc. ("Inmar") and affiliates of Waste Management, Inc. ("WMI"). Inmar is controlled by Marvin H. Mahan, a former principal shareholder and former officer and director of the Company, and leased real property upon which the landfill is situated to the Company.

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

    During September 2002, the New Jersey Department of Environmental Protection and New Jersey Spill Compensation Fund (together referred herein as the "NJ Agencies") filed a similar suit against the same respondents, entitled New Jersey Department of Environmental Protection, and Acting Administrator, New Jersey Spill Compensation Fund v. Chemical Waste Management, Inc. et. al. in the United States District Court, District of New Jersey (Case No. 02CV 4610 (DMC)), that sought reimbursement of unspecified past costs allegedly incurred with respect to the Kin-Buc Landfill and for unspecified alleged Natural Resource Damages. This suit was consolidated with the EPA suit brought in May 2002 discussed above and then stayed pending the outcome of mediation.

    The WMI Group had agreed to indemnify the Company against EPA and New Jersey Agencies claims for past response costs and Natural Resource Damages pursuant to the terms of a 1997 Settlement Agreement (discussed below). However, the terms of the 1997 Settlement Agreement did not provide the Company with complete indemnification against the penalties sought by EPA in this action.

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

     The Federal Consent Decree resolved the claims of EPA as alleged in the Lawsuit. EPA agreed to accept a $2,625,000 cash payment, plus interest from November 8, 2004, from the WMI Group in satisfaction of EPA's claims for past response costs against all defendants, including the Company. EPA agreed to resolve its claim for penalties in exchange for a cash payment of $100,000, plus interest from November 8, 2004, of which approximately $35,000 was paid by the Company, plus additional consideration consisting of (a) the implementation by the Company of an Open Space Preservation Project through the granting of the Conservation Easements on the Subject Property to CLF, thereby preserving the Subject Property as open space in perpetuity, and through the execution of the Deeds thereby transferring title of the Subject Property to CLF, (b) the commitment by the Company, through CLF as its agent, to develop and implement a Wetlands Restoration and Land Management Project, described below, for parcels of the Subject Property together with, if possible, certain neighboring properties owned or leased by third parties all in accordance with the Federal Consent Decree, and (c) an initial payment of $108,000 to CLF to fund its work related to (a) and (b) above, of which the Company paid $68,000 in December 2004, pursuant to the CLF Contract. An additional $15,000 shall be paid to CLF, $5,000 of which shall be paid by the Company, if certain events transpire.

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

     The Wetlands Restoration and Land Management Project is to be accomplished through the implementation of an Open Space Land Management Plan, Wetlands Restoration Plan, an Initial Financing Plan and Final Financing Plan (collectively referred herein as the "Plans") that are to be developed and implemented by CLF pursuant to the CLF Contract and in accordance with a statement of work embodied in the Federal Consent Decree. The objective of the Plans is to identify, restore, maintain and make self-sustaining all historic and current wetlands on certain parcels of the Subject Property, and to the extent possible, certain neighboring property held or leased by third parties, and ensure that such properties are preserved in perpetuity as open space and managed in accordance with the terms of the Federal Consent Decree.

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

      As previously reported, in 1990, Transtech, Kin-Buc and Filcrest commenced a suit in the United States District Court for the District of New Jersey
entitled Transtech Industries, Inc. et al. v. A&Z Septic Clean et al. (Civil Action No. 2-90-2578(HAA)) (the "Kin-Buc Cost Recovery Action") against non-municipal generators and transporters of hazardous waste disposed of at the Kin-Buc Landfill (the "PRPs") for contribution towards the cost of remediating the Kin-Buc Landfill. On December 23, 1997, the Company entered into four agreements which settled this suit, earlier suits and derivative lawsuits all related to the allocation of costs of remediation. One of the December 23, 1997 agreements provided SCA's Parties commitment to defend and indemnify the Company from certain future liability for and in connection with the remediation of the site.

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

      The  SCA  Parties  shall also defend and indemnify the  Company  from  and against all claims, demands and causes of action (including toxic tort and similar claims and causes of action), and all liability, loss, cost and expense (including reasonable attorneys' fees), which have been, or hereafter may be made, brought, suffered or incurred by the Company arising from environmental conditions at, or related to, the Kin-Buc Landfill or any portion thereof, or the remediation and maintenance of the Kin-Buc Landfill. Nothing contained herein shall be deemed to obligate the SCA Parties to reimburse the Company for
(i) response costs paid by the Company on or before the effective date of the 1997 Agreement, or (ii) attorney's fees, disbursements or other costs and expenses arising from the Company' prosecution, defense or settlement of the Kin Buc Cost Recovery Action or the derivative suits paid or incurred by the Company on or before the effective date of the 1997 Agreement.

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

      In conjunction with the 1997 settlement of the litigation related to the Kin-Buc Landfill discussed above, the Company agreed to allow SCA to claim against a portion of the proceeds, arising from its lawsuit against its excess insurance carriers, discussed above. The maximum amount which could be found to be payable to SCA from the Lloyds Suit settlement proceeds, $3.5 million, was placed directly into escrow until the amount of such obligation is determined in accordance with the terms of the 1997 settlement. A calculation of the amount due pursuant to the 1997 Agreement was presented to SCA during March 2002. SCA subsequently notified the Company of its objection to values utilized in that calculation, contending it was owed $3.5 million. Unable to resolve the disputed issues, during August 2002 the Company and SCA submitted the dispute regarding the amount due to binding arbitration for resolution in accordance with the terms of the 1997 Agreement. On February 6, 2004 the arbitrator issued the final of three rulings, finding in favor of SCA awarding it $3.5 million.

      The Company commenced two separate actions during February 2004 to either vacate or modify the arbitrator's award. The first action entailed the filing of a civil complaint in the United States District Court for the District of New Jersey, entitled Transtech Industries, Inc. v. SC Holdings, Inc.. SC Holdings, Inc. is the alleged corporate successor to SCA. The second action was the filing of a motion under the Kin-Buc Cost Recovery Action (the existing case in the United States District Court for the District of New Jersey) under which claims related to the 1997 Agreement had been addressed. On February 17, 2004 SC Holdings, Inc. filed a complaint against the Company in the Supreme Court of New Jersey, Law Division, Middlesex County entitled SC Holdings, Inc. f/k/a SCA Services, Inc. v. Transtech Industries, Inc. (Docket No. L-1214-04). SCA sought the Court's confirmation of the arbitrator's award and a judgment in favor of SCA of $3.5 million. During April 2004, the Company and SC Holdings, Inc. agreed to be bound by the decisions and final unappealable orders rendered in the Kin-Buc Cost Recovery Action. Accordingly, SC Holdings, Inc. agreed to dismiss the suit initiated in Middlesex County and the Company agreed to dismiss the suit initiated with the United States District Court against SC Holdings, Inc.

      The arbitrator's ruling was affirmed by the District Court on October 28, 2005. In December, 2005 the Company filed an appeal of the District Court's ruling with the United States Court of Appeals for the Third Circuit (No. 05-
5246). The Company cannot predict the outcome of the appeal. The amount held in escrow is not reflected on the Company's financial statements; therefore the Appeal Court's decision will not adversely impact the Company's financial statements. The Company will recognize income equal to the amount of the escrow remaining after payment of amounts due SCA in the period such funds are released from escrow.

The Carlstadt SCP Site

      Transtech was one of 43 respondents to a September 1990 Administrative Order of EPA concerning the implementation of interim environmental remediation measures at a site in Carlstadt, New Jersey owned by Inmar and allegedly operated by Transtech as a solvents recovery plant for approximately five years ending in 1970. The site is known as the Scientific Chemical Processing Superfund Site (the "SCP Site").

      In 1988, Transtech, Inmar and Marvin H. Mahan were sued in a civil action in the United States District Court for the District of New Jersey entitled AT&T Technologies, Inc. et al. v. Transtech Industries, Inc. et al. v. Allstate Insurance Company et al. (the "AT&T Suit") by a group of generators of waste (the "AT&T Group") alleging, among other things, that the primary responsibility for the clean-up and remediation of the SCP Site rests with Transtech, Inmar and Marvin H. Mahan, individually.

      In September 1995, the Court approved a settlement of the AT&T Suit among Transtech, Inmar, Marvin H. Mahan, the AT&T Group and other generators and transporters of waste handled at the SCP Site who had contributed to the costs of the remediation of the site. Pursuant to such settlement, Transtech, Inmar and Marvin H. Mahan agreed to (i) pay $4.1 million of proceeds from settlements with primary insurers of a coverage action brought by the Company and Inmar against their primary and excess insurers, (ii) pay an additional $145,000 ($72,500 from Transtech and $72,500 from Inmar and Marvin H. Mahan), and (iii) assign their SCP Site-related insurance claims against excess insurers (see "Insurance Claims for Past Remediation Costs" above) in exchange for a complete release from these parties of all liability arising from or on account of environmental contamination at the SCP Site and the parties' remediation of the same. The payments described above were made into accounts established by the AT&T Group.

     Notwithstanding the September 1995 settlement, the Company may have liability in connection with the SCP Site to EPA for its costs of overseeing the remediation of the site, and to parties who had not contributed to the remediation at the time the settlement was approved but who may later choose to do so.

      During September 2002, EPA issued a notice of potential liability and of consent decree violations to potentially responsible parties regarding the SCP Site. On November 12, 2004 an Unilateral Administrative Order (the "UAO") was issued by EPA naming fifteen companies, including the Company, as respondents. The UAO requires the respondents to "make best efforts to cooperate and coordinate with Settling Defendants" who are in the process of implementing the response actions required under the UAO. The Settling Defendants is a group of 69 PRPs that have entered into a Consent Decree that requires the implementation of the same response actions as the UAO. The response actions include the design and implementation of the remedy selected for the second operable unit ("OU2") at the SCP Site, reimburse the United States for certain past costs allegedly incurred at the SCP Site, and make payment of certain future response costs that may be incurred in connection with the implementation of the OU2 remedy. The "best efforts to cooperate and coordinate with Settling Defendants" includes the requirement to negotiate with the Settling Defendants as either to the amount of work required under the UAO the Company will be willing to assume or the amount of the cash contribution the Company is willing to make toward the implementation of the UAO. The EPA estimated the present value of the selected remedy is $7.5 million which includes capital cost of $4.7 million plus annual O&M costs of $180,000 per annum.

    The Company requested a complete and detailed accounting of the actual total expenditures for the remediation work completed at the SCP Site from the AT&T
Group. The AT&T Group has relayed that in aggregate, $15 million has been expended in regard to the site. The Company, as stated above, together with the property owner, Inmar Associates, Inc., had contributed $145,000 cash and $4.1 million of proceeds from the settlement with primary insurance carriers in 1995, an additional $12.0 million from the Company's 2001 settlement with its excess insurance carriers and an additional $250,000 in 2005 from the claims being pursued against the insolvent excess carriers, toward the remediation of the SCP Site. Such contributions total $16.4 million, plus interest earned, which the Company believes should more than satisfy the share of remediation costs which may be found attributable to the Company for the SCP Site. The Company has informed EPA of its intent to comply with the UAO and cooperate and coordinate with the Settling Defendants' representative.

Berry's Creek

    The Company was one of 158 recipients of a Notice of Potential Liability and Request to Perform Remedial Investigation/Feasibility Study (the "Notice"), dated March 9, 2006, and issued by EPA regarding the contamination of the Berry's Creek Study Area (the "Creek Area") located in Bergen County, N.J. A tributary adjacent to the SCP Site in Carlstadt, N.J. flows into Berry's Creek. The Creek Area includes the approximately seven miles long water body known as Berry's Creek, a canal, all tributaries to Berry's Creek and related wetlands. Tidal areas of the river into which Berry's Creek empties is also subject of the Notice. Each recipient of the Notice is a potentially responsible party under CERLA, and may be held liable for the cleanup of the Creek Area and costs EPA has incurred with regard to the Creek Area. Since the investigation and feasibility study regarding the scope of the remediation of the Creek Area is ongoing, and no discovery has taken place concerning allegations against the Company, it is not possible to estimate the Company's ultimate liability, if any, with respect to the Creek Area.

     In a related matter, as previously reported, in October 1989, the Company was one of approximately 30 initial defendants sued in an action entitled Morton International, Inc. v. American Cyanamid, et al., Civil Action No.89-4290(NHP), filed in the United States District Court for the District of New Jersey, for contribution toward the cost of remediation of the Ventron/Velsicol Site and
Creek Area. The plaintiff and other parties who had been ordered to remediate the Ventron/Velsicol Site (a 40 acre parcel) and the Creek Area, alleged that the Creek Area was contaminated, in part, by the Company's operations at the SCP Site. Shortly after the institution of suit, the plaintiff began negotiating with the governmental entities which ordered the remediation of the Ventron/Velsicol Site and Creek Area, as to the scope of remediation and, pending those negotiations, had stayed the suit. In August 1996, two actions filed in the United States District Court for the District of New Jersey entitled Morton International, Inc. v. A.E. Stanley Manufacturing Co., et al. Civil Action No.96-3609(NHP)and Velsicol Chemical Corporation, et al. v. A.E. Staley Manufacturing Co., et al. Civil Action No.96-3610 (NHP) reinstituted claims against the Company. Shortly thereafter the plaintiffs agreed to sever, stay and administratively terminate claims against those defendants, including the Company, who were named in the suits due solely to claims of alleged contamination to portions of the Creek Area beyond the Ventron/Velsicol Site.

The Tang Site

     During November, 2001 the United States Department of Justice on behalf of EPA, filed suit against Transtech Industries, Inc. (the "Company"), entitled United States of America v. Transtech Industries, Inc., in the United States District Court, District of New Jersey (Case No. 01-5398 (WGB)), regarding a site owned by Tang Realty, Inc. ("Tang") located in Piscataway, New Jersey (the "Site"). EPA asserted claims under Section 107 of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") for the recovery of certain response costs associated with the site of $2.9 million (the "Response Costs"). EPA alleged that the Company is the corporate successor to the former operator at the Site, Chemsol, Inc., and had continued Chemsol's operations at the Site. The Company contested the allegations regarding successorship, and the extent of operations it may have conducted at the Site. Tang is a corporation controlled by Marvin H. Mahan, a former director and officer, and former principal shareholder of the Company. Mr. Mahan also controlled Chemsol, Inc. Tang and Mr. Mahan, individually, were named as defendants in a suit brought by EPA in 2000 seeking contribution toward such unallocated remediation costs. EPA's suits against the Company, and Mr. Mahan and Tang were consolidated and then stayed pending the outcome of settlement discussions.

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

     The Defendants agreed to pay $150,000 toward reimbursement of the Response Costs. The Company paid $100,000 toward such reimbursement; Mr. Mahan and Tang paid the remaining $50,000. Mr. Mahan and Tang also agreed to market and sell the real property owned by them upon which the Site is situated, and certain lots adjoining the Site, to an EPA approved entity, and to convey the net sales proceeds from such sale(s) to EPA for application toward the Response Costs. Net sales proceeds have been defined as gross proceeds from the sale less applicable income and other taxes due from the sale, and any real estate taxes owed on the property. Mr. Mahan and Tang also agreed to establish an escrow account in the amount of $50,000 to fund the expenses incurred for the marketing and transfer of all of the property. Any balance remaining in the escrow upon completion of the sale of all of the property will be applied to the Response Costs. In exchange, EPA agreed not to sue or take administrative action against the Defendants pursuant to Sections 106 and 107(a) of CERCLA with respect to the Site, once the obligations of the Defendants stipulated in the Consent Decree are satisfied.

General

      With respect to the ongoing matters described above, the Company is unable to predict the outcome of these claims or reasonably estimate a range of possible loss given the current status of the claims. However, the Company believes it has valid defenses to these matters and intends to contest the charges vigorously.

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


Part I, Item 4.  Submission of Matters to a Vote of
                 Security Holders.

    No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 2005.

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

    None.


                            PART III

Part III, Item 9.  Directors, Executive Officers, Promoters
                   and Control Persons; Compliance with Section
                   16(a) of the Securities Exchange Act.

Directors and Executive Officers of the Company

     Robert V. Silva (62) - President and Chief Executive Officer and a director of the Company from April 1991 and Chairman of the Board of Directors from November 1991. Mr. Silva served as a consultant to the Company from December 1990 until his appointment in April 1991 as an officer of the Company. Mr. Silva was employed from September 1987 to December 1990 as Executive Vice President of Kenmare Capital Corp. ("Kenmare"), an investment firm, and provided financial and management consulting services to companies acquired by Kenmare's affiliates. In connection with such financial and management services, Mr. Silva served as Vice President and a Director of Old American Holdings, Inc. and its subsidiary from 1988 to 1990, and Vice President and a Director of Compact Video Group, Inc. and its subsidiaries from 1988 to 1991 and of Manhattan Transfer/Edit, Inc. from 1989 to 1991. Mr. Silva also served as a Director of General Textiles from 1989 to 1991. From June 1985 to September 1987, Mr. Silva served as Vice President of, and provided management consulting services to, The Thompson Company, a private investment firm controlled by the Thompson family of Dallas, Texas. Mr. Silva served as Chairman and Chief Executive Officer of Hunt Valve Company, Inc., a former subsidiary of the Company, from March 1, 1996 to his resignation effective January 1, 1997, and as a Director of Hunt from March 1996 to August 1998. Mr. Silva also served as Vice President and a Director of ValveCo Inc., the entity which acquired Hunt, from October 10, 1995 to his resignation effective January 1, 1997, and was a stockholder in ValveCo Inc.
from March 1, 1996 through August 1998. From September 1996 to February 14, 1997, Mr. Silva served as a Director of Hunt's subsidiary, Hunt SECO Engineering, Ltd. and its subsidiaries. Mr. Silva is also the principal of Robert V. Silva and Company, LLC., a private investment firm. Mr. Silva served as Chairman and Chief Executive Officer of Fab-Tech Industries of Brevard, Inc. from September 1998 through November 1, 2000 and March 31, 2000, respectively. He continued to serve as a Director of Fab-Tech until his resignation in September 2002. Mr. Silva also served as a Director of Indesco International, Inc. from October 2000 through February 2002. Mr. Silva's former wife is the sister-in-law of Gary Mahan, the son of Marvin H. Mahan and Ingrid T. Mahan. In 2002, Mr. Silva was subjected to a summary proceeding under New Jersey's Domestic Violence Act. The domestic court concluded that he had violated the Act. Mr. Silva flatly denied the allegations which formed the basis of the complaint. Mr. Silva filed an appeal of the finding of the domestic court. The appellate court overturned the domestic court's determination and remanded the case for a new trial. After the second trial, the domestic court concluded that Mr. Silva did not commit an act of Domestic Violence. The purported victim has filed an appeal of the last domestic court decision. The initial decision of the domestic court spawned three felony indictments, including assault, all based on the same allegations. Mr. Silva has retained separate defense counsel for these charges, has pleaded not guilty, and is aggressively defending them. The Company has reviewed these allegations and believes that they are unfounded. The allegations do not affect the Company's assessment of Mr. Silva's capability or integrity. The Company supports Mr. Silva in his defense and fully expects him to be exonerated.

     Arthur C. Holdsworth, III (57) - A director of the Company since 1988. Since June 1999, Mr. Holdsworth has been General Sales Manager at the Tilcon NJ Division of Tilcon NY, Inc. From August 1991 through June 1999 Mr. Holdsworth was Vice President of Sales at Millington Quarry, Inc. Prior to that and from 1977, Mr. Holdsworth was General Manager of Dallenbach Sand Co., Inc. Members of the Mahan family own Millington Quarry, Inc. and previously owned Dallenbach Sand Co, Inc.

     Andrew J. Mayer, Jr. (50) - Vice President-Finance and Chief Financial Officer of the Company from November 1991 and a director of the Company from December 1991 and, from April 1992, Secretary of the Company. From 1988 to
November 1991, Mr. Mayer served as Vice President, Secretary and Treasurer of Kenmare. In connection with management and financial services provided by Kenmare, Mr. Mayer served in a variety of capacities for the following companies: Old American Holdings, Inc. and its subsidiary from 1988 to 1991; The Shannon Group, Inc. and its subsidiaries from 1988 to 1990; Detroit Tool
Group, Inc. and its subsidiaries from 1989 to 1990; Compact Video Group, Inc. from 1988 to 1991; Manhattan Transfer/Edit, Inc. from 1989 to 1991; and General Textiles from 1989 to 1990. Mr. Mayer served as Executive Vice President of Hunt Valve Company, Inc., a former subsidiary of the Company from March 1, 1996, the date the Company sold Hunt, to his resignation effective January 1, 1997. Mr. Mayer served as Vice President - Chief Financial Officer of ValveCo Inc. from April 3, 1996 through his resignation effective January 1, 1997, and was a stockholder in ValveCo Inc. from March 1, 1996 through August, 1998. From September 1996 to February 14, 1997, Mr. Mayer served as a Director of Hunt's subsidiary, Hunt SECO Engineering, Ltd. and its subsidiaries. Mr. Mayer also served as a Director, Chief Financial Officer and Secretary of Fab-Tech Industries of Brevard, Inc. from September 1998 through November 1, 2000. He continued to serve as a Vice President of Fab-Tech until his resignation in September, 2002.

Compliance with Section 16(a) of Securities
Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the Company's fiscal year ending December 31, 2005 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

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

Part III, Item 10.  Executive Compensation.

Summary Compensation Table

     The following table summarizes the compensation paid to or earned by the President and Chief Executive Officer (the "Chief Executive Officer") and the Vice President-Finance, Chief Financial Officer and Secretary (the "Named Executive Officer") in the years ending December 31, 2005, 2004 and 2003 ("Fiscal 2005", "Fiscal 2004" and "Fiscal 2003", respectively) for services rendered by them to the Company in all capacities during such years. The Chief Executive Officer and the Named Executive Officer were the only executive officers and significant employees of the Company whose total annual salary and bonus exceeds $100,000 and were serving as executive officers and significant employees of the Company at December 31, 2005.

                                                    Long Term
                                                   Compensation
                        Annual Compensation       Awards     Payout
                                                                s

                                        Other         Option          All
                                        Annual        s/      Long-   Other
                                        Compen-Restri Stock   Term    Compe
Name and      Fiscal           Bonus    sation c-ted  Apprec  Incent  nsa-
Principal     Year    Salary   (a)      (b)    Stock  ia-     ive     tion
Position                                       Awards tion    Plan    (c)
                                                     Rights  Payouts

Robert V.     2005    $229,791 $4,418   $2,342 0      0       0       0
Silva
President and 2004    $229,557 $88,221  $3,801 0      0       0       0
Chief
Executive     2003    $211,150 $4,060   $2,990 0      0       0       0
Officer


Andrew J.     2005    $187,173 $3,600   $1,908 0      0       0       0
Mayer, Jr.
Vice          2004    $187,005 $67,253  $1,530 0      0       0       0
President-
Finance,      2003    $172,000 $0       $2,327 0      0       0       0
Chief
Financial
Officer
and Secretary

     (a) The Bonuses awarded to the Chief Executive Officer and the Named Executive Officer for Fiscal 2005 equal one week's salary.

     Bonuses awarded to the Chief Executive Officer and the Named Executive Officer for Fiscal 2004 include an amount equal to approximately 40% of the difference between (a) the sum of actual salary received from the Company for the years 1992 through 2000, and (b) the sum of actual salary for the years 1992 through 2000 as adjusted for increases in the consumer price index.

     The Bonus awarded to the Chief Executive Officer for Fiscal 2004 also includes an amount equal to one week's salary. The Bonus awarded to the Named Executive Officer for Fiscal 2004 also includes an amount equal to two weeks' salary.

     The Bonus awarded to the Chief Executive Officer for Fiscal 2003 equals one week's salary.

     (b) In each case, the amount shown as other annual compensation is the Company's matching contributions to its 401(k) Plan on behalf of the Chief
Executive Officer and the Named Executive Officer during each of Fiscal 2005, Fiscal 2004 and Fiscal 2003. In each of Fiscal 2005, Fiscal 2004 and Fiscal 2003, the Company's 401(k) Plan provided for a match equal to 50% of a participant's contribution to the plan in that year, subject to a maximum of (i) 2% of compensation in that year or (ii) applicable Internal Revenue Service limits.

     (c)   The  aggregate  value  of  all other perquisites  granted  the  Chief
Executive Officer and the Named Execution Officer is less than 10% of their respective salaries.

     During Fiscal 2001, the Chief Executive Officer and the Named Executive Officer were granted 50,000 and 40,000 shares, respectively, of the Company's Common Stock issued pursuant to the Company's 2001 Employee Stock Plan (the "Stock Plan"). The Stock Plan granted a total of 150,000 shares of the Company's Common Stock to the Company's full-time employees and director. All 150,000 shares included in the Stock Plan were registered on March 23, 2001 and issued on March 27, 2001.

Stock Option Plans

     The following table sets forth, with respect to grants of stock options and stock appreciation rights ("SARs") to the Chief Executive Officer and the Named Executive Officer and the Significant Employee during Fiscal 2005: (a) the number of options granted; (b) the percent the grant represents of total options granted to employees during Fiscal 2005; (c) the per-share exercise price of the options granted; and (d) the expiration date of the options.

Option/Sar Grants In Fiscal 2005

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

     The following table sets forth: (a) the number of shares received and the aggregate dollar value realized in connection with each exercise of outstanding stock options during Fiscal 2005 by the Chief Executive Officer and the Named Executive Officer and the Significant Employee; (b) the total number of all outstanding, unexercised options (separately identifying exercisable and unexercisable options) held by such executive officers as of the end of Fiscal 2005; and (c) the aggregate dollar value of all such unexercised options that are in-the-money (i.e., options as to which the fair market value of the underlying common stock of the Company that is subject to the option exceeds the exercise price of the option), as of the end of Fiscal 2005.

Aggregated Option/Sar Exercises In Fiscal 2005
And Fiscal Year-End Option/Sar Values


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

     No stock option plan of the Company exists under which options may still be granted or under which options which were granted may still be exercised, including without limitation, the Incentive Stock Option Plan of the Company, dated November 8, 1985.

Compensation of Directors

     Directors of the Company who are not also employees are paid annual directors' fees of $2,650 per calendar quarter, plus $750 for attending each meeting of the board. In Fiscal 2005, Arthur C. Holdsworth, III earned fees of $13,500.

Part III, Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     As of the close of business on March 16, 2006, the Company has issued and outstanding 2,979,190 shares of Common Stock, which figure excludes 1,885,750 shares owned by the Company which are not outstanding and are not eligible to vote.

     Set forth below is a table showing, as of March 16 2006, the number of shares of Common Stock owned beneficially by:

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

    (i) From data provided by the Company's Transfer Agent.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table sets forth as of December 31, 2005 the number of shares of the Company's common stock, the Company's only class of equity securities, issuable upon exercise of outstanding options, warrants and other rights, the weighted average exercise price of such options, warrants and other rights and the number of shares of common stock available for future issuance pursuant to all "equity compensation plans" relating to our common stock. Equity compensation plans include those approved by our shareholders, as well as those not approved by our shareholders, including individual compensation arrangements with one or more of our officers or directors.

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


    No stock option plan of the Company exists under which options may still be granted or under which options which were granted may still be exercised, including without limitation, the Incentive Stock Option Plan of the Company, dated November 8, 1985.

Part III, Item 12.  Certain Relationships and Related Transactions.

    As of December 31, 2005 the Company's accounts include a receivable, created prior to July 2002, of $21,000 for unreimbursed sundry expenses paid or incurred on behalf of the President and Chairman of the Board, and his affiliates.

    The Company has provided Marvin H. Mahan, a former officer and director, and former principal shareholder of the Company, and the father of three of the Company's principal shareholders, dental insurance and fuel and service for an automobile since his retirement from the Company. Such expenses totalled approximately $2,000 for each of the years ended December 31, 2005 and 2004.

Part III, Item 13.  Exhibits.

Exhibits

    The exhibits to this report are listed in the Exhibit Index on pages 45-49.

Part III, Item 14.  Principal Accountant Fees and Services.

     The  following  is a summary of the fees billed to the Company  by  Briggs,
Bunting   &   Dougherty,   LLP,  the  Company's  former  independent   certified
accountants, during the fiscal years ended December 31, 2005 and 2004:

Fee Category              2005                    2004

Audit Fees              $75,142                 $30,509
Audit-Related Fees           -                    1,492 (a)
Tax Fees                 17,500                  14,681
All Other Fees               -                       -
Total Fees              $92,642                 $46,682

a)  For consultation on various issues.

     Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Briggs, Bunting & Dougherty in connection with statutory and regulatory filings or engagements.

     Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in Fiscal 2005.

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

Dated: March 31, 2006       TRANSTECH INDUSTRIES, INC.
                        (Registrant)

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


March 31, 2006          /s/ Robert V. Silva
Robert V. Silva, President and
                            Chief Executive Officer and Director
                            (Principal Executive Officer)


March 31, 2006          /s/ Andrew J. Mayer, Jr.
Andrew J. Mayer, Jr.
                            Vice President-Finance, Chief
                            Financial Officer, Secretary and
                            Director (Principal Financial and
                            Accounting Officer)


March 31, 2006          /s/ Arthur C. Holdsworth, III
                            Arthur C. Holdsworth, III
                            Director

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

                                                       Sequential
Exhibit No.                                              Page No.


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

10(bh)    Letter dated July 21, 2004 from the Internal Revenue Service
          regarding   its  acceptance  of  the  Company's   Offer   in
          Compromise: See "L" below.
                                                       Sequential
Exhibit No.                                              Page No.


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

10(bj) Consent Decree regarding the Kin-Buc Landfill, executed by Transtech Industries, Inc. on December 30, 2004, among the New Jersey Department of Environmental Protection, the New Jersey Spill Compensation Fund, Chemical Waste Management, Inc., Transtech Industries, Inc., Filcrest Realty, Inc., Kin-
          Buc,  Inc.,  Anthony  Gaess,  Inmar  Associates,  Inc.,   SC
          Holdings, Inc., Waste Management, Inc., and Waste Management Holdings, Inc.: See "M" below

11        Statement regarding computation of net loss             49
          per share

13        Annual Report to Stockholders                     50 - 116

14        Code of Ethics                                   117 - 121

21        Subsidiaries of the Registrant                         122

31(a)     Certification Pursuant to Rules 13a-14(a) and    123 - 124
          15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31(b)     Certification Pursuant to Rules 13a-14(a) and     125 - 126
          15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32(a)     Certification Pursuant to 18 U.S.C. Section             127
          1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer
                                                       Sequential
Exhibit No.                                              Page No.

32(b)     Certification Pursuant to 18 U.S.C. Section             128
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

          "J" Incorporated herein by reference to the Company's Form S-8 dated April 3, 1987.

          "K" Incorporated herein by reference to the Company's
          Current Report on Form 8-K dated April 22, 2004.

          "L" Incorporated herein by reference to the Company's
          Current Report on Form 8-K dated July 23, 2004.

          "M" Incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.