Form 10QSB
period 2006-03-31
TRANSTECH INDUSTRIES INC
filed 2006-05-15
CIK 87799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB
(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2006

                              or

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,979,190 shares of common stock, $.50 par value, outstanding as of May 12, 2006. In addition, at such date, the issuer held 1,885,750 shares of common stock, $.50 par value, in treasury.

Transitional Small Business Disclosure Format
(Check One): Yes     No  X
                                              Page 1 of 59 pages
                                        Exhibit index on page 34

                           TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                            I N D E X
                                                          Page(s)
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

      Consolidated Balance Sheets as of March 31,
        2006 and December 31, 2005                          3 - 4

      Consolidated Statements of Operations
        and Comprehensive Income for the Three
        Months Ended March 31, 2006 and 2005                    5

      Consolidated Statements of Cash Flows for the
        Three Months Ended March 31, 2006 and 2005          6 - 7

      Notes to Consolidated Financial Statements           8 - 18

Item 2. Management's Discussion and Analysis
        or Plan of Operation                              19 - 29

Item 3. Controls and Procedures                                30

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                      31

Item 2. Unregistered Sales of Equity Securities
          and Use of Proceeds                                  31

Item 3. Defaults Upon Senior Securities                        31

Item 4. Submission of Matters to a Vote of
        Security Holders                                       31

Item 5. Other Information                                      31

Item 6. Exhibits                                               32

SIGNATURES                                                     33

EXHIBIT INDEX                                                  34

EXHIBITS                                                  35 - 59

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)

                             ASSETS

                                       March 31,     December 31,
                                          2006          2005
                                      (Unaudited)   ____________
CURRENT ASSETS
  Cash and cash equivalents             $ 1,427        $ 2,071
  Marketable securities                   4,537          4,445
  Accounts receivable - trade                38             57
  Refundable income taxes                   487            436
  Deferred tax asset                         17             22
  Restricted escrow accounts for post-
closure costs                               994            988
  Prepaid expenses and other                 43             57

      Total current assets                7,543          8,076

PROPERTY, PLANT AND EQUIPMENT
  Land                                    1,067          1,067
  Buildings and improvements                125            125
  Machinery and equipment                 3,102          3,098
      Total gross assets                  4,294          4,290
  Less accumulated depreciation           2,965          2,954
      Net property, plant and equipment   1,329          1,336

OTHER ASSETS
  Restricted escrow accounts for post-
closure costs                             6,541          6,692
  Assets held for sale                      190            190
  Other                                     243            243

      Total other assets                  6,974          7,125

TOTAL ASSETS                            $15,846        $16,537



         See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

               CONSOLIDATED BALANCE SHEETS, Cont'd
                           (In $000's)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                         March 31,   December 31,
                                          2006          2005
                                      (Unaudited)    ___________
CURRENT LIABILITIES
  Current portion of long-term debt      $    22       $    21
  Accounts payable                           307           181
  Current portion of income taxes
payable                                      219           219
  Accrued income taxes                        83           577
  Accrued professional fees                  306           318
  Accrued miscellaneous liabilities          375           315
  Current portion of accrued post-
    closure costs                            994           988

        Total current liabilities          2,306         2,619

OTHER LIABILITIES
  Long-term debt                              28            34
  Income taxes payable                     1,097         1,151
  Accrued post-closure costs               8,609         8,758

        Total other liabilities            9,734         9,943

STOCKHOLDERS' EQUITY
  Common stock, $.50 par value,            2,432         2,432
10,000,000 shares authorized,
4,864,940 shares issued
  Additional paid-in capital               1,450         1,450
  Retained earnings                       11,071        11,191
  Accumulated other comprehensive income
(loss)                                      (133)          (84)

        Subtotal                          14,820        14,989
  Treasury stock, at cost - 1,885,750    (11,014)      (11,014)
shares

        Total stockholders' equity         3,806         3,975

TOTAL LIABILITIES AND STOCKHOLDERS'      $15,846       $16,537
EQUITY

       See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                       (In $000's, except per share data)
                                   (Unaudited)
                                          For the Three Months Ended
                                                   March 31,
                                              2006        2005

NET OPERATING REVENUES                       $  109     $   96

COST OF OPERATIONS
  Direct operating costs                         48         72
  Selling, general and administrative
    expenses                                    403        294
  Accretion expense                              98        107
    Total cost of operations                    549        473

INCOME (LOSS) FROM OPERATIONS                  (440)      (377)

OTHER INCOME (EXPENSE)
  Investment income                              51         16
  Investment income on restricted
    escrow account                               73         97
  Interest expense                               (1)        (1)
  Rental income                                  21         21
  Miscellaneous income (expense)                131         (1)
    Total other income                          275        132

INCOME (LOSS) BEFORE INCOME TAX
  EXPENSE(BENEFIT)                             (165)      (245)

  Income tax expense (benefit)                  (45)        -

NET INCOME (LOSS)                            $ (120)    $ (245)

NET INCOME (LOSS)PER COMMON SHARE            $ (.04)    $ (.08)

NUMBER OF SHARES USED IN CALCULATION      2,979,190  2,979,190
COMPREHENSIVE INCOME (LOSS):
NET INCOME (LOSS)                            $ (120)    $ (245)
  Change in unrealized gain (loss),
    net of  tax                                 (49)        (3)
NET COMPREHENSIVE INCOME (LOSS)              $ (169)    $ (248)

         See Notes to Consolidated Financial Statements

                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

                PART I - FINANCIAL INFORMATION, Cont'd

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In $000's)
                              (Unaudited)

                                          For the Three Months Ended
                                                   March 31,
                                               2006       2005
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers              $  128    $   102
    Cash paid to suppliers and employees        (331)      (308)
    Interest and dividends received               51         16
    Other income received                        152         20
    Interest paid                                 (1)        (1)
    Income taxes paid (net of refunds)          (554)       (55)
Payment of landfill post-closure costs,  net of
proceeds from escrow of $156 and $257,
respectively                                      (4)        (3)
Net cash used in operating activities           (559)      (229)

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale and maturity of
      marketable securities                    2,077      1,491
    Purchase of marketable securities         (2,155)        -
    Collection of notes receivable                 1         2
    Purchase of property, plant and equipment
                                                 (3)       (14)
      Net cash (used in) provided by
        investing activities                    (80)     1,479

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on vehicle financing      (5)        (5)
      Net cash used in financing activities      (5)        (5)

  NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                           (644)     1,245
  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE YEAR                               2,071      1,038
  CASH AND CASH EQUIVALENTS AT END OF
    THE QUARTER                             $ 1,427    $ 2,283

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                           (In $000's)
                           (Unaudited)

                                          For the Three Months Ended
                                                   March 31,
                                               2006       2005
RECONCILIATION OF NET INCOME (LOSS) TO NET
CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES:

NET INCOME (LOSS)                           $  (120)   $  (245)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
  Depreciation                                   11         10
  Accretion expense                              98        107
  Earnings on restricted escrow accounts        (73)       (97)
(Increase) decrease in assets:
  Accounts receivable net                        19          5
  Refundable income taxes                       (51)        -
  Prepaid expenses and other                     12          7
Increase (decrease) in liabilities:
  Accounts payable and accrued
    miscellaneous expenses                      109         95
  Accrued income taxes                         (494)        -
  Accrued professional fees                     (12)       (53)
  Income taxes payable                          (54)       (55)
  Landfill post-closure costs, net of proceeds
from escrow of $156 and $257, respectively
                                                 (4)        (3)

NET CASH PROVIDED BY (USED IN) OPERATING     $ (559)   $  (229)
ACTIVITIES


         See Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of this Form 10-QSB may wish to refer to the Company's Form 10-KSB for the year ended December 31, 2005 for further information.

      The financial information has been prepared in accordance with the Company's customary accounting practices except for certain reclassifications to the 2005 financial statements in order to conform to the presentation followed in preparing the 2006 financial statements.

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

     The Company's adoption of the recent accounting pronouncement SFAS 123R had no effect on the Company's basic and diluted loss per share for the three months ended March 31, 2006.

NOTE 2 - MARKETABLE SECURITIES

      At March 31, 2006, the Company's marketable securities consisted primarily of U. S. Treasury bills classified as available-for-sale and are carried at their fair value of $4,537,000, with a cost of $4,512,000 and unrealized gains of $25,000. The unrealized gains related to the Company's marketable securities, net of income tax, are included in stockholder's equity, and, as of March 31, 2006, equaled $16,000 (stockholders' equity also includes net unrealized losses related to the restricted escrow accounts discussed in Note
4). Proceeds from the maturity of marketable securities for the three months ended March 31, 2006 were $2,077,000. No marketable securities were sold prior to maturity during the period in both 2006 and 2005.

NOTE 3 - ASSETS HELD FOR SALE

     Assets held for sale consist of approximately 60 acres of real property and buildings located in Deptford, N.J. under contract for sale and are carried at a cost, net of depreciation, of $190,000 as of March 31, 2006 and December 31, 2005. During May 2001, the Company entered into a contract to sell this property, which adjoins the Kinsley's Landfill. The contract, as amended, contemplates the sale of the 60 acres (45 acres usable land and 15 acres of wetlands) for $2.1 million. During April 2006, the Company entered into an amendment to the contract that, among other conditions, extends the closing date to December 2006. The building which houses the machinery and equipment utilized for the Company's operations is located on the property under contract, therefore the Company will construct a replacement facility. The sale is contingent upon, among other conditions, the buyer obtaining approval of its plans for the property from applicable local and state agencies and negotiations with the Company regarding the accommodation of stormwater run-off from neighboring parcels. The buyer has been paying installments which total $186,000 through March 31, 2006. The installments have been treated as un-earned income for financial presentation purposes, and reported as an accrued miscellaneous liability.

NOTE 4 - RESTRICTED ESCROW ACCOUNTS FOR POST-CLOSURE COSTS

     At March 31, 2006 and December 31, 2005 the Company held $7,535,000 and $7,680,000, respectively, in restricted escrow accounts which are to be used to fund post-closure costs at Kinsley's Landfill. The escrow funds are legally restricted for purposes of settling closure and post-closure costs and were established to provide financial assurance through the deposit of a portion of the tipping fee charged when the landfill was operating. The balance of funds, if any, remaining after the end of the post-closure activities will revert to the State of New Jersey. The escrow for post-closure costs primarily consists of U.S. Treasury Notes and government backed debt securities. At March 31, 2006 the securities are carried at their fair value of $7,535,000, with a cost of $7,684,000 and net unrealized losses of $149,000 consisting of unrealized gains of $9,000 and unrealized losses of $158,000. The net unrealized losses are included in stockholder's equity, as of March 31, 2006 (stockholders' equity also includes net unrealized gains related to the Company's marketable securities discussed in Note 2). The portion of the restricted escrow funds reported as current equals the current portion of post-closure costs related to the Kinsley's Landfill (see Note 6).

NOTE 5 - INCOME TAXES

      The Company recognized a federal income tax benefit for the three months ended March 31, 2006 due to its ability to carry-back net operating losses to 2005 for credit against federal income taxes paid with respect to such year. Federal tax laws limit the carry-back of losses to two preceding years. No federal tax benefit was recognized for the period in 2005 since it was uncertain that the value of such benefit would be realized.

      The provision for income tax expense (benefit) for the three months ended March 31, 2006 and 2005 is based upon the Company's anticipated annual effective tax rate and consists of the following (table in 000's):
                                             2006        2005
     Provision for operations
       Currently payable (refundable):
         Federal                             $(51)      $ -
         State                                  6         -
                                              (45)        -
       Deferred:
         Federal                               -          -
         State                                 -          -
                                               -          -
       Total income tax provision           $(45)       $ -
     (credit)

      Income taxes payable represents the amount due the United States Internal Revenue Service (the "Service") in settlement of litigation concluded during October 2000 regarding the Company's tax liability for taxable years 1980-88 and certain issues from taxable years 1989-91. The Company settled all of the issues before the Tax Court and reached agreement with the Service as to its tax liability for all taxable years through 1996. During July 2004, the Service accepted the Company's Offer in Compromise (the "Offer") which requested a reduction in the amount payable with respect to such settlements and permission to pay the reduced obligation in installments. The Offer committed the Company to pay a total of $2,490,000 in satisfaction of the assessed federal income taxes and interest. A payment of $810,000 was made during October 2004 and the balance due is being paid in monthly installments over nine years as follows:
(a) $18,230 per month for each of the forty-eight months beginning August 2004, and (b) $13,416 per month for each of the following sixty months beginning August 2008. The total of the installments paid through March 31, 2006 equals $365,000. The approximate amounts due for the five years subsequent to December 31, 2005 are as follows: $219,000 per year for 2006 and 2007; $195,000 for 2008;
and $161,000 for 2009 and 2010. The Service does not impose interest on amounts payable pursuant to the Offer. The Company will be permitted to receive refunds of prior tax overpayments and from the carryback of losses. Should the Company default in any of the terms of the Offer, the Service may initiate suit to impose one or more remedies available to it, including the reinstatement of the total amount previously assessed and/or impose interest.

     The sum of the payments due during the twelve months subsequent to March 31, 2006 has been classified as a current liability and the balance of the payments due have been classified as a long-term liability.

      Although the Company has paid its calculations of state income taxes and interest due as a result of the settlements with the Service, state tax authorities may assert that additional interest and penalties are owed in connection with the state tax liability arising from these settlements. The accrued income taxes classified as current as of March 31, 2006 includes $48,000 for accrued state interest.

NOTE 6 - POST-CLOSURE COSTS AND CONTINGENT ENVIRONMENTAL LIABILITIES

     The Company has future obligations for post-closure costs with respect to a landfill it owns and operated, the Kinsley's Landfill, and a landfill it operated on real property leased from others, the MAC Landfill. Kinsley's Landfill ceased accepting solid waste at its landfill in Deptford Township, New Jersey during February, 1987 and commenced closure of that facility. Mac Sanitary Land Fill, Inc. ("Mac"), a wholly-owned subsidiary of the Company, operated a landfill in Deptford Township, New Jersey which ceased operations in 1977. Post-closure costs include estimated costs to be incurred for providing required post-closure monitoring and maintenance of the landfill. Post-closure activities occur after the entire landfill ceases to accept waste and closes. These activities involve methane gas control, leachate management and groundwater monitoring, surface water monitoring and control, and other operational and maintenance activities that occur after the site ceases to accept waste. The post-closure period generally runs for up to 30 years after final site closure for municipal solid waste landfills. Obligations associated with monitoring and controlling methane gas migration and emissions are set forth in applicable landfill permits and these requirements are based upon the provisions of the Clean Air Act of 1970, as amended.

      The Company has accrued for such post-closure costs in accordance with Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). Pursuant to SFAS 143, a liability for an asset retirement obligation should be initially measured at fair value. In situations where quoted market prices are unavailable, the estimate of fair value should be based on the best available information, including the results of present value techniques in accordance with Statement of Financial Accounting Concepts No. 7, "Using Cash Flow and Present Value in Accounting Measurements" ("SFAC 7"). Changes in the liability due to the passage of time are recognized as operating items in the statement of operations and are referred to as accretion expense. Changes in the liability due to revisions to estimated future cash flows are recognized by increasing or decreasing the liability, with, in the case of closed landfills, an offset to the statement of operations.

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

      The Company's estimates of costs to discharge asset retirement obligations for landfills are developed in today's dollars. The estimated costs are inflated to the expected time of payment and then discounted back to present value. The estimated costs in current dollars were inflated to the expected time of payment using an inflation rate of 2.5%, and the inflated costs were discounted to present value using a credit-adjusted, risk-free discount rate of 4.5%. The credit-adjusted, risk-free rate is based on the risk-free interest rate on obligations of similar maturity and adjusted for the risk associated with investments permitted and typically held in the Company's post-closure escrow accounts discussed in Note 4. Changes in the credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted, risk-free rate.

      The following table summarizes the actual activity in the Company's asset retirement obligation liabilities for post-closure costs for the three months ended March 31, 2006 (table in $000):

                                             2006

     Asset retirement obligation
       liability, beginning of period      $ 9,746
     Accretion expense                          98
     Obligations settled during
       the period                             (241)

     Asset retirement obligation
       liability, end of period              9,603
         Less: Current portion                (994)

         Long-term portion                 $ 8,609

      The amount reported as current portion represents the estimate of the cost to be incurred during the subsequent twelve months.

      The Company's total and current portion of accrued post-closure costs by site as of March 31, 2006 and December 31, 2005 are as follows (table in $000's):

                                           March 31,    December 31,
                                             2006           2005
            Kinsley's landfill             $ 9,567        $ 9,706
            Mac landfill                        36             40
             Total                         $ 9,603        $ 9,746

            Kinsley's landfill             $   975        $   969
            Mac landfill                        19             19
            Current portion                $   994        $   988

      The post-closure maintenance costs of the Kinsley's Landfill are funded from restricted escrow accounts (see Note 4).

      The Company intends to annually review its calculations with respect to landfill asset retirement obligations unless there is a significant change in the facts and circumstances related to a landfill during the year, in which case the Company will review its calculations after the significant change has occurred.

Contingent Environmental Liabilities

      During November 2004, the Company along with certain other potentially responsible parties were named as respondents to an Unilateral Administrative Order issued by EPA regarding a site located in Carlstadt, New Jersey. The site is known as the Scientific Chemical Processing Superfund Site (the "SCP Site"). and has been undergoing remediation pursuant to an Administrative Order issued by EPA in 1990. The November 2004 Unilateral Administrative Order seeks contribution from the respondents toward the second phase of the remediation, an area designated Operable Unit 2, estimated to cost $7.5 million and reimbursement to EPA of $2.0 million of alleged past oversight and administrative costs (see Part II, Item 1. Legal Proceedings). The Company ceased operations of a solvents recovery facility at the site in 1970. The Company, together with the property owner, have contributed cash and proceeds from insurance settlements toward the remediation of the SCP Site. Such contributions total $16.4 million, plus interest earned, which the Company believes should satisfy the share of remediation costs which could be found attributable to the Company for the SCP Site.

      The Company was one of 158 recipients of a Notice of Potential Liability and Request to Perform Remedial Investigation/Feasibility Study (the "Notice"), issued by EPA on March 9, 2006, regarding the contamination of the Berry's Creek Study Area (the "Creek Area") located in Bergen County, N.J. A tributary adjacent to the SCP Site flows into Berry's Creek. The Creek Area includes the approximately seven miles long water body known as Berry's Creek, a canal, all tributaries to Berry's Creek and related wetlands. Tidal areas of the river into which Berry's Creek empties are also subject of the Notice. Each recipient of the Notice is designated as a potentially responsible party under CERLA, and may be held liable for the cleanup of the Creek Area and costs EPA has incurred with regard to the Creek Area. The investigation and feasibility study regarding the scope of the remediation of the Creek Area is ongoing. The selection of the ultimate remediation methodology from alternative approaches is to be made by EPA in 2010. Since no discovery has taken place concerning allegations against the Company, it is not possible to estimate the Company's ultimate liability, if any, with respect to the Creek Area.

     The Kin-Buc Landfill is located in Edison, New Jersey, and was operated on property both owned and leased by the Company's subsidiary, Kin-Buc, Inc. ("Kin-Buc"), ceased operations in 1977. The operation and maintenance of remedial measures implemented at the Kin-Buc Landfill continue pursuant to the provisions of Administrative Orders issued by the United States Environmental Protection Agency ("EPA") to the Company and other respondents, including SCA Services, Inc. ("SCA"), an affiliate of Waste Management, Inc. ("WMI"). On December 23, 1997, the Company entered into four agreements which settled lawsuits related to the allocation of costs of remediation of the Kin-Buc Landfill and substantially relieved the Company from certain future obligations with respect to the site. As part of the settlement, SCA agreed to defend and indemnify Transtech, Kin-Buc and another subsidiary, Filcrest Realty, Inc. ("Filcrest") from claims by non-settling non-municipal waste and municipal waste potentially responsible parties in the litigation. SCA also agreed to defend and indemnify the Company from certain liabilities in connection with the remediation of the Kin-Buc Landfill. However, the Company remains a responsible party under the Administrative Orders issued by EPA discussed above, and continues to incur administrative and legal costs for issues and activities related to the site.

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

NOTE 7 - LONG-TERM DEBT

      Long-term debt consists of the following as of March 31, 2006 and December 31, 2005 (table in $000's, except for monthly installment amounts):
                                           March 31,  December 31,
                                             2006          2005

Note payable to bank due in monthly
  installments of $691, including
  interest at 7.0% per annum, to August
  2007; secured by a vehicle carried
  at a cost of $35.                         $ 11         $ 12

Note payable to a finance company,
  non-interest bearing, due in monthly
  installments of $884, including
  effective interest at 5.5% per
  annum, to July 2008 (less unamortized
  discount of $6); secured by a
  vehicle carried at a cost of $46.           23           26

Note payable to a finance company, due
  in monthly installments of $459,
  including interest at 7.99% per annum,
  to August 2009; secured by a vehicle
  carried at a cost of $23.                   16           17

Total long-term debt                          50           55
    Less: Current portion                    (22)         (21)
Long-term portion                           $ 28         $ 34

NOTE 8 - SEGMENT INFORMATION

       The Company's continuing operations are grouped into three segments: (a) operations which generate electricity from recovered methane gas, (b) operations which perform maintenance, remediation and related services on landfill sites, and (c) corporate and other. Corporate and other includes selling, general and administrative expenses not specifically allocable to the other segments. Corporate assets are represented primarily by cash and cash equivalents, marketable securities and real estate held for investment and sale. Financial information by segment for the three months ended March 31, 2006 and 2005 follows.

(table in $000's)          Electricity  Environmental Corporate
                           Generation     Services    and Other   Total
2006
  Gross operating revenues    $  109       $  269       $   -     $ 378
  Intercompany revenues(a)    $   -        $ (269)      $   -      (269)
  Net operating revenues      $  109           -            -       109
  Depreciation expense        $    2       $    5       $    4       11
  Income (loss)
    from operations (b)       $   44       $  (65)      $ (419)    (440)
  Capital expenditures        $   -        $    3       $   -         3

2005
  Gross operating revenues    $   96       $  207       $   -       303
  Intercompany revenues(a)    $   -        $ (207)      $   -      (207)
  Net operating revenues      $   96       $   -        $   -        96
  Depreciation expense        $    2       $    6       $    2       10
  Income (loss)
    from operations (b)       $   24       $ (113)      $ (288)    (377)
  Capital expenditures        $   13       $    -       $    1       14


       (a)   Intercompany  revenues  reflect  intercompany  sales   within   the
environmental services segment.

     (b)  Income  (loss) from operations of the Environmental  Services  segment
includes  accretion  expense  of  $98,000  and  $107,000  for  2006  and   2005,
respectively.

NOTE 9 - LEGAL PROCEEDINGS

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

Discussion of Critical Accounting Policies

      For a discussion of the Company's critical accounting policies, see the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

Results of Operations

Results for the three months ended March 31, 2006 and 2005

      Consolidated net operating revenues were $109,000 for the three months ended March 31, 2006, an increase of $13,000 or 14%, compared to $96,000 for the period ended March 31, 2005. Consolidated operating revenues by business segment for the three months ended March 31, 2006 and 2005 were as follows (in $000):

                                      2006       2005

        Environmental Svcs.           $269       $207
        Electricity Generation         109         96
        Subtotal                       378        303
        Intercompany                  (269)      (207)
        Net Operating Revenues        $109       $ 96

      The environmental services segment provides construction, remedial and maintenance services at landfills, commercial and industrial sites, and manages methane gas recovery operations. The environmental services segment reported $269,000 of gross operating revenues for the period in 2006 (prior to elimination of intercompany sales) compared to $207,000 for the period in 2005. All of the environmental services segment's revenues for the period in 2006 and 2005, were for services provided within the consolidated group, as discussed below, and therefore eliminated in consolidation.

       The Company's environmental services segment performs post-closure activities on landfills previously operated by the Company's subsidiaries. Post closure work performed on a landfill owned by the Company, the Kinsley's
Landfill,  is  submitted  for  reimbursement  to  a  restricted  escrow  account established to finance the closure activities at the site (the "Kinsley's Escrow") (see Notes 4 and 6 to the Company's Consolidated Financial Statements). The Company billed the Kinsley's Escrow approximately $236,000 and $204,000 for services performed during the three months ended March 31, 2006 and 2005, respectively. Such amounts are included in the amount of intercompany sales reported above, and eliminated in the calculation of net operating revenue. The Company has begun re-grading a section of the Kinsley's Landfill in accordance with a plan approved by the New Jersey Department of Environmental Protection ("NJDEP"). The re-grading plan calls for the use of both recycled and non-recycled materials to fill and re-contour the areas of the mound containing depressions. The Company receives a fee to accept certain of the recycled materials and the costs incurred for re-grading activities shall be paid from such fees. However, costs incurred for re-grading activities in excess of such fees will be submitted to NJDEP for reimbursement from the Kinsley's Escrow. The Company intends to utilize recycled materials to the fullest extent possible in order to minimize the impact of the associated costs on the Kinsley's Escrow.

      The Company is continuing its efforts to expand the customer base of the environmental services segment to additional entities beyond the consolidated group. The definition of the scope, commencement and duration of one such opportunity, involving the potential beneficial use of landfill gas generated at a site located in New Jersey, and owned by a third-party, is on-going. There are no assurances such efforts will result in work for the Company.

      Revenues from the segment which generates electricity using methane gas as fuel were approximately $109,000 and $96,000 for the three months ended March 31, 2006 and 2005, respectively. Methane gas is a component of the landfill gas generated by a landfill. The electricity generating facility is located at the Kinsley's Landfill and consists of four trailer mounted diesel/electricity generator units ("Gen-set(s)") each capable of generating approximately 11,000 kWh/day when operating at 85% capacity. Only two of the Gen-sets are operating; the two non-operating Gen-sets require major repairs. Electricity generated is sold pursuant to a contract with a local utility. The contract with the local utility allows for a continuous interruption in electricity supply for a period of up to twelve months. Revenues are a function of the number of kilowatt hours sold, the rate received per kilowatt hour and capacity payments. The Company sold 1.75 million kWh during the three months ended March 31, 2006 compared to
1.71 million kWh sold in the period of the prior year. The average combined rate received (per Kilowatt and capacity payment) in the current period increased 11% when compared to the comparable period last year. Engineering studies indicate that the quantity of gas generated by the landfill is declining but sufficient to continue the operation of the facility for at least seven years. Elements of the landfill gas are more corrosive to the equipment than traditional fuels, resulting in more hours dedicated to repair and maintenance than with equipment utilizing traditional fuels.

Cost of Operations

      Consolidated direct operating costs for the three months ended March 31, 2006 were $48,000, a decrease of $24,000 or 33% when compared to $72,000 reported for the period in 2005. Substantially all the costs of operations related to the environmental services segment for the period in 2006 and 2005 were incurred for intercompany transactions and, therefore, eliminated in consolidation. The costs incurred by the environmental segment remaining after the elimination of intercompany activity were $1,000 and $3,000 for the period in 2006 and 2005, respectively. The costs of the electricity generating segment were $47,000 for the period in 2006, a decrease of $22,000 or 32% when compared to $69,000 reported for the period in 2005. Such decrease was primarily due to a decrease in equipment repair costs. An additional $13,000 incurred for re-building ancillary equipment was capitalized during the three months ended March 31, 2005.

      Consolidated selling, general and administrative expenses for the three months ended March 31, 2005 were $403,000, an increase of $109,000 or 37% from $294,000 reported for the period in the prior year. Components of selling, general and administrative expenses for the three months ended March 31, 2006 and 2005 were as follows:

                                        2006             2005
Legal expenses                      $  84,000        $  37,000
Other professional fees                37,000           27,000
Non-operating subsidiary expenses      10,000           10,000
All other administrative expenses     272,000          220,000
  Total                             $ 403,000        $ 294,000

       Legal expenses reported for the period in 2006 and 2005 include approximately $65,000 and $10,000, respectively, of fees for matters related to the Company's landfills or the remediation of sites to which the Company has been named as a PRP or potential PRP. Such fees are primarily attributable to matters related to the Kin-Buc Landfill. The operating costs of the non-operating subsidiaries, consisting primarily of insurance premiums, franchise, corporate and real estate taxes, aggregated approximately $10,000 for the period in both 2006 and 2005. The net $52,000 increase in all other administrative expenses, to $272,000 for the period in 2006 from $220,000 for 2005, was primarily due to increases in personnel related expenses, as well as increases in rent, franchise tax and general expenses. Professional fees and administrative costs continue to be incurred in support of the Company's ongoing environmental and insurance litigation, business development and asset divestiture efforts (see Liquidity and Capital Resources below).

     Consolidated accretion expense recognized on the Company's asset retirement obligation for landfill post-closure costs was $98,000 and $107,000 for the three months ended March 31, 2006 and 2005, respectively.

Operating Loss

      The Company's consolidated operating loss for the three months ended March 31, 2006 increased to $440,000 from a loss of $377,000 reported for the period in 2005.

Other Income (Expense)

     Consolidated investment income was $51,000 for the three months ended March 31, 2006 versus $16,000 reported for the period in 2005 due primarily to an increase in the amount of cash equivalents and marketable securities available for investment during the period in 2006.

      Consolidated investment income earned on the restricted escrow accounts dedicated to the funding of the Company's landfill post-closure costs was $73,000 and $97,000 for the three months ended March 31, 2006 and 2005, respectively.

      Consolidated interest expense was $1,000 for the three months ended March 31, 2006 and 2005.

      Consolidated rental income, net of related expenses, was $21,000 for the three months ended March 31, 2006 and 2005. Income included in this category consists of income earned from the rental of certain of the Company's property held for sale (see Liquidity and Capital Resources - Assets Held for Sale below) and net royalty payments received from the lessee of certain of the Company's real property situated beneath the lessee's landfill (net of a fee payable pursuant to a consulting agreement executed in 1982).

     Consolidated miscellaneous income for the three months ended March 31, 2006 was $131,000 versus an expense of $1,000 reported for the period in 2005. The income reported in the period for 2006 includes $129,000 received in settlement of litigation initiated by the Company regarding the Company's interest in a former real estate partnership.

Income (Loss) before Income Tax Expense (Benefit)

      The consolidated loss before income tax expense (benefit) was $165,000 for the three months ended March 31, 2006, compared to a loss of $245,000 for the period in 2005.

Income Tax Expense (Benefit)

     The provision for federal and state income tax benefit for the three months ended March 31, 2006 equaled $45,000. The Company recognized federal income tax benefit for the period in due to its ability to carry-back net operating losses to 2005 for credit against federal income taxes paid with respect to such year. No income tax benefit was reported for the period in 2005 as it was uncertain that the value of such benefit would be realized.

Net Income (Loss)

     Net loss for the three months ended March 31, 2006 was $120,000 or $.04 per share, compared to a net loss of $245,000 or $.08 per share, for the three months ended March 31, 2005.

Liquidity and Capital Resources

General

      The Company faces significant short-term and long-term cash requirements for (i) funding its professional and administrative costs, (ii) federal income taxes payable, and (iii) funding post-closure costs and other expenses associated with sites of past operations. As discussed below, the Company owes the Internal Revenue Service (the "Service") approximately $1.3 million as a result of the settlement of issues before the U.S. Tax Court regarding the Company's income tax liability for the years 1980 through 1991. The Company's past participation in the waste handling, treatment and disposal industries subjects the Company to future events or changes in environmental laws or regulations, that cannot be predicted at this time, which could result in material increases in post-closure costs, and other potential liabilities that may ultimately result in costs and liabilities in excess of its available financial resources. In addition, the Company cannot ascertain if its operations and funding sources will be adequate to satisfy its future cash requirements.

Statement of Cash Flow

      Net cash used in by operating activities for the three months ended March 31, 2006 equaled $559,000 versus a net use of $229,000 reported for the period in the prior year. The primary source of cash for the period in 2006 was $129,000 of proceeds from the settlement of litigation related to the investment in the real estate partnership. The primary use of cash for the period in 2006 was the payment of $554,000 toward income taxes accrued for 2005 and toward installments payable pursuant to the Company's Offer in Compromise discussed below. A significant use of cash in both periods was the amount paid to suppliers and employees. Payments of landfill post-closure costs related to the Kinsley's Landfill and the Mac Landfill were $160,000 and $260,000 for the period in 2006 and 2005, respectively. The proceeds from post-closure escrow funds reported for 2006 and 2005, $156,000 and $257,000 respectively, were received from the escrow accounts dedicated to fund the post-closure costs of the Kinsley's Landfill. Post-closure costs of the Mac Landfill are funded from the Company's general funds. See Note 6 to the Company's Consolidated Financial Reports for further discussion of the Company's landfill post-closure cost obligations.

   Net cash flow used in investing activities equaled $80,000 for the period in 2006 versus net cash provided by investing activities of $1,479,000 in the period for 2005. The funds invested in marketable securities during the period in 2006 were greater than the amount of funds utilized for operations or retained as cash equivalents. The cash flow used in financing activities of $5,000 reported for the period in both 2006 and 2005, respectively, represents payments toward long term debt. As a result of these activities, funds held by the Company in the form of cash and cash equivalents decreased the period ended March 31, 2006 by $644,000 from December 31, 2005, versus an increase of
$1,245,000 for the period last year. The sum of cash, cash equivalents and marketable securities as of March 31, 2006 decreased to $5,964,000 from $6,516,000 when compared to December 31, 2005.

      Working capital equaled $5,248,000 and $5,457,000 for as of March 31, 2006 and December 31, 2005, respectively, and the ratio of current assets to current liabilities was 3.3 to 1 and 3.1 to 1 as of March 31, 2006 and December 31, 2005, respectively.

Taxes

      During October 2000 the Company concluded litigation it began in 1994 against the United States Internal Revenue Service (the "Service") in Tax Court regarding the Company's tax liability for taxable years 1980-88 and certain issues from taxable years 1989-91. The Company settled all of the issues before the Tax Court and reached agreement with the Service as to its tax liability for all taxable years through 1996. During July 2004, the Service accepted the Company's Offer in Compromise (the "Offer") which requested a reduction in the amount payable pursuant to such settlements and permission to pay the reduced obligation in installments. The Offer committed the Company to pay a total of $2,490,000 in satisfaction of the assessed federal income taxes and interest. A payment of $810,000 was made during October 2004 and the balance due is being paid in monthly installments over nine years as follows: (a) $18,230 per month for each of the forty-eight months beginning August 2004, and (b) $13,416 per month for each of the following sixty months beginning August 2008. The total of the installments paid through December 31, 2005 equals $310,000. The approximate amounts due for the five years subsequent to December 31, 2005 are as follows: $219,000 per year for 2006 and 2007; $195,000 for 2008; and $161,000 for 2009 and 2010. The Service does not impose interest on amounts payable pursuant to the Offer. The Company will be permitted to receive refunds of prior tax overpayments and from the carryback of losses. Should the Company default in any of the terms of the Offer, the Service may initiate suit to impose one or more remedies available to it, including the reinstatement of the total amount previously assessed and/or impose interest.

Post-Closure Costs

      As of March 31, 2006, the Company has accrued approximately $9.6 million for its estimated share of post-closure costs related to two of the Company's former landfill operations; the Kinsley's Landfill and Mac Landfill. Approximately $7.5 million is held in escrow for the post-closure activities of the Kinsley's Landfill (see Notes 4 and 6 to the Company's Consolidated Financial Statements).

Contingent Environment Liabilities

      During September 2002, EPA issued a notice of potential liability and of consent decree violations to potentially responsible parties regarding a site located in Carlstadt, New Jersey that has been undergoing remediation. The site is known as the Scientific Chemical Processing Superfund Site (the "SCP Site"). During November 2004, the Company along with certain other potentially responsible parties were named as respondents to an Unilateral Administrative Order issued by EPA. EPA seeks contribution toward the remediation of an area designated Operable Unit 2 estimated to cost $7.5 million and $2.0 million of past oversight and administrative costs (see Part II, Item 1. Legal Proceedings). The Company ceased operations of a solvents recovery facility at the site in 1970. The Company, together with the property owner, have contributed cash and proceeds from insurance settlements toward the remediation of the SCP Site. Such contributions total $16.4 million, plus interest earned, which the Company believes should satisfy the share of remediation costs which could be found attributable to the Company for the SCP Site.

      The Company was one of 158 recipients of a Notice of Potential Liability and Request to Perform Remedial Investigation/Feasibility Study (the "Notice"), issued by EPA on March 9, 2006, regarding the contamination of the Berry's Creek Study Area (the "Creek Area") located in Bergen County, N.J. A tributary adjacent to the SCP Site in Carlstadt, N.J. flows into Berry's Creek. The Creek Area includes the approximately seven miles long water body known as Berry's Creek, a canal, all tributaries to Berry's Creek and related wetlands. Tidal areas of the river into which Berry's Creek empties are also subject of the Notice. Each recipient of the Notice is designated as a potentially responsible party under CERLA, and may be held liable for the cleanup of the Creek Area and costs EPA has incurred with regard to the Creek Area. The investigation and feasibility study regarding the scope of the remediation of the Creek Area is ongoing. The selection of the ultimate remediation methodology from alternative approaches is to be made by EPA in 2010. Since no discovery has taken place concerning allegations against the Company, it is not possible to estimate the Company's ultimate liability, if any, with respect to the Creek Area.

     The Kin-Buc Landfill is located in Edison, New Jersey, and was operated on property both owned and leased by the Company's subsidiary, Kin-Buc, Inc. ("Kin-Buc"), ceased operations in 1977. The operation and maintenance of remedial measures implemented at the Kin-Buc Landfill continue pursuant to the provisions of Administrative Orders issued by the United States Environmental Protection Agency ("EPA") to the Company and other respondents, including SCA Services, Inc. ("SCA"), an affiliate of Waste Management, Inc. ("WMI"). On December 23, 1997, the Company entered into four agreements which settled lawsuits related to the allocation of costs of remediation of the Kin-Buc Landfill and substantially relieved the Company from certain future obligation with respect to the site. As part of the settlement, SCA agreed to defend and indemnify Transtech, Kin-Buc and another subsidiary, Filcrest Realty, Inc. ("Filcrest") from claims by non-settling non-municipal waste and municipal waste potentially responsible parties in the litigation. SCA also agreed to defend and indemnify the Company from certain liabilities in connection with the remediation of the Kin-Buc Landfill. However, the Company remains a responsible party under the Administrative Orders issued by EPA discussed above, and continues to incur administrative and legal costs for issues and activities related to the site.

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

Assets Held for Sale

     Assets held for sale consist of approximately 60 acres of real property and structures located in Deptford, N.J. under contract for sale and are carried at a cost, net of depreciation, of $190,000 as of March 31, 2006 and December 31, 2005. During May 2001, the Company entered into a contract to sell this property, which adjoins the Kinsley's Landfill. The contract, as amended, contemplates the sale of the 60 acres (45 acres usable land and 15 acres of wetlands) for $2.1 million. During April 2006, the Company entered into an amendment to the contract that, among other conditions, extends the closing date to December 2006. The building which houses the machinery and equipment utilized for the Company's operations is located on the property under contract, therefore the Company will construct a replacement facility. The sale is contingent upon, among other conditions, the buyer obtaining approval of its plans for the property from applicable local and state agencies and negotiations with the Company regarding the accommodation of stormwater run-off from neighboring parcels. The buyer has been paying installments which total $186,000 through March 31, 2006.

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

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                   PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

 No material developments have occurred with respect to litigation, or the other pending legal proceedings involving the Company, subsequent to that reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 Reference is made thereto for a description of such litigation, and to the discussion contained in Part I, Item 2. Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources of this Form 10-QSB.

          In the ordinary course of conducting its business, the Company becomes involved in certain lawsuits and administrative proceedings (other than those referred herein), some of which may result in fines, penalties or judgments being assessed against the Company. The management of the Company is of the opinion that these proceedings, if determined adversely individually or in the aggregate, are not material to its business or consolidated financial position.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

           None

Item 3.   Defaults Upon Senior Securities

           None

Item 4.   Submission of Matters to a Vote of Security Holders

           None

Item 5.   Other Information

           None

Item 6.  Exhibits

                     Exhibit 10(bk)- Second Amendment to the Agreement of Purchase and Sale dated April 20, 2006 among Transtech Industries, Inc. (and its subsidiaries Birchcrest, Inc. and Kinsley's Landfill, Inc.) and BWF Development, LLC.

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



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  May 15, 2006          By:  /s/ Robert V. Silva
                                  Robert V. Silva, President
                                  and Chief Executive Officer
                                 (Principal Executive Officer)

                                              and


Date:  May 15, 2006          By:  /s/ Andrew J. Mayer, Jr.
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary
                                 (Principal Financial and
                                  Accounting Officer)






                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                          EXHIBIT INDEX

EXHIBIT                                                                 PAGE
  NO.                                                                    NO.

10(bk)    Second Amendment to the Agreement of Purchase and Sale  dated
          April 20, 2006 among Trantech Industries, Inc. (and its subsidiaries Birchcrest, Inc. and Kinsley's Landfill, Inc.)
          and BWF Development, LLC.                                    35 - 53

31(a)     Certification  Pursuant to Rules 13a-14(a) and  15d-14(a)  of
          the  Securities Exchange Act of 1934 and Section 302  of  the
          Sarbanes-Oxley Act of 2002 by Chief Executive Officer        54 - 55

 31(b)    Certification  Pursuant to Rules 13a-14(a) and  15d-14(a)  of
          the  Securities Exchange Act of 1934 and Section 302  of  the
          Sarbanes-Oxley Act of 2002 by Chief Financial Officer        56 - 57

 32(a) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
          Chief Executive Officer                                          58

 32(b) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
          Chief Financial Officer                                          59