Form 10QSB
period 2006-09-30
TRANSTECH INDUSTRIES INC
filed 2006-11-14
CIK 87799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB
(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2006

                              or

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,979,190 shares of common stock, $.50 par value, outstanding as of November 10, 2006. In addition, at such date, the issuer held 1,885,750 shares of common stock, $.50 par value, in treasury.

Transitional Small Business Disclosure Format
(Check One): Yes     No  X
                                              Page 1 of 51 pages

TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                            I N D E X
                                                          Page(s)
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Financial Statements for the periods ending September 30, 2006 and 2005 are unaudited):

      Consolidated Balance Sheets as of September 30,
        2006 and December 31, 2005	                    3 - 4

      Consolidated Statements of Operations and
        Comprehensive Income (Loss) for the Nine
        Months Ended September 30, 2006 and 2005	        5

      Consolidated Statements of Operations and
        Comprehensive Income (Loss) for the Three
        Months Ended September 30, 2006 and 2005	        6

      Consolidated Statements of Cash Flows for the
        Nine Months Ended September 30, 2006 and 2005       7 - 8

      Notes to Consolidated Financial Statements	   9 - 22

 Item 2. Management's Discussion and Analysis
         or Plan of Operation	                          23 - 39

Item 3. Controls and Procedures	                               40

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	                          41 - 43

Item 2. Unregistered Sales of Equity Securities
          and Use of Proceeds	                               43

Item 3. Defaults Upon Senior Securities	                       43

Item 4. Submission of Matters to a Vote of
         Security Holders	                               43

Item 5. Other Information	                               43

Item 6. Exhibits	                                       44

SIGNATURES	                                               45

EXHIBITS	                                          46 - 51

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)

                             ASSETS

                                       September 30,  December 31,
                                           2006           2005
                                        (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents               $ 3,166         $ 2,071
  Marketable securities                     2,383           4,445
  Accounts receivable - trade                  22              57
  Refundable income taxes                     164             436
  Deferred tax asset                           15              22
  Restricted escrow accounts for
    post-closure costs                      1,007             988
  Prepaid expenses and other                   66              57

      Total current assets                  6,823           8,076

PROPERTY, PLANT AND EQUIPMENT
  Land                                      1,067           1,067
  Buildings and improvements                  179             125
  Machinery and equipment                   3,402           3,098
      Total gross assets                    4,648           4,290
  Less accumulated depreciation             2,988           2,954
      Net property, plant and
        equipment                           1,660           1,336

OTHER ASSETS
  Restricted escrow accounts for
    post-closure costs                      6,497           6,692
  Assets held for sale                        190             190
  Other                                       243             243

      Total other assets                    6,930           7,125

TOTAL ASSETS                              $15,413         $16,537



See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

               CONSOLIDATED BALANCE SHEETS, Cont'd
                           (In $000's)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                       September 30,  December 31,
                                           2006           2005
                                        (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt       $    16         $    21
  Accounts payable                            260             181
  Current portion of income taxes
    payable	                              219             219
  Accrued income taxes                         48             577
  Accrued professional fees                   305             318
  Accrued miscellaneous liabilities           301             315
  Current portion of accrued post-
    closure costs                           1,007             988

        Total current liabilities           2,156           2,619

OTHER LIABILITIES
  Long-term debt                               29              34
  Income taxes payable                        987           1,151
  Accrued post-closure costs                8,479           8,758

        Total other liabilities             9,495           9,943

STOCKHOLDERS' EQUITY
  Common stock, $.50 par value,
    10,000,000 shares authorized,
    4,864,940 shares issued                 2,432           2,432
  Additional paid-in capital                1,450           1,450
  Retained earnings                        10,895          11,191
  Accumulated other comprehensive
    loss                                       (1)            (84)
        Subtotal                           14,776          14,989
  Treasury stock, at cost - 1,885,750
    shares                                (11,014)        (11,014)

        Total stockholders' equity          3,762           3,975

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                    $15,413         $16,537



See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS)
(In $000's, except per share data)
(Unaudited)
                                           For the Nine Months Ended
                                                 September 30,
                                                2006       2005

NET OPERATING REVENUES                         $  277      $  296

COST OF OPERATIONS
  Direct operating costs                          216         193
  Selling, general and administrative
    expenses                                    1,208         943
  Accretion expense                               296         316
    Total cost of operations                    1,720       1,452

LOSS FROM OPERATIONS                           (1,443)     (1,156)

OTHER INCOME (EXPENSE)
  Investment income                               192          70
  Investment income on restricted
    escrow account                                188         229
  Interest expense                                 (6)         (4)
  Rental income                                    61          53
  Proceeds from insurance claims                  435       3,220
  Miscellaneous income (expense)                  136        (244)
    Total other income                          1,006       3,324

INCOME (LOSS) BEFORE INCOME TAX
  EXPENSE(BENEFIT)                               (437)      2,168

  Income tax expense (benefit)                   (141)        836

NET INCOME (LOSS)                              $ (296)     $1,332

NET INCOME (LOSS)PER COMMON SHARE              $ (.10)     $  .45

 NUMBER OF SHARES USED IN CALCULATION       2,979,190   2,979,190

COMPREHENSIVE INCOME (LOSS):
NET INCOME (LOSS)                              $ (296)     $1,332
  Change in unrealized gain (loss),
    net of  tax                                    83         (73)
NET COMPREHENSIVE INCOME (LOSS)                $ (213)     $1,259


See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS)
(In $000's, except per share data)
(Unaudited)
                                          For the Three Months Ended
                                                  September 30,
                                                 2006       2005

NET OPERATING REVENUES                         $  110      $  145

COST OF OPERATIONS
  Direct operating costs                           77          61
  Selling, general and administrative
    expenses                                      339         272
  Accretion expense                                99         102
    Total cost of operations                      515         435

LOSS FROM OPERATIONS                             (405)       (290)

OTHER INCOME (EXPENSE)
  Investment income                                57          33
  Investment income on restricted
    escrow account                                 60          82
  Interest expense                                 (4)         (2)
  Rental income                                    20          11
  Proceeds from insurance claims                   89         510
  Miscellaneous income (expense)                    2           3
    Total other income                            224         637

INCOME (LOSS) BEFORE INCOME TAX
  EXPENSE(BENEFIT)                               (181)        347

  Income tax expense (benefit)                    (69)        189

NET INCOME (LOSS)                              $ (112)     $  158

NET INCOME (LOSS)PER COMMON SHARE              $ (.04)     $  .05

 NUMBER OF SHARES USED IN CALCULATION       2,979,190   2,979,190

COMPREHENSIVE INCOME (LOSS):
NET INCOME (LOSS)                              $ (112)     $  158
  Change in unrealized gain (loss),
    net of  tax                                   165        (100)
NET COMPREHENSIVE INCOME (LOSS)                $   53      $   58


See Notes to Consolidated Financial Statements

                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

                PART I - FINANCIAL INFORMATION, Cont'd

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In $000's)
                              (Unaudited)

                                           For the Nine Months Ended
                                                  September 30,
                                                  2006      2005
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers                $   312   $   636
    Cash paid to suppliers and employees         (1,368)   (1,327)
    Interest and dividends received                 192        70
    Other income received                           633     3,279
    Interest paid                                    (6)       (4)
    Income taxes paid, net of refunds              (281)     (516)
    Payment of post-closure costs,  net of
        proceeds from escrow of $424 and
        $483, respectively                         (102)      (20)
    Net cash (used in) provided from
        operating activities                       (620)    2,118

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale and maturity of
        marketable securities                     6,589     2,979
    Purchase of marketable securities            (4,507)   (4,552)
    Collection of notes receivable                    1         5
    Collection of escrowed proceeds                  -        123
    Purchase of property, plant and
        equipment                                  (358)      (17)
      Net cash (used in) provided by
        investing activities                      1,725    (1,462)

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from vehicle financing                  25        -
    Principal payments on vehicle financing         (35)      (15)
      Net cash from (used in) financing
        activities                                  (10)      (15)

  NET INCREASE IN CASH AND CASH EQUIVALENTS       1,095       641
  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE YEAR                                   2,071     1,038
  CASH AND CASH EQUIVALENTS AT END OF
    THE QUARTER                                 $ 3,166   $ 1,679

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                           (In $000's)
                           (Unaudited)

                                           For the Nine Months Ended
                                                  September 30,
                                                 2006       2005
RECONCILIATION OF NET INCOME (LOSS) TO NET
CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES:

NET INCOME (LOSS)                             $  (296)    $ 1,332

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES:
  Depreciation                                     34          32
  Accretion expense                               296         316
  Earnings on restricted escrow accounts         (188)       (229)
 (Increase) decrease in assets:
  Accounts receivable net                          35         294
  Refundable income taxes                         272          -
  Prepaid expenses and other                       (8)        (13)
Increase (decrease) in liabilities:
  Accounts payable and accrued
    miscellaneous expenses                         43         162
  Income taxes payable                           (164)       (164)
  Accrued income taxes                           (529)        485
  Accrued professional fees                       (13)        (77)
  Accrued post-closure costs, net of
    proceeds from escrow of $424 and $483,
    respectively                                 (102)        (20)

NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                   $ (620)    $ 2,118




See Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

	The accompanying unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of this Form 10-QSB may wish to refer to the Company's Form 10-KSB for the year ended December 31, 2005 for further information.

	The financial information has been prepared in accordance with the Company's customary accounting practices except for certain reclassifications to the 2005 consolidated financial statements in order to conform to the presentation followed in preparing the 2006 consolidated financial statements.

	Quarterly financial information has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature except as disclosed herein.

	In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates. See Part I, Item 2. Management's Discussion and Analysis or Plan of Operation for additional information regarding the estimates and assumptions the Company makes that affect its consolidated financial statements.

	The Company sells the electricity it generates to a local utility. Such sales account for 100% of the Company's Net Operating Revenues for the nine months ended September 30, 2006 and 2005, and represented 100% of the Company's Accounts Receivable - Trade as of September 30, 2006 and December 31, 2005.


	The Company's adoption of the recent accounting pronouncements SFAS No. 123R and SFAS No. 158 had no effect on the Company's basic and diluted loss per share for the nine months ended September 30, 2006.

NOTE 2 - MARKETABLE SECURITIES

	At September 30, 2006, the Company's marketable securities consisted primarily of U. S. Treasury bills classified as available-for-sale and are carried at their fair value of $2,383,000, with a cost of $2,352,000 and unrealized gains of $31,000. At December 31, 2005, the Company's marketable securities consisted primarily of U.S. Treasury bills classified as available-for-sale and are carried at their fair value of $4,445,000 with a cost of $4,433,000, and gross unrealized gains of $12,000. The unrealized gains related to the Company's marketable securities are included in stockholder's equity, net of income tax (stockholders' equity also includes net unrealized losses related to the restricted escrow accounts discussed in
Note 4). Proceeds from the maturity of marketable securities for the nine months ended September 30, 2006 were $6,589,000. No marketable securities were sold prior to their maturity during the period in both 2006 and 2005.

NOTE 3 - ASSETS HELD FOR SALE

Assets held for sale consist of real property and buildings located in Deptford, N.J. under contract for sale and are carried at a cost, net of depreciation, of $190,000 as of September 30, 2006 and December 31, 2005. On October 19, 2006, Transtech Industries, Inc. ("Transtech"), and its wholly owned subsidiaries Birchcrest, Inc. ("Birchcrest") and Kinsley's Landfill, Inc. ("Kinsley's")(collectively referred herein as the "Company"), completed the sale of this real property and buildings pursuant to the contract with BWF Development, Inc. ("BWF"). The real estate sold consists of approximately 60 acres of land (45 acres usable land and 15 acres of wetlands), upon which two metal buildings and two private residences are situated. Kinsley's and Birchcrest continue to own approximately 364 contiguous acres adjacent to the property sold, of which approximately 110 acres is occupied by the closed Kinsley's Landfill.

	The Company initially agreed to sell property to BWF pursuant to the Agreement of Purchase and Sale dated May 17, 2001. The May 17, 2001 agreement was amended as of December 20, 2002 and on April 20, 2006 (the
May 17, 2001 agreement as amended is referred herein as the "Agreement"). BWF assigned its rights and obligations under the Agreement on October 19, 2006 to a group consisting of five parties; RB-3 Associates, Benderson Properties, Inc., the Randall Benderson 1993-1 Trust, Feuerstein
Associates, LLC and Wainco Properties, LLC (the five parties collectively referred herein as "Buyer").

	The gross sales price for the land and buildings was $2,244,500, consisting of (a) a base price of $2,153,000, plus (b) a portion, $90,000, of the total $216,000 of monthly payments paid by BWF prior to closing in accordance with the Agreement, plus (c) $1,500 representing the portion of the monthly payment due from BWF for October 2006. The total of the monthly payments, $216,000, was applied toward the gross sales price, and the balance due of $2,028,500 was paid in cash at closing. The land and buildings sold had been categorized as "Assets Held for Sale" on the Company's financial statements and carried at a cost, net of depreciation, of $190,000. The monthly payments had been treated as un-earned income for financial presentation purposes, and reported as an accrued miscellaneous liability. The Company will report the pretax gain from the sale, estimated at approximately $1.9 million net of transaction costs, in its financial statements for the year-ended December 31, 2006.

	Kinsley's and another Transtech subsidiary utilized one of the two metal buildings included in the sale to store their machinery and equipment. On October 19, 2006, Kinsley's and Buyer entered into a Use and Occupancy Agreement that permits Kinsley's to utilize the building and an access-way from closing through June 2007, during which time Kinsley's intends to construct a replacement building. Kinsley's must pay rent at the rate of $2,000 per month for use of the building for the period of January 1, 2007 through June 30, 2007. No rent is payable for the period from closing to December 31, 2006. Kinsley's agreed to pay the Buyer $40,000 per month, on a pro-rated daily basis, for each day it occupies the building and access way subsequent to June 30, 2007. The Company provided the Buyer a security deposit of $100,000 to assure Kinsley's performance under the Use and Occupancy Agreement, to fund the remediation of any contamination found of the property sold that is determined to have occurred between April 2006 and the closing, and the release of a $140,000 claim against the property sold related to a previously retired mortgage.

	Kinsley's and Birchcrest will no longer receive combined income of approximately $4,665 per month from the rental of the second metal building and one residence situated on the property sold. The second residence was unoccupied. Kinsley's also received rental income from leasing a portion of its property to a local radio station pursuant to a lease dated March 1, 1995, as amended (the "Tower Lease"). The radio station operates four transmission antennas on the leased property. Three of the towers are situated on property sold to the Buyer and one tower is situated on property retained by the Kinsley's. On October 19, 2006 Kinsley's assigned the Tower Lease to the Buyer, and entered into a lease with the Buyer for the portion of Kinsley's property upon which the one tower is situated. The rent payable pursuant to the Tower Lease currently equals $1,854 per month and $155 reimbursement for real estate taxes attributable to the property. Rent payable to Kinsley's from the Buyer will equal 20% of future Tower Lease rent payments and 35% of the real estate tax reimbursement payable under the Tower Lease. Kinsley's lease with the Buyer runs contemporaneously with the Tower Lease, which expires February 2010 and is renewable in five year increments through February 2030. No additional consideration was received by the Company for either the foregone rental income or the assignment of the Tower Lease.

      Birchcrest, Kinsley's and the Buyer also entered into two agreements on October 19, 2006 which grants perpetual easement rights with respect to portions of the other party's property. Specifically, Birchcrest and Kinsley's granted the Buyer easement rights for the placement and maintenance of signage along the boundary of certain lots owned by them.
The Buyer granted Kinsley's easement rights pertaining to the drainage of storm-water from Kinsley's property onto a portion of the wetlands sold to the Buyer. Kinsley's agreed to maintain the area subject to such easement. No additional consideration was exchanged among the parties for the granting of the easements.

	The Company is pursuing the disposition of its remaining property through the sale of individual parcels and/or groups of parcels. The Company is unable to determine when sale(s) of the remaining parcels will ultimately be consummated and proceeds received given the proximity of the properties to the landfill, access issues and the location of wetlands on certain parcels.


NOTE 4 - RESTRICTED ESCROW ACCOUNTS FOR POST-CLOSURE COSTS

       At September 30, 2006 and December 31, 2005 the Company held $7,504,000 and $7,680,000, respectively, in restricted escrow accounts which are to be used to fund post-closure costs at Kinsley's Landfill. The escrow funds are legally restricted for purposes of settling closure and post-closure costs, and were established to provide financial assurance through the deposit of a portion of the tipping fee charged when the landfill was operating. The balance of funds, if any, remaining after the end of the post-closure activities will revert to the State of New Jersey. The escrow for post-closure costs primarily consists of U.S. Treasury Notes and government backed debt securities. At September 30, 2006 the securities are carried at their fair value of $7,504,000, with a cost of $7,525,000, unrealized gains of $55,000 and unrealized losses of $76,000. At December 31, 2005 the securities had a fair market value of $7,680,000, with a cost of $7,771,000, unrealized gains of $30,000 and unrealized losses of $121,000. The net unrealized losses are included in stockholder's equity for the respective periods (stockholders' equity also includes net unrealized gains related to the Company's marketable securities discussed in
Note 2). The portion of the restricted escrow funds reported as current equals the current portion of post-closure costs related to the Kinsley's Landfill (see Note 6).

NOTE 5 - INCOME TAXES

	The Company recognized a federal income tax benefit for the nine months ended September 30, 2006 due to its ability to carry-back net operating losses to 2005 for credit against federal income taxes paid with respect to such year. Federal tax laws limit the carry-back of losses to two preceding years.

	The provision for income tax expense (benefit) for the nine months ended September 30, 2006 and 2005 is based upon the Company's anticipated annual effective tax rate and consists of the following (table in 000's):
                                           2006      2005
Provision for operations
  Currently payable (refundable):
    Federal                               $(141)     $698
    State                                    -        138
                                           (141)      836
  Deferred:
    Federal                                  -         -
    State                                    -         -
                                             -         -
  Total income tax provision (benefit)    $(141)     $836

	Income taxes payable represents the amount due the United States Internal Revenue Service (the "Service") in settlement of litigation concluded during October 2000 regarding the Company's tax liability for taxable years 1980-88 and certain issues from taxable years 1989-91. The Company settled all of the issues before the Tax Court and reached agreement with the Service as to its tax liability for all taxable years through 1996. During July 2004, the Service accepted the Company's Offer in Compromise (the "Offer") which requested a reduction in the amount payable with respect to such settlements and permission to pay the reduced obligation in installments. The Offer committed the Company to pay a total of $2,490,000 in satisfaction of the assessed federal income taxes and interest. A payment of $810,000 was made during October 2004 and the balance due is being paid in monthly installments over nine years as follows: (a) $18,230 per month for each of the forty-eight months beginning August 2004, and (b) $13,416 per month for each of the following sixty months beginning August 2008. The total of the installments paid through September 30, 2006 equals approximately $474,000. The approximate amounts due for the five years subsequent to September 30, 2006 are as follows: $219,000; $209,000; $161,000; $161,000; and $161,000. The Service does not impose interest on amounts payable pursuant to the Offer. The Company is permitted to receive refunds of prior tax overpayments and from the carryback of losses. Should the Company default in any of the terms of the Offer, the Service may initiate suit to impose one or more remedies available to it, including the reinstatement of the total amount previously assessed and/or impose interest.

	The sum of the payments due during the twelve months subsequent to September 30, 2006 has been classified as a current liability and the balance of the payments due have been classified as a long-term liability.

	The Company has paid state income taxes and interest due, in accordance with its calculations, as a result of the settlements with the Service. However state tax authorities may assert that additional interest and penalties are owed in connection with the state tax liability arising from these settlements. The accrued income taxes classified as current as of September 30, 2006 includes $48,000 for accrued state interest.

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

	The following table summarizes the actual activity in the Company's asset retirement obligation liabilities for post-closure costs for the nine months ended September 30, 2006 (table in $000):

                                             2006

      Asset retirement obligation
        liability, beginning of period      $ 9,746
      Accretion expense                         296
      Obligations settled during
        the period                             (742)
      Other adjustments                         186
      Asset retirement obligation
        liability, end of period              9,486
          Less: Current portion              (1,007)

          Long-term portion                 $ 8,479

	The amount reported as current portion represents the estimate of the cost to be incurred during the subsequent twelve months.

	The Company has begun re-grading a section of the Kinsley's Landfill in accordance with a plan approved by the New Jersey Department of Environmental Protection ("NJDEP"). The re-grading plan calls for the use of both recycled and non-recycled materials to fill and re-contour the areas of the mound containing depressions. The Company receives a fee to accept certain of the recycled materials. The costs incurred for re-grading activities shall be paid from such fees. However, costs incurred for re-grading activities in excess of such fees, if any, will be submitted to NJDEP for reimbursement from the Kinsley's Escrow. The amount reported as Other adjustments in the above table equals the proceeds generated from the materials received in the re-grading project at the Kinsley's Landfill, less related re-grading expenses.

	The Company's total and current portion of accrued post-closure costs by site as of September 30, 2006 and December 31, 2005 are as follows (table in $000's):

                                     September 30,  December 31,
                                             2006           2005
            Kinsley's landfill             $ 9,458        $ 9,706
            Mac landfill                        28             40
             Total                         $ 9,486        $ 9,746

            Kinsley's landfill             $   988        $   969
            Mac landfill                        19             19
            Current portion                $ 1,007        $   988

	The post-closure maintenance costs of the Kinsley's Landfill are funded from a restricted escrow account (see Note 4).

	The Company intends to annually review its calculations with respect to landfill asset retirement obligations unless there is a significant change in the facts and circumstances related to a landfill during the year, in which case the Company will review its calculations after the significant change has occurred.

Contingent Environmental Liabilities

	During November 2004, the Company along with fourteen other potentially responsible parties was named as respondents to an Unilateral Administrative Order issued by the United States Environmental Protection Agency ("EPA") regarding a site located in Carlstadt, New Jersey. The site is known as the Scientific Chemical Processing Superfund Site (the "SCP Site"). and has been undergoing remediation pursuant to an Administrative Order issued by the EPA in 1990. The November 2004 Unilateral Administrative Order seeks contribution from the fifteen respondents, and a group of sixty nine other potentially responsible parties, toward the remediation of an area designated Operable Unit 2, estimated to cost $7.5 million, and reimbursement to the EPA of $2.0 million of alleged past oversight and administrative costs (see Part II, Item 1. Legal Proceedings). The Company ceased operations of a solvents recovery facility at the site in 1970. The Company, together with the property owner, have contributed cash and proceeds from insurance settlements toward the remediation of the SCP Site. Such contributions total $16.4 million through December 31, 2005, plus interest earned thereon, which the Company believes should satisfy the share of remediation costs which could be found attributable to the Company for the SCP Site.

	The Company was one of 158 recipients of a Notice of Potential Liability and Request to Perform Remedial Investigation/Feasibility Study (the "Notice"), issued by the EPA on March 9, 2006, regarding the contamination of the Berry's Creek Study Area (the "Creek Area") located in Bergen County, N.J. A tributary adjacent to the SCP Site flows into Berry's Creek. The Creek Area includes the approximately seven miles long water body known as Berry's Creek, a canal, all tributaries to Berry's Creek and related wetlands. Tidal areas of the river into which Berry's Creek empties are also subject of the Notice. Each recipient of the Notice is designated as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), and may be held liable for the cleanup of the Creek Area and costs the EPA has incurred with regard to the Creek Area. The investigation and feasibility study regarding the scope of the remediation of the Creek Area is ongoing. The selection of the ultimate remediation methodology from alternative approaches is expected to be made by the EPA in 2010. Since no discovery has taken place concerning allegations against the Company, it is not possible to estimate the Company's ultimate liability, if any, with respect to the Creek Area.

      The Kin-Buc Landfill is located in Edison, New Jersey, and was operated on property both owned and leased by the Company's subsidiary, Kin-Buc, Inc. ("Kin-Buc"). Operations at the Kin-Buc Landfill ceased in 1977. The operation and maintenance of remedial measures implemented at the Kin-Buc Landfill continue pursuant to the provisions of Administrative Orders issued by the EPA to the Company and other respondents, including SCA Services, Inc. ("SCA"), an affiliate of Waste Management, Inc. ("WMI"). During December 1997, the Company entered into four agreements that settled lawsuits related to the allocation of costs of remediation of the Kin-Buc Landfill and substantially relieved the Company from certain future obligations with respect to the site. As part of the settlement, SCA agreed to defend and indemnify Transtech, Kin-Buc and another subsidiary, Filcrest Realty, Inc. ("Filcrest") from claims by non-settling non-municipal waste and municipal waste potentially responsible parties in the litigation. SCA also agreed to defend and indemnify the Company from certain liabilities in connection with the remediation of the Kin-Buc Landfill. However, the Company remains a responsible party under the Administrative Orders issued by the EPA discussed above, and continues to incur administrative and legal costs for issues and activities related to the site.

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

NOTE 7 - LONG-TERM DEBT

	Long-term debt consists of the following as of September 30, 2006 and December 31, 2005 (table in $000's, except for monthly installment amounts):
                                         September 30,   December 31,
                                             2006          2005

Note payable to bank due in monthly
  installments of $691, including
  interest at 7.0% per annum, to August
  2007; secured by a vehicle carried
  at a net book value of $14                $  7          $ 12

Note payable to a finance company,
  non-interest bearing, due in monthly
  installments of $884, including
  effective interest at 5.5% per annum,
  to July 2008 (less unamortized discount
  of $6); secured by a  vehicle carried
  at a net book value of $29                   -            26

Note payable to a finance company, due
  in monthly installments of $459,
  including interest at 7.99% per annum,
  to August 2009; secured by a vehicle
  carried at a net book value of $17           14           17

Note payable to a bank, due in monthly
  installments of $505, including
  interest at 7.75% per annum, to June
  2011; secured by a vehicle carried
  at a net book value of $24                   24           -

Total long-term debt                           45           55
    Less: Current portion                     (16)         (21)
Long-term portion                            $ 29         $ 34

NOTE 8 - SEGMENT INFORMATION

	  The Company's continuing operations are grouped into three segments:
(a) operations which generate electricity from recovered methane gas, (b) operations which perform maintenance, remediation, closure, post-closure and related services on landfill sites, and (c) corporate and other. Corporate and other includes selling, general and administrative expenses not specifically allocable to the other segments. Corporate assets are represented primarily by cash and cash equivalents, marketable securities and real estate held for investment and sale. Financial information by segment for the nine months ended September 30, 2006 and 2005 follows.

(table in $000's)          Electricity  Environmental Corporate
                           Generation     Services    and Other   Total

2006
  Gross operating revenues    $  277       $  951     $    -    $ 1,228
  Eliminations (a)            $   -        $ (951)    $    -    $  (951)
  Net operating revenues      $  277           -           -    $   277
  Depreciation expense        $    7       $   18     $     9   $    34
  Income (loss)
    from operations (b)       $   68       $  (53)    $(1,458)  $(1,443)
  Capital expenditures        $  260       $   86     $    12   $   358

2005
  Gross operating revenues    $  296       $  652     $    -    $   948
  Eliminations (a)            $   -        $ (652)    $    -    $  (652)
  Net operating revenues      $  296       $   -      $    -    $   296
  Depreciation expense        $    7       $   17     $     8   $    32
  Income (loss)
    from operations (b)       $  103       $   45     $(1,304)  $(1,156)
  Capital expenditures        $   13       $    -     $     4   $    17

	(a) Eliminations include intercompany sales, billings to the Kinsley's Escrow and fees received in conjunction with the Kinsley's Landfill re-grading project.

      (b) Income (loss) from operations of the Environmental Services segment includes accretion expense of $296,000 and $316,000 for 2006 and 2005, respectively.

NOTE 9 - LEGAL PROCEEDINGS

	See Part II, Item 1. Legal Proceedings of this Form 10-QSB for a discussion of recent developments with respect to the Company's legal matters.

NOTE 10 - SUBSEQUENT EVENTS

	On October 19, 2006, the Company completed the sale of approximately 60 acres of real property upon which two buildings and two houses are situated. See Note 3 - Assets Held for Sale for a description of the transaction.

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

Results of Operations

Results for the nine months ended September 30, 2006 and 2005

	Consolidated net operating revenues were $277,000 for the nine months ended September 30, 2006, a decrease of $19,000 or 6%, compared to $296,000 for the period ended September 30, 2005. Consolidated operating revenues by business segment for the nine months ended September 30, 2006 and 2005 were as follows (in $000):

                                        2006       2005

          Environmental Svcs.         $  951       $652
          Electricity Generation         277        296
          Subtotal                     1,228        948
          Eliminations                  (951)      (652)
          Net Operating Revenues      $  277       $296

	The environmental services segment provides construction, remedial and maintenance services at landfills, commercial and industrial sites, and manages methane gas recovery operations. The environmental services segment reported $951,000 of gross operating revenues for the period in 2006 (prior to eliminations) compared to $652,000 for the period in 2005.

	The Company's environmental services segment performs post-closure activities on landfills previously operated by the Company's subsidiaries. Post-closure work performed on a landfill owned by the Company, the Kinsley's Landfill, is submitted for reimbursement to a restricted escrow account established to finance the post-closure activities at the site (the "Kinsley's Escrow") (see Notes 4 and 6 to the Company's Consolidated Financial Statements). The Company billed the Kinsley's Escrow approximately $616,000 and $635,000 for post-closure maintenance performed during the nine months ended September 30, 2006 and 2005, respectively. The Company has begun re-grading a section of the Kinsley's Landfill in accordance with a plan approved by the New Jersey Department of Environmental Protection ("NJDEP"). The re-grading plan calls for the use of both recycled and non-recycled materials to fill and re-contour the areas of the mound containing depressions. The Company receives a fee to accept certain of the recycled materials. The costs incurred for re-grading activities shall be paid from such fees. However, costs incurred for re-grading activities in excess of such fees, if any, will be submitted to NJDEP for reimbursement from the Kinsley's Escrow. The gross revenue reported for the environmental services segment for the period in 2006 includes $323,000 from such fees (see Note 6). The Company intends to utilize recycled materials to the fullest extent possible in order to minimize the amount of re-grading costs paid from the Kinsley's Escrow, if any. Billings to the Kinsley's Escrow and for services provided to members of the consolidated group, and the fees received in conjunction with the re-grading project, are eliminated in the calculation of net operating revenue.

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

	Revenues from the segment that generates electricity using methane gas as fuel were approximately $277,000 and $296,000 for the nine months ended September 30, 2006 and 2005, respectively. Methane gas is a component of the gas generated by landfills. The electricity generating facility is located at the Kinsley's Landfill and consists of four trailer mounted diesel engine/electricity generator units ("Gen-set(s)") each capable of generating approximately 11,000 kWh/day when operating at 85% capacity.
Only two of the Gen-sets are operating. The third gen-set is undergoing major repair, and repairs to the fourth gen-set have been deferred. Electricity generated is sold pursuant to a contract with a local utility. Revenues are a function of the number of kilowatt hours sold, the rate received per kilowatt hour and capacity payments. The Company sold 4.6 million kWh during the nine months ended September 30, 2006 compared to 4.3 million kWh sold in the period of the prior year. The average combined rate received (per Kilowatt and capacity payment) in the current period decreased approximately 14% when compared to the comparable period last year. Engineering studies indicate that the quantity of gas generated by the landfill is declining but sufficient to continue the operation of the facility for at least seven years. Elements of the landfill gas are more corrosive to the equipment than traditional fuels, resulting in more hours dedicated to repair and maintenance than with equipment utilizing traditional fuels.

Cost of Operations

	Consolidated direct operating costs for the nine months ended September 30, 2006 were $216,000, an increase of $23,000 or 12% when compared to $193,000 reported for the period in 2005. Substantially all the costs of operations related to the environmental services segment for the period in 2005 were incurred for the intercompany transactions described above and, therefore, eliminated in consolidation. The costs incurred by the environmental segment remaining after the elimination of intercompany activity were $8,000 for the period in 2006. The costs of the electricity generating segment were $208,000 for the period in 2006, compared to $193,000 reported for the period in 2005. An additional $13,000 incurred for re-building ancillary equipment was capitalized during the nine months ended September 30, 2005.

	Consolidated selling, general and administrative expenses for the nine months ended September 30, 2006 were $1,208,000, an increase of $265,000 or 28% from $943,000 reported for the period in the prior year. Components of selling, general and administrative expenses for the nine months ended September 30, 2006 and 2005 were as follows:

                                        2006             2005
Legal expenses                     $  293,000        $ 168,000
Other professional fees               121,000          105,000
Non-operating subsidiary expenses      42,000           40,000
All other administrative expenses     752,000          630,000
  Total                            $1,208,000        $ 943,000

	Legal expenses reported for the period in 2006 and 2005 include approximately $168,000 and $64,000, respectively, of fees for matters related to the Company's landfills or the remediation of sites to which the Company has been named as a PRP or potential PRP. Such fees in the period for 2006 were primarily attributable to matters related to the Kin-Buc Landfill and the Berry's Creek Study Area. The Company also incurs legal and other professional fees during the course of evaluating businesses for possible acquisition. The increase in legal and other professional fees for the period in 2006 was also due, in part, to such costs as the Company conducted due diligence of a company for acquisition. The operating costs of the non-operating subsidiaries, consisting primarily of insurance premiums, franchise, corporate and real estate taxes, aggregated approximately $42,000 and $40,000 for the period in 2006 and 2005, respectively. All other administrative expenses increased $122,000 to $752,000 for the period in 2006 from $630,000 for the period in 2005. Approximately $22,000 of the increase is attributable to the reversal of the allowance for a bad debt reported in the period in 2005. The balance of the increase was primarily due to increases in personnel related expenses and general operating expenses. Professional fees and administrative costs also continue to be incurred in regard to the Company's business development and asset divestiture efforts (see Liquidity and Capital Resources below).

	Consolidated accretion expense recognized on the Company's asset retirement obligation for landfill post-closure costs was $296,000 and $316,000 for the nine months ended September 30, 2006 and 2005, respectively.

Operating Loss

	The Company's consolidated operating loss for the nine months ended September 30, 2006 increased to $1,443,000 from a loss of $1,156,000 reported for the period in 2005.

Other Income (Expense)

	Consolidated investment income was $192,000 for the nine months ended September 30, 2006 versus $70,000 reported for the period in 2005 due to an increase in the amount of cash equivalents and marketable securities available for investment and the receipt of interest earned on the income tax refund received during the period in 2006.

	Consolidated investment income earned on the restricted escrow accounts dedicated to the funding of the Company's landfill post-closure costs was $188,000 and $229,000 for the nine months ended September 30, 2006 and 2005, respectively.

	Consolidated interest expense was $6,000 and $4,000 for the nine months ended September 30, 2006 and 2005, respectively.

	Consolidated rental income, net of related expenses, was $61,000 and $53,000 for the nine months ended September 30, 2006 and 2005, respectively. Income included in this category consists of income earned from the rental of certain of the Company's property held for sale (see Liquidity and Capital Resources - Assets Held for Sale below) and net royalty payments received from the lessee of certain of the Company's real property situated beneath the lessee's landfill.

	Proceeds from insurance claims of $435,000 and $3,220,000 reported for the nine months ended September 30, 2006 and 2005, respectively, represent the proceeds received from claims filed against certain of the Company's insolvent excess insurance carriers. See "Liquidity and Capital Resources
- Insurance Claims for Past Remediation Costs" for further discussion of this issue.

	Consolidated miscellaneous income for the nine months ended September 30, 2006 was $136,000 versus an expense of $244,000 reported for the period in 2005. The income reported in the period for 2006 includes $129,000 received in settlement of litigation initiated by the Company regarding its interest in a former real estate partnership. The expense for the period in 2005 includes a charge of $250,000 related to a payment made pursuant to a 2001 agreement that was contingent upon the Company's receipt of proceeds from claims against excess insurance carriers discussed above.

Income (Loss) before Income Tax Expense (Benefit)

	The consolidated loss before income tax expense (benefit) was $437,000 for the nine months ended September 30, 2006, compared to income of $2,168,000 for the period in 2005.

Income Tax Expense (Benefit)

	The provision for federal and state income tax benefit for the nine months ended September 30, 2006 equaled $141,000. The Company recognized federal income tax benefit for the period due to its ability to carry-back net operating losses to 2005 for credit against federal income taxes paid with respect to such year. The provision for federal and state income tax expense for the period in 2005 equaled $836,000.

Net Income (Loss)

	Net loss for the nine months ended September 30, 2006 was $296,000 or $.10 per share, compared to net income of $1,332,000 or $.45 per share, for the nine months ended September 30, 2005.

Results for the three months ended September 30, 2006 and 2005

	Consolidated net operating revenues were $110,000 for the three months ended September 30, 2006, a decrease of $35,000 or 24%, compared to $145,000 for the period ended September 30, 2005. Consolidated operating revenues by business segment for the three months ended September 30, 2006 and 2005 were as follows (in $000):

                                        2006       2005

          Environmental Svcs.           $334       $223
          Electricity Generation         110        145
          Subtotal                       444        368
          Eliminations                  (334)      (223)
          Net Operating Revenues        $110       $145

	The environmental services segment reported $334,000 of gross operating revenues for the period in 2006 (prior to eliminations) compared to $223,000 for the period in 2005. The Company billed the Kinsley's Escrow approximately $190,000 and $220,000 for post-closure services performed during the three months ended September 30, 2006 and 2005, respectively. Revenues of the environmental services segment for the period in 2006 also include $139,000 of fees received for accepting re-cycled materials utilized in conjunction with the re-grading project at the Kinsley's Landfill. Billings to the Kinsley's Escrow and for services provided to members of the consolidated group, and fees received in conjunction with the re-grading project are eliminated in the calculation of net operating revenue.

	Revenues from the segment that generates electricity using methane gas as fuel were approximately $110,000 and $145,000 for the three months ended September 30, 2006 and 2005, respectively. The Company sold 1.7 million kWh during the three months ended September 30, 2006 compared to 1.6 million kWh sold in the period of the prior year. The average combined rate received (per Kilowatt and capacity payment) in the current period decreased 32% when compared to the comparable period last year. The decrease in the rate received reflects a decrease in pricing experienced in the combined Pennsylvania, Maryland and New Jersey wholesale market.

Cost of Operations

	Consolidated direct operating costs for the three months ended September 30, 2006 were $77,000, an increase of $16,000 or 26% when compared to $61,000 reported for the period in 2005. Substantially all the costs of operations related to the environmental services segment for the period in 2006 were incurred for intercompany transactions and, therefore, eliminated in consolidation. The costs incurred by the environmental segment remaining after the elimination of intercompany activity were $3,000 for the period in 2005. The costs of the electricity generating segment were $77,000 for the period in 2006, an increase of $19,000 or 33% when compared to $58,000 reported for the period in 2005. The increase was primarily due to an increase in equipment repair costs.

	Consolidated selling, general and administrative expenses for the three months ended September 30, 2006 were $339,000, an increase of $67,000 or 25% from $272,000 reported for the period in the prior year. Components of selling, general and administrative expenses for the three months ended September 30, 2006 and 2005 were as follows:

                                        2006             2005
Legal expenses                      $  60,000        $  51,000
Other professional fees                24,000           43,000
Non-operating subsidiary expenses      10,000           11,000
All other administrative expenses     245,000          167,000
  Total                             $ 339,000        $ 272,000

	Legal expenses reported for the period in 2006 and 2005 include approximately $29,000 and $22,000, respectively, of fees for matters related to the Company's landfills or the remediation of sites to which the Company has been named as a PRP or potential PRP. Such fees for the period in 2006 were primarily attributable to the Berry Creek Study Area issue. The increase in legal and other professional fees for the period in 2006 was also due in part to the Company's due diligence investigation of a company for possible acquisition. The operating costs of the non-operating subsidiaries, consisting primarily of insurance premiums, franchise, corporate and real estate taxes, aggregated approximately $10,000 and $11,000 for the period in 2006 and 2005, respectively. All other administrative expenses increased $78,000 to $245,000 for the period in 2006 from $167,000 for 2005. Approximately $22,000 of the increase is attributable to the reversal of the allowance for a bad debt reported in the period in 2005. The balance of the increase is due to increases in general operating expenses and personnel related expenses.

	Consolidated accretion expense recognized on the Company's asset retirement obligation for landfill post-closure costs was $99,000 and $102,000 for the three months ended September 30, 2006 and 2005, respectively.

Operating Loss

	The Company's consolidated operating loss for the three months ended September 30, 2006 increased to $405,000 from $290,000 reported for the period in 2005.

Other Income (Expense)

	Consolidated investment income was $57,000 for the three months ended September 30, 2006 versus $33,000 reported for the period in 2005 due to an increase in the amount of cash equivalents and marketable securities available for investment during the period in 2006.

	Consolidated investment income earned on the restricted escrow accounts dedicated to the funding of the Company's landfill post-closure costs was $60,000 and $82,000 for the three months ended September 30, 2006 and 2005, respectively.

	Consolidated interest expense was $4,000 and $2,000 for the three months ended September 30, 2006 and 2005, respectively.

	Consolidated rental income, net of related expenses, was $20,000 and $11,000 for the three months ended September 30, 2006 and 2005, respectively.

	Proceeds from insurance claims of $89,000 and $510,000 reported for the three months ended September 30, 2006 and 2005, respectively, represents the proceeds received from claims filed against certain of the Company's insolvent excess insurance carriers. See "Liquidity and Capital Resources - Insurance Claims for past Remediation Costs" for further discussion of this issue.

	Consolidated miscellaneous income (expense) equaled $2,000 and $3,000 for the three months ended September 30, 2006 and 2005, respectively.

Income (Loss) before Income Tax Expense (Benefit)

	The consolidated loss before income tax expense (benefit) was $181,000 for the three months ended September 30, 2006, compared to income of $347,000 for the period in 2005.

Income Tax Expense (Benefit)

	The provision for federal and state income tax benefit for the three months ended September 30, 2006 equaled $69,000. The provision for federal and state income tax expense for the period in 2005 equaled $189,000.

Net Income (Loss)

	Net loss for the three months ended September 30, 2006 was $112,000 or $.04 per share, compared to net income of $158,000 or $.05 per share, for the three months ended September 30, 2005.

Liquidity and Capital Resources

General

	The Company faces significant short-term and long-term cash requirements for (i) funding its professional and administrative costs,
(ii) federal income taxes payable, and (iii) funding post-closure costs and other expenses associated with sites of past operations. As discussed below, the Company owes the Internal Revenue Service (the "Service") approximately $1.2 million as a result of the settlement of issues before the U.S. Tax Court regarding the Company's income tax liability for the years 1980 through 1991. The Company's past participation in the waste handling, treatment and disposal industries subjects the Company to future events or changes in environmental laws or regulations, that cannot be predicted at this time, which could result in material increases in post-closure costs, and other potential liabilities that may ultimately result in costs and liabilities in excess of its available financial resources. In addition, the Company cannot ascertain if its operations and funding sources will be adequate to satisfy its future cash requirements.

Statement of Cash Flow

	Net cash used in operating activities for the nine months ended September 30, 2006 equaled $620,000 compared to $2,118,000 provided from operations for the period in 2005. The primary sources of cash from operating activities for the period in 2006 was $633,000 of other income, which included $435,000 received from estates of insolvent insurers, and $129,000 of proceeds from the settlement of litigation related to an investment in a real estate partnership. The primary source of cash from operating activities in 2005 was $3,220,000 received from the estates of insolvent insurers. The primary use of cash in operating activities in 2006 and 2005 was the amount paid to suppliers and employees. A significant use of cash in operating activities for the period in 2006 was the payment of $531,000 toward income taxes accrued for 2005, reported net of a $436,000 federal income tax refund received during May 2006, and for both 2006 and 2005, installments paid pursuant to the Company's Offer in Compromise discussed below. Payments of landfill post-closure costs related to the Kinsley's Landfill and the Mac Landfill were $526,000 and $503,000 for the period in 2006 and 2005, respectively. Certain post-closure maintenance costs of the Kinsley's Landfill are initially paid by the Company, such as personnel costs and other necessary materials or services for which credit terms are limited. The Company seeks reimbursement for such payments from the restricted escrow accounts dedicated to fund the post-closure costs of the Kinsley's Landfill. The proceeds from post-closure escrow funds reported for 2006 and 2005, $424,000 and $483,000 respectively, were received from the Kinsley's Escrow. Post-closure costs of the Mac Landfill are funded from the Company's general funds, and equaled $12,000 and $20,000 for the period in 2006 and 2005, respectively. See Note 6 to the Company's Consolidated Financial Reports for further discussion of the Company's landfill post-closure cost obligations.

  Net cash flow provided by investing activities equaled $1,725,000 for the period in 2006 versus a use of $1,462,000 reported for the period for 2005. The increase in the funds provided in 2006 was primarily due to the timing of the maturity of investments. The funds invested in marketable securities during the period in 2005 were greater than the amount of funds utilized for operations or retained as cash equivalents. Capital expenditures of $358,000 for the period in 2006 include $260,000 expended for refurbishing a GenSet, $54,000 expended toward the construction of a new maintenance facility at Kinsley's Landfill, $28,000 for a vehicle and the balance for miscellaneous equipment. Capital expenditure of $17,000 for the period in 2005 includes $13,000 for refurbishing gas blowers, and the balance for
miscellaneous equipment.   The cash flow used in financing activities of
$10,000 reported for the period in 2006 reflects payments toward long term debt in excess of proceeds from financing.

	As a result of these activities, funds held by the Company in the form of cash and cash equivalents increased for the nine months ended September
30, 2006 by $1,095,000 from December 31, 2005, versus an increase of $641,000 reported for the period last year. The sum of cash, cash equivalents and marketable securities as of September 30, 2006 decreased to $5,549,000 from $6,516,000 reported as of December 31, 2005.

	Working capital equaled $4,667,000 and $5,457,000 as of September 30, 2006 and December 31, 2005, respectively, and the ratio of current assets to current liabilities was 3.2 to 1 and 3.1 to 1 as of September 30, 2006 and December 31, 2005, respectively.

Taxes

	During October 2000 the Company concluded litigation it began in 1994 against the United States Internal Revenue Service (the "Service") in Tax Court regarding the Company's tax liability for taxable years 1980-88 and certain issues from taxable years 1989-91. The Company settled all of the issues before the Tax Court and reached agreement with the Service as to its tax liability for all taxable years through 1996. During July 2004, the Service accepted the Company's Offer in Compromise (the "Offer") which requested a reduction in the amount payable pursuant to such settlements and permission to pay the reduced obligation in installments. The Offer committed the Company to pay a total of $2,490,000 in satisfaction of the assessed federal income taxes and interest. A payment of $810,000 was made during October 2004 and the balance due is being paid in monthly installments over nine years as follows: (a) $18,230 per month for each of the forty-eight months beginning August 2004, and (b) $13,416 per month for each of the following sixty months beginning August 2008. The total of the installments paid through September 30, 2006 equals $474,000. The approximate amounts due for the five years subsequent to September 30, 2006 are as follows: $219,000; $209,000; $161,000; $161,000 and $161,000. The
Service does not impose interest on amounts payable pursuant to the Offer. The Company is permitted to receive refunds of prior tax overpayments and from the carry-back of losses. Should the Company default in any of the terms of the Offer, the Service may initiate suit to impose one or more remedies available to it, including the reinstatement of the total amount previously assessed and/or impose interest.

Post-Closure Costs

	As of September 30, 2006, the Company has accrued approximately $9.5 million for its estimated share of post-closure costs related to two of the Company's former landfill operations; the Kinsley's Landfill and Mac Landfill. Approximately $7.5 million is held in escrow for the post-closure activities of the Kinsley's Landfill (see Notes 4 and 6 to the Company's Consolidated Financial Statements).

Contingent Environment Liabilities

	During November 2004, the Company along with fourteen other potentially responsible parties were named as respondents to an Unilateral
Administrative Order issued by the United States Environmental Protection Agency ("EPA")regarding the Scientific Chemical Processing Superfund Site
(the "SCP Site") located in Carlstadt, New Jersey, which has been undergoing remediation pursuant to Unilateral Administrative Order issued in 1990. The November 2004 Unilateral Administrative Order seeks contribution from the fifteen respondents, and a group of sixty nine other potentially responsible parties, toward the remediation of an area designated Operable Unit 2, estimated to cost $7.5 million, and $2.0 million of past oversight and administrative costs (see Part II, Item 1. Legal Proceedings). The Company ceased operations of a solvents recovery facility at the site in 1970. The Company, together with the property owner, have contributed cash and proceeds from insurance settlements toward the remediation of the SCP Site. Such contributions total $16.4 million through December 31, 2005, plus interest earned thereon, which the Company believes should satisfy the share of remediation costs which could be found attributable to the Company for the SCP Site.

	The Company was one of 158 recipients of a Notice of Potential Liability and Request to Perform Remedial Investigation/Feasibility Study (the "Notice"), issued by the EPA on March 9, 2006, regarding the contamination of the Berry's Creek Study Area (the "Creek Area") located in Bergen County, N.J. A tributary adjacent to the SCP Site in Carlstadt,
N.J. flows into Berry's Creek. The Creek Area includes the approximately seven miles long water body known as Berry's Creek, a canal, all tributaries to Berry's Creek and related wetlands. Tidal areas of the river into which Berry's Creek empties are also subject of the Notice.
Each recipient of the Notice is designated as a potentially responsible party under CERCLA, and may be held liable for the cleanup of the Creek
Area and costs the EPA has incurred with regard to the Creek Area. The investigation and feasibility study regarding the scope of the remediation of the Creek Area is ongoing. The selection of the ultimate remediation methodology from alternative approaches is to be made by the EPA in 2010. Since no discovery has taken place concerning allegations against the Company, it is not possible to estimate the Company's ultimate liability, if any, with respect to the Creek Area.

      The Kin-Buc Landfill is located in Edison, New Jersey, and was operated on property both owned and leased by the Company's subsidiary, Kin-Buc, Inc. ("Kin-Buc"). Operations at the Kin-Buc Landfill ceased in 1977. The operation and maintenance of remedial measures implemented at the Kin-Buc Landfill continue pursuant to the provisions of Administrative Orders issued by the EPA to the Company and other respondents, including SCA Services, Inc. ("SCA"), an affiliate of Waste Management, Inc. ("WMI"). During December 1997, the Company entered into four agreements which settled lawsuits related to the allocation of costs of remediation of the Kin-Buc Landfill and substantially relieved the Company from certain future obligation with respect to the site. As part of the settlement, SCA agreed to defend and indemnify Transtech, Kin-Buc and another subsidiary, Filcrest Realty, Inc. ("Filcrest") from claims by non-settling non-municipal waste and municipal waste potentially responsible parties in the litigation. SCA also agreed to defend and indemnify the Company from certain liabilities in connection with the remediation of the Kin-Buc Landfill. However, the Company remains a responsible party under the Administrative Orders issued by the EPA discussed above, and continues to incur administrative and legal costs for issues and activities related to the site.

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

Assets Held for Sale

      Assets held for sale consist of approximately 60 acres of real property and structures located in Deptford, N.J. under contract for sale and are carried at a cost, net of depreciation, of $190,000 as of September 30, 2006 and December 31, 2005. The property adjoins the Kinsley's Landfill. On October 19, 2006, the Company completed the sale of this real property and buildings pursuant to the contract with BWF Development, Inc. ("BWF"). The real estate sold consists of approximately 60 acres of land
(45 acres usable land and 15 acres of wetlands), upon which two metal buildings and two private residences are situated. The Company continues to own approximately 364 contiguous acres adjacent to the property sold, of which approximately 110 acres is occupied by the closed Kinsley's Landfill. The gross purchase price for the land and buildings was $2,244,500, consisting of (a) a base price of $2,153,000, plus (b) a portion, $90,000, of the total $216,000 of monthly payments paid by BWF prior to closing in accordance with the Agreement, plus (c) $1,500 representing the portion of the monthly payment due from BWF for October 2006. The total of the monthly payments, $216,000, was applied toward the gross purchase price, and the balance due of $2,028,500 was paid in cash at closing. The building currently utilized to store the Company's machinery and equipment is located on the property sold. The Company is permitted to utilize the building through June 2007, and is constructing a replacement building.
The Company will report a pretax gain of approximately $1.9 million from the sale in its results for the year-ended December 31, 2006. See Note 3 of
Part 1, Item 1, the Notes to Consolidated Financial Statements for additional details.

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

Insurance Claims for Past Remediation Costs

	In February 2002, the Company consummated a settlement of litigation it had commenced in 1995 against its excess insurers who provided coverage during the period of 1965 through 1986 (the "Lloyds Suit"). Many of the non-settling insurance companies are insolvent, however the estates of some of these insolvent companies have sufficient assets to make a partial contribution toward claims filed by the Company. During April 2006, the Company received proceeds of $346,000 on claims filed against an insolvent excess insurance carrier. During August and September of 2006 the Company received payments totaling approximately $89,000 from the estates of two insolvent insurers. During June 2005 the Company's received proceeds of $2,710,000 on claims filed against the estates of four insolvent excess insurance carriers. Pursuant to an agreement reached in 2001 between the Company and certain members of a group of potentially responsible parties (the "AT&T Group"), the AT&T Group members received $250,000 of that collected from the non-settling excess insurers, net of attorney fees and expenses. The Company recognized a charge in this amount in its financial statements for the period ended June 30, 2005. During July 2005, the Company received proceeds of $510,000 on claims filed against a fifth insolvent excess insurance carrier. With the July 2005 receipt, the Company has resolved claims against an excess insurer representing approximately 97% of the value assigned to the coverage provided under the policies that were the subject of the Lloyds Suit.

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

	As previously reported, on December 30, 2004, Transtech together with its two wholly-owned subsidiaries Kin-Buc, Inc. ("Kin-Buc") and Filcrest Realty, Inc. ("Filcrest") and other parties identified below executed consent decrees which resolved the claims brought against the Company and others by the EPA, the New Jersey Department of Environmental Protection and New Jersey Spill Compensation Fund regarding the Kin-Buc Landfill as set forth in the consolidated cases of United States of America; New Jersey Department of Environmental Protection; and Acting Administrator, New Jersey Spill Compensation Fund v. Chemical Waste Management, Inc.; Earthline Company; Filcrest Realty, Inc.; Anthony Gaess; Inmar Associates, Inc.; Kin-Buc, Inc.; SCA Services, Inc.; SCA Services of Passaic, Inc.; Transtech Industries, Inc.; Waste Management, Inc.; and Wastequid, Inc., Civil Action No. 02-2077 (the "Lawsuit") before the U.S. District Court for the District of New Jersey (the "Court"). The Court entered the consent decrees on October 18, 2005.

	Included in the documents entered by the Court on October 18, 2005 were
(i) a Consent Decree executed by the defendants, the U.S. Department of Justice and the EPA on December 30, 2004 (the "Federal Consent Decree"), and
(ii) a contract (the "CLF Contract") between the Company and the Clean Land Fund ("CLF"), a third party non-profit organization.

	The Federal Consent Decree resolved the claims of the EPA as alleged in the Lawsuit. The EPA agreed to resolve its claim for penalties in exchange for a cash payment of $100,000, plus interest from November 8, 2004, of which approximately $35,000 was paid by the Company, plus additional consideration consisting of (a) the implementation by the Company of an Open Space Preservation Project (the "OSPP") (b) the commitment by the Company, through CLF as its agent, to develop and implement a Wetlands Restoration and Land Management Project, (the "WRLMP") and (c) an initial payment of $108,000 to CLF to fund its work related to (a) and (b) above, of which the Company paid $68,000 in December 2004, pursuant to the CLF Contract. An additional $15,000 shall be paid to CLF, $5,000 of which shall be paid by the Company, if certain events transpire.

	The OSPP and WRLMP is to be conducted on real property transferred to CLF that consists of one parcel of approximately 25 acres previously owned by Kin-Buc upon which a portion of the Kin-Buc Landfill is situated and parcels totaling approximately 74 acres of predominately wetlands in the vicinity of the Kin-Buc Landfill previously owned by Filcrest.

	The WRLMP is to be accomplished through the implementation of an Open Space Land Management Plan, Wetlands Restoration Plan, an Initial Financing Plan and Final Financing Plan (collectively referred herein as the "Plans") that are to be developed and implemented by CLF pursuant to the CLF Contract and in accordance with a statement of work embodied in the Federal Consent Decree. CLF had experienced delays in implementing the WRLMP. The EPA is aware of such delays having received status reports issued by CLF and having participated in discussions regarding the factors contributing to the delays and the actions taken to address them.

	The EPA may impose financial penalties on the Company if the Company or CLF should fail to adhere to the terms and conditions of the Federal Consent Decree. A $100,000 penalty may be imposed under certain circumstances if the Company abandons the CLF Contract. If CLF is unwilling or unable to fulfill the CLF Contract, the Company must make its best effort to find a suitable replacement and obtain the EPA approval of such replacement. Other violations may each be subject to a penalty of $500 per day. The Company and CLF may be substantially relieved from the development and implementation of the Plans if either (i) the EPA determines the Plans cannot be completed in accordance with the terms of the Federal Consent
Decree, or (ii) the U.S. Army Corp of Engineers should proceed with the pending wetlands restoration project submitted to them by CLF for properties in the area including the Subject Property.

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



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  November 14,2006      By:  /s/ Robert V. Silva
                                  Robert V. Silva, President
                                  and Chief Executive Officer
                                 (Principal Executive Officer)

                                              and


Date:  November 14, 2006     By:  /s/ Andrew J. Mayer, Jr.
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary
                                 (Principal Financial and
                                  Accounting Officer)