Form 10KSB
period 2006-12-31
TRANSTECH INDUSTRIES INC
filed 2007-04-16
CIK 87799

U. S. SECURITIES AND EXCHANGE COMMISSION PRIVATE
	Washington, D.C. 20549
	FORM 10-KSB
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2006
	OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	Commission file number: 000-06512

                        TRANSTECH INDUSTRIES, INC.
	(Name of small business issuer in its charter)

                    Delaware                               22-1777533
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)              Identification No.)

 200 Centennial Avenue, Suite 202, Piscataway, New Jersey      08854
      (Address of principal executive offices)              (zip code)

Issuer's telephone number:  (732) 564-3122

Securities registered pursuant to Section 12 (b) of the Exchange Act:  None

Securities registered pursuant to Section 12 (g) of the Exchange Act:

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

State issuer's revenues for its most recent fiscal year: $364,000

At March 22, 2007 the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $699,686.

At March 22, 2007 the issuer had outstanding 2,979,190 shares of Common Stock, $.50 par value. In addition, at such date, the registrant held 1,885,750 shares of Common Stock, $.50 par value, in treasury.

	DOCUMENTS INCORPORATED BY REFERENCE:

	Annual report to security holders for the fiscal year ended December 31, 2006 is incorporated by reference into Part II of this Form 10-KSB with respect to Items 5, 6 and 7 of such Part II.

Transitional Small Business Disclosure Format (check one):
                                                     YES      NO  X


TRANSTECH INDUSTRIES, INC.
AND SUBSIDIARIES

FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2006
CROSS-REFERENCE SHEET
PURSUANT TO FORM 10-KSB GENERAL INSTRUCTION E(4)

Part/Item           Form 10-K Heading      Reference Material

   II/5       Market for Common Equity and
              Related Stockholder Matters   Annual Report to
              and Small Business Issuer     security holders
              Purchases of Equity          (1), page 67
              Securities

   II/6       Management's Discussion and   Annual Report to
              Analysis or Plan of           security holders
              Operation                     (1), pages 4 to 20

   II/7       Financial Statements          Annual Report to
                                            security holders
                                            (1), pages 21 to
                                            26



(1) Annual Report to Stockholders, attached as Exhibit 13 to this Form
10-KSB

	TRANSTECH INDUSTRIES, INC.
	AND SUBSIDIARIES

	FORM 10-KSB
	FOR THE YEAR ENDED DECEMBER 31, 2006

	I N D E X
	                                                       Page(s)

Part I,	Item 1.    Description of Business.	              5 - 14
  "		Item 2.    Description of Property.  	     15 - 18
  "		Item 3.    Legal Proceedings.	             19 - 32
  "		Item 4.    Submission of Matters to a Vote
			      of Security Holders.	          32

Part II,	Item 5.    Market for Common Equity and
                           Related Stockholder Matters and
                           Small Business Issuer Purchases
                           of Equity Securities.                  33
  "	        Item 6.    Management's Discussion and
		           Analysis or Plan of Operation.	  33
  "		Item 7.    Financial Statements. 	          33
  "	        Item 8.    Changes In and Disagreements
                           with Accountants on Accounting
			   and Financial Disclosure.              33
  "      	Item 8A.   Controls and Procedures.               33
  "             Item 8A(T) Controls and Procedures.               34
  "	        Item 8B.   Other Information.	                  34

Part III,	Item 9.    Directors, Executive Officers,
                           Promoters, Control Persons
                           and Corporate Governance;
                           Compliance With Section 16(a)
                           of the Exchange Act.              35 - 37
  "		Item 10.   Executive Compensation.           38 - 41
  "	        Item 11.   Security Ownership of Certain
                           Beneficial Owners and Management
                           and Related Stockholder Matters.  42 - 44
  "	        Item 12.   Certain Relationships and Related
                           Transactions, and Director
                           Independence.                          45
  "      	Item 13.   Exhibits.                              45
  "      	Item 14.   Principal Accountant Fees
                           and Services.                     45 - 47

Signatures                                                        48

Exhibit Index                                                49 - 53


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

Part I, Item 1.  Description of Business.

General

Transtech Industries, Inc. ("Transtech") was incorporated under the laws of the State of Delaware in 1965. Transtech, through its subsidiaries (Transtech and its subsidiaries collectively referred to as the "Company"), supervises and performs landfill monitoring, closure and post-closure procedures, manages methane gas recovery operations and generates electric power utilizing methane gas (see "Continuing Operations" below).

	The Company consists of the parent company, Transtech, two operating subsidiaries and 19 inactive subsidiaries. Transtech is a public holding company which manages its investments and subsidiaries. The operations of the subsidiaries include an electric power generation segment and an environmental services segment.

	At December 31, 2006, the Company employed 13 persons on a full-time basis.

	The Company and certain subsidiaries were previously involved in the resource recovery and waste management industries. These activities ended in 1987 and included the operation of three landfills and a solvents recovery facility. Although these sites are now closed, the Company continues to own and/or remediate them and has both incurred and accrued for the substantial costs associated therewith (see "Prior Operations" below and Part I, Item 3, Legal Proceedings). The Company has also incurred significant legal and administrative expenses with respect to litigation, and legal and administrative proceedings related to its past activities in the resource recovery and waste management industries as the liability for remediation of sites that the Company previously operated or was named as a potentially responsible party were being sorted-out among all potentially responsible parties through extensive and complex litigation that involved a developing body of environmental law. Proceedings continue with respect to certain sites which are discussed below. The Company had also incurred significant costs in support of its litigation against certain excess insurance carriers for reimbursement of past remediation expenditures, and litigation before the U.S. Tax Court.

	In order to pay its mounting legal costs and remediation obligations, the Company divested a number of its more significant businesses during the period of 1986 through 1996. During the period of 1992 through 2002, the Company consummated settlements of its claims against certain insurance carriers and excess insurance carriers for a total of approximately $29.4 million, and has received a total of $5.1 million during 2005 and 2006 from claims filed against the estates of certain insolvent excess insurers. The Company has also sold portions of its dormant real estate during 1992, 1997 and 1998 totaling approximately 678 acres for approximately $2.0 million.
In 2006, the Company completed the sale of approximately 60 acres of real property for approximately $2.2 million(see Part I, Item 2).

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

In addition, at December 31, 2006, the Company owes the Internal Revenue Service (the "Service") approximately $1.2 million as a result of the settlement of its issues before the US Tax Court regarding the Company's tax liability for the years 1980 through 1991.

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

Continuing Operations

	Environmental Services.	  The environmental services segment primarily
provides landfill closure and post-closure services, and installs and manages methane gas operations. The segment has also provided construction and remedial services at commercial and industrial sites. The segment's gross-operating revenue for the years ended December 31, 2006 and 2005 of $1,196,000 and $870,000, respectively, represented approximately 77% and 66% of the Company's consolidated gross-operating revenues for 2006 and 2005, respectively. Substantially all of the environmental services segment's gross revenues for 2006 and 2005 were for services to other members of the consolidated group, and therefore eliminated in consolidation.

	The Company's environmental services segment performs post-closure activities on sites previously operated by the Company's subsidiaries.
Work performed on a landfill owned by the Company, the Kinsley's Landfill, is submitted for reimbursement to a restricted escrow account established to finance the closure activities at the site (the "Kinsley's Escrow").
The Company billed the Kinsley's Escrow approximately $812,000 and $831,000 for post-closure work performed during the years ended December 31, 2006 and 2005, respectively. All reimbursements from the Kinsley's Escrow must be approved by the New Jersey Department of Environmental Protection ("NJDEP"). Such amounts are eliminated in the calculation of the Company's net operating revenue. The Company has begun re-grading areas of the Kinsley's Landfill in accordance with a plan approved by the NJDEP. The re-grading plan calls for the use of both recycled and non-recycled materials to fill and re-contour the areas of the mound containing depressions. The Company receives a fee to accept certain of the recycled materials. The costs incurred for re-grading activities shall be paid from such fees. However, costs incurred for re-grading activities in excess of such fees, if any, will be submitted to NJDEP for reimbursement from the Kinsley's Escrow. The gross revenue reported for the environmental services segment for the period in 2006 includes $370,000 from such fees. The Company intends to utilize recycled materials to the fullest extent possible in order to minimize the amount of re-grading costs paid from the Kinsley's Escrow, if any. Billings to the Kinsley's Escrow and for services provided to members of the consolidated group, and the fees received in conjunction with the re-grading project, are eliminated in the calculation of net operating revenue. The NJDEP has requested the Company to prepare a projection of the costs of post-closure activities at the Kinsley's Landfill, and has suspended reimbursements from the Kinsley Escrow until such projection is completed (see discussion of Prior Operations - Landfills below).

	The market for services provided by the environmental services segment is limited to the landfills and sites requiring remediation in its geographical area. The environmental services segment competes on the basis of price, experience and financial viability with numerous firms typically having operations involved in other aspects of the light and heavy construction industries.

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

Electricity Generation.    Revenues from the operation which generate
electricity utilizing methane gas as fuel were approximately $364,000 and $451,000 for the years ended December 31, 2006 and 2005, respectively. Such revenues represent 23% and 34% of consolidated gross operating revenues for 2006 and 2005, respectively, and 100% of consolidated net revenues for both 2005 and 2004. Methane gas is a component of the landfill gas generated by the Kinsley's Landfill located in Deptford, New Jersey.

	The electricity generating facility consists of four trailer mounted diesel/generating units ("Gen-set(s)") each capable of generating approximately 11,000 kilowatt hours ("kWh") per day when operating at 85% capacity. Only two of the four Gen-sets were in operation during 2006 and 2005. Major repairs to the third gen-set were completed during December of 2006, and repairs to the fourth gen-set have been deferred. Electricity generated is sold pursuant to a contract with a local utility and the contract is currently renewed annually. Revenues are a function of the number of kWh sold, the rate received per kWh and capacity payments. The Company sold 6.5 million kWh during the year ended December 31, 2006 compared to 6.0 million kWh sold in the prior year. This increase in kWh sold is due to repairs to each of the two operating Gen-sets that were beyond customary maintenance during 2005. The average combined rate received (per kWh and capacity payment) decreased 25.7% in the current period when compared to last year . Generally speaking, the rate received by the Company reflects the market price of fossil fuels, and is typically higher in warmer months. The decrease in the rate received during 2006 is primarily attributable to the increase of fuel prices experienced during 2005 in the aftermath of the hurricane named Katrina. The rate received in 2005 averaged 144% higher than the average rate received in the prior year. Engineering studies indicate the quantity of gas generated by the landfill is declining but project sufficient landfill gas to continue the operation of three of the existing Gen-sets through 2011 and two of the existing Gen-sets for the period of 2012 through 2017. Elements of the landfill gas are more corrosive to the equipment than traditional fuels, resulting in more off-line hours dedicated to repair and maintenance than with equipment utilizing traditional fuels.

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

Prior Operations

	Landfills. Three solid waste landfills were previously operated by three wholly-owned subsidiaries of the Company either solely by the subsidiary or in partnership with a third-party. In February 1987, the landfill owned and operated by Kinsley's Landfill, Inc. ("Kinsley's") reached permitted capacity and was closed. In 1976, the landfill owned and operated by Kin-Buc, Inc. ("Kin-Buc") ceased accepting waste and, in 1977, the landfill operated by Mac Sanitary Land Fill, Inc. ("Mac") was closed. Certain federal and state environmental laws require two subsidiaries' to maintain and monitor the post-closure activities of the landfills they operated. Kinsley's has future obligations for the cost of post-closure monitoring and maintenance of the landfill it owns and operated (the "Kinsley's Landfill"), as does Mac for the landfill it operated on real property leased from others (the "Mac Landfill"). Post-closure monitoring and maintenance of the landfill formerly operated by Kin-Buc is performed by a third-party and is discussed below. Post-closure activities involve the final cover maintenance, methane gas control, leachate management, groundwater monitoring, surface water monitoring and control, and other operational and maintenance activities that occur after the site ceases to accept waste. The post-closure period generally runs for up to 30 years after final site closure for municipal solid waste landfills. Obligations associated with monitoring and controlling methane gas migration and emissions are set forth in applicable landfill permits and these requirements are based upon the provisions of the Clean Air Act of 1970, as amended. The Company's personnel perform the majority of the services required for its post-closure obligations.

	The Company has accrued post-closure costs for Kinsley's Landfill and Mac Landfill. Such accruals equal the present value of the estimated future post-closure costs related to a site determined in accordance with Statement of Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SAS 143"). Pursuant to SAS 143 estimates of costs to discharge asset retirement obligations are developed in today's dollars.
The estimated costs are inflated to the expected time of payment and then discounted back to present value. The Company's estimate of post-closure costs in current dollars were inflated to the expected time of payment using an inflation rate of 2.5%, and the inflated costs were discounted to present value using a credit-adjusted, risk-free discount rate of 4.5%.
Such estimates require a number of assumptions, and therefore may differ from the ultimate outcome. Litigation and administrative costs associated with a site are expensed as incurred.

Funds held in certain restricted escrow accounts are dedicated to post-closure activities of Kinsley's Landfill as discussed previously. Post-closure costs of the Mac Landfill are funded from the Company's operating cash flow. The post-closure costs of the Kin-Buc landfill are discussed below.

At December 31, 2006, the Company has accrued approximately $9.4 million for the estimated post-closure costs of the Kinsley's Landfill and Mac Landfill. Approximately $7.6 million was held in an escrow maintained by trustees for post-closure activities at Kinsley's Landfill as of December 31, 2006.

	The impact of future events or changes in environmental laws and regulations, which cannot be predicted at this time, could result in material changes in remediation and closure costs related to the Company's past waste handling activities, possibly in excess of the Company's available financial resources.

	Kinsley's. Kinsley's Landfill, located in Deptford Township, New Jersey, ceased accepting solid waste on February 6, 1987 and commenced closure of that facility at that time. The Company's Environmental Services Segment currently performs the post-closure maintenance required at the site. At December 31, 2006, Kinsley's has accrued $9,385,000 for post-closure care of this facility, of which $7,556,000 is held in the escrow account dedicated to fund Kinsley's post-closure costs. The accrual of December 31, 2006 is based upon estimated maintenance costs of the site's containment systems through the year 2017. The Company billed such escrow approximately $812,000 and $831,000 in 2006 and 2005, respectively, for post-closure activities conducted at the site.

	Mac. Mac Landfill, also located in Deptford Township, New Jersey, ceased operations in 1977 and the closure of this facility is completed.
The Company's Environmental Services Segment currently performs the post-closure maintenance required at the site as well. The costs of post-closure maintenance and monitoring of the facility are funded by the Company and were approximately $13,000 and $20,000 for the years ended December 31, 2006 and 2005, respectively. At December 31, 2006, the Company has an accrual of $27,000 for the costs of continuing post-closure care and monitoring at the facility. The accrual as of December 31, 2006 is based upon the present value of the estimated maintenance costs of the site's containment systems through the year 2007.

	Kin-Buc. The landfill owned and operated by Kin-Buc (the "Kin-Buc Landfill"), located in Edison, New Jersey, was placed on the National Priorities List in 1983. The Kin-Buc Landfill was operated by Kin-Buc through August 1975 on property both owned and leased by Kin-Buc. From September 1975 until the landfill ceased operations in November 1977, the landfill was managed by Earthline Company ("Earthline"), a partnership formed by Wastequid, Inc. ("Wastequid"), then a wholly-owned subsidiary of the Company, and Chemical Waste Management of New Jersey, Inc. ("CWMNJ"), a wholly-owned subsidiary of SCA Services, Inc. ("SCA") and an affiliate of Waste Management, Inc. ("WMI"). Remediation of the Kin-Buc Landfill and certain neighboring areas was performed pursuant to Administrative Orders (the "Orders") issued by the United States Environmental Protection Agency ("EPA") in September 1990 and November 1992 to 12 respondents: the Company, Kin-Buc, Earthline, Wastequid, CWMNJ, SCA, Chemical Waste Management, Inc. (an affiliate of WMI), Filcrest Realty, Inc. (a wholly-owned subsidiary of the Company) ("Filcrest"), Marvin H. Mahan (a former director, officer and former principal shareholder of the Company), Inmar Associates, Inc. (a company owned and controlled by Marvin H. Mahan)("Inmar"), Robert Meagher (a former director and officer of the Company and Inmar) and Anthony Gaess (a former director and officer of SCA) ("Gaess").

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

	Waste Handling Operations. The Company participated in the waste treatment and handling industries during the 1960s and 1970s, and has been named as a potentially responsible party ("PRP") at sites requiring remediation.

	The Company has been named a PRP at the following sites named to the National Priorities List: the Scientific Chemical Processing Superfund Site, the Chemsol Superfund Site and the Berry's Creek Study Area which is considered a phase of the Ventron/Velsicol Superfund Site remediation. A discussion of these three sites follows. In addition, during the period of 2004 through 2006 the Company has been named a diminimus PRP of the Spectron Superfund Site located in Elkton, Maryland, and Ward Transformer Superfund Site located in Raleigh, North Carolina. The Company charged $84,000 to earnings in 2004 in recognition of a settlement of claims regarding the Spectron Superfund Site. Research to determine the extent of the Company's involvement with respect to the Ward Transformer site continues.

	Scientific Chemical Processing ("SCP") Superfund Site. The site, also referred herein as the Carlstadt Site, includes the 5.9 acre property located at 216 Paterson Plank Road, in the Borough of Carlstadt, Bergen County New Jersey. Throughout the late 1960s and 1970s Inmar Associates, Inc. or its predecessor corporations held title to some or all of the SCP site. The Company had operated a solvents recovery facility at the site, and ceased operations there in 1970.

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

Chemsol Superfund Site. Approximately 100 PRPs have been conducting remediation of this approximately 40 acre site, also referred herein as the Tang Site, located in Piscataway, New Jersey and owned by Tang Realty, Inc. ("Tang"), a company owned and controlled by Marvin H. Mahan (a former director and officer, and former principal shareholder of the Company).
Tang and the Company entered into a settlement agreement (the "Tang Agreement") in 1988 regarding the costs of remediation of the Chemsol Site pursuant to which the Company assumed all future remediation costs in connection with the Chemsol Site. In October 1990, the Company rescinded the Tang Agreement based on a reassessment of its involvement at the site. As of the date of the rescission, the Company had paid approximately $4,300,000 to Tang in reimbursement for damages and actual remediation costs incurred. On November 20, 2001 EPA filed suit against the Company and others seeking reimbursement for $2,900,000 of unallocated remediation costs. During April 2004 a consent decree settling the suit was approved by the Court. (See Part I, Item 3. - Legal Proceedings for further discussion of this matter.

Berry's Creek Study Area. The Company was one of 158 recipients of a Notice of Potential Liability and Request to Perform Remedial Investigation/Feasibility Study (the "Notice"), dated March 9, 2006, and issued by EPA regarding the contamination of the Berry's Creek Study Area (the "Creek Area") located in Bergen County, N.J. A tributary adjacent to the SCP Site in Carlstadt, N.J. flows into Berry's Creek. The Creek Area includes the approximately seven miles long water body known as Berry's Creek, a canal, all tributaries to Berry's Creek and related wetlands. Tidal areas of the river into which Berry's Creek empties is also subject of the Notice. Each recipient of the Notice is a potentially responsible party under CERLA, and may be held liable for the cleanup of the Creek Area and costs EPA has incurred with regard to the Creek Area. Since the investigation and feasibility study regarding the scope of the remediation of the Creek Area is ongoing, and no discovery has taken place concerning allegations against the Company, it is not possible to estimate the Company's ultimate liability with respect to the Creek Area. See Part I,
Item 3. - Legal Proceedings for further discussion of matters regarding Berry's Creek.



Part I, Item 2.  Description of Property.

1. A subsidiary of the Company, Filcrest Realty, Inc., owns parcels of land totaling approximately 53 acres in Edison Township, Middlesex County, New Jersey, which are currently un-improved vacant land. This property is located in the vicinity of the Kin-Buc, Inc. property (see Paragraph 5 below and Part I, Item 1 Prior Operations). Approximately 74 acres of Filcrest's property was conveyed to a third party as of December 30, 2004 in conjunction with the settlement of claims brought by EPA (see Part I, Item
3. Legal Proceedings - The Kin-Buc Landfill). Approximately 17 acres of Filcrest's remaining property has been dedicated to the remediation of areas neighboring the Kin-Buc, Inc. property. Approximately 37 acres of Filcrest's remaining property are leased to an unrelated party pursuant to a 99 year lease executed in 1981. Such lessee operated a landfill on this property through 1987.

2. One of the Company's subsidiaries, Kinsley's Landfill, Inc., owns approximately 263 acres in Deptford Township, Gloucester County, New Jersey. Approximately 57 acres were sold during October 2005 in a transaction as discussed below. The subsidiary operated a landfill on approximately 110 acres of this site through February 1987. This landfill is now undergoing post-closure maintenance procedures.

3. Another subsidiary and Transtech own approximately 105 acres in Deptford Township, Gloucester County, New Jersey. These two entities sold approximately 3 acres during October 2005 in a transaction discussed below.

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

6. The Company leases 2,499 square feet for use as its principal executive offices in Piscataway, New Jersey pursuant to a lease initiated in February 1992. The lease was extended by amendment dated as of January 31, 2005. Monthly rent and utility reimbursement equals: $3,518 August 2005 through January 31, 2007; $3,621 February 1, 2007 through January 31, 2009; $3,724 February 1, 2009 through the lease expiration on March 31, 2010. The lease payment is subject to adjustment increases in specified costs borne by the landlord. The Company may terminate the lease subsequent to February 27, 2008, provided the Company, among other requirements, gives 180 days notice and reimburses the landlord for un-amortized leasehold improvement costs and brokerage fees.

7.	In December 2004 the Company entered into a one-year lease,
renewable annually, for a 120 sq. ft. office in Sarasota, Florida. The monthly rent and related charges equal approximately $1,100 per month for 2005 and $1,200 per month for 2006.

Sale of Certain Property Located in Deptford, NJ.

     On October 19, 2006, Transtech Industries, Inc. ("Transtech"), and its wholly owned subsidiaries Birchcrest, Inc. ("Birchcrest") and Kinsley's Landfill, Inc. ("Kinsley's") (collectively referred herein as the "Company"), completed the sale of real property and buildings located in Deptford, N.J. pursuant to the contract with BWF Development, Inc. ("BWF"). The real estate sold consists of approximately 60 acres of land (45 acres usable land and 15 acres of wetlands), upon which two metal buildings and two private residences are situated. Kinsley's and Birchcrest continue to own approximately 364 contiguous acres adjacent to the property sold, of which approximately 110 acres is occupied by the closed Kinsley's Landfill.

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

     The gross sales price for the land and buildings was $2,244,500, consisting of (a) a base price of $2,153,000, plus (b) a portion, $90,000, of the monthly payments paid by BWF prior to closing in accordance with the Agreement, plus (c) $1,500 representing the portion of the monthly payment due from BWF for October 2006. The total of the monthly payments, $216,000, was applied toward the gross sales price, and the balance due of $2,028,500 was paid at closing. The monthly payments had been treated as un-earned income for financial presentation purposes, and reported as an accrued miscellaneous liability. As of December 31, 2005 such payments totaled $171,000. The Company recognized a gain from the sale of $1,852,000, net of the book value of the assets sold and transaction costs, in its consolidated Statement of Operations for the year-ended December 31, 2006.

     Kinsley's and another Transtech subsidiary utilized one of the two metal buildings included in the sale to store their machinery and equipment. On October 19, 2006, Kinsley's and Buyer entered into a Use and Occupancy Agreement that permits Kinsley's to utilize the building and an access-way from closing through June 2007, during which time Kinsley's will construct a replacement building. Kinsley's must pay rent at the rate of $2,000 per month for use of the building for the period of January 1, 2007 through June 30, 2007. No rent was payable for the period from closing to December 31, 2006. Kinsley's agreed to pay the Buyer $40,000 per month, on a pro-rated daily basis, for each day it occupies the building and access way subsequent to June 30, 2007. The Company provided the Buyer a security deposit of $100,000 to assure Kinsley's performance under the Use and Occupancy Agreement, to fund the remediation of any contamination found of the property sold that is determined to have occurred during the period of April 2006 to the closing, and the release of a $140,000 claim against the property sold related to a previously retired mortgage.

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

     Birchcrest, Kinsley's and the Buyer also entered into two agreements on October 19, 2006 which grants perpetual easement rights with respect to portions of the other party's property. Specifically, Birchcrest and Kinsley's granted the Buyer easement rights for the placement and maintenance of signage along the boundary of certain lots retained by them. The Buyer granted Kinsley's easement rights that address drainage of storm-water from Kinsley's property onto a portion of the wetlands sold to the Buyer. Kinsley's agreed to perform maintenance on the area subject to such easement. No additional consideration was exchanged among the parties for the granting of the easements.

     The Company is pursuing the disposition of its remaining property through the sale of individual parcels and/or groups of parcels. The Company is unable to determine when sale(s) of the remaining parcels will ultimately be consummated and proceeds received given the proximity of the properties to the landfill, access issues and the location of wetlands on certain parcels.

Part I, Item 3.  Legal Proceedings.

The Kin-Buc Landfill

     	On December 30, 2004, Transtech together with its two wholly-owned subsidiaries Kin-Buc, Inc. ("Kin-Buc") and Filcrest Realty, Inc. ("Filcrest") executed consent decrees which resolved the claims brought against the Company and others during 2002 by EPA, the New Jersey Department of Environmental Protection and New Jersey Spill Compensation Fund regarding the Kin-Buc Landfill as set forth in the consolidated cases of United States of America; New Jersey Department of Environmental Protection; and Acting Administrator, New Jersey Spill Compensation Fund v. Chemical Waste Management, Inc.; Earthline Company; Filcrest Realty, Inc.; Anthony Gaess; Inmar Associates, Inc.; Kin-Buc, Inc.; SCA Services, Inc.; SCA Services of Passaic, Inc.; Transtech Industries, Inc.; Waste Management, Inc.; and Wastequid, Inc., Civil Action No. 02-2077 (the "Lawsuit") before the U.S. District Court for the District of New Jersey (the "Court"). The Court entered the consent decrees on October 18, 2005.

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

      During May, 2002 the U. S. Department of Justice, on behalf of EPA filed a suit entitled United States of America vs. Chemical Waste Management, Inc, et al, in the US District Court for the District of New Jersey (Case No. 02-2077 (DMC)). The named defendants were Transtech, Kin-Buc and Filcrest, Inmar, WMI and affiliates of WMI specifically Chemical Waste Management, Inc., Earthline Company, Anthony Gaess, SCA Services, Inc., SCA Services of Passaic, Inc., Waste Management Holdings, Inc. and Wastequid, Inc. (WMI and its affiliates collectively referred herein as the "WMI Group"). EPA sought payment of past response costs, $3.5 million as of July 1999, allegedly incurred with respect to the Kin-Buc Landfill. In addition, EPA sought penalties for delays allegedly experienced in completing the remediation pursuant to the Orders. The amount EPA sought for penalties was not specified in the complaint, however subsequent correspondence with EPA provided revised claim amounts. The claim for unreimbursed past response costs increased to approximately $4.2 million, and the claim for penalties totaled $18.1 million. Both amounts were also subject to interest. The suit was stayed pending the outcome of mediation.

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

	The WMI Group had agreed to indemnify the Company against EPA and New Jersey Agencies claims for past response costs and Natural Resource Damages pursuant to the terms of a 1997 Settlement Agreement (discussed below). However, the terms of the 1997 Settlement Agreement arguably did not provide the Company with complete indemnification against the penalties sought by EPA in this action.

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

	The Federal Consent Decree resolved the claims of EPA as alleged in the Lawsuit. EPA agreed to accept a $2,625,000 cash payment, plus interest from November 8, 2004, from the WMI Group in satisfaction of EPA's claims for past response costs against all defendants, including the Company. EPA agreed to resolve its claim for penalties in exchange for a cash payment of $100,000, plus interest from November 8, 2004, of which approximately
$35,000 was paid by the Company, plus additional consideration consisting of
(a) the implementation by the Company of an Open Space Preservation Project through the granting of the Conservation Easements on the Subject Property to CLF, thereby preserving the Subject Property as open space in perpetuity, and through the execution of the Deeds thereby transferring title of the Subject Property to CLF, (b) the commitment by the Company to enter into a contract with CLF whereby CLF would develop and implement a Wetlands Restoration and Land Management Project, described below, for parcels of the Subject Property together with, if possible, certain neighboring properties owned or leased by third parties all in accordance with the Federal Consent Decree, and (c) an initial payment of $108,000 to CLF to fund its work related to (a) and (b) above, of which the Company paid $68,000 in December 2004, pursuant to the CLF Contract. An additional $15,000 shall be paid to CLF, $5,000 of which shall be paid by the Company, if certain events transpire.

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

	The Wetlands Restoration and Land Management Project is to be accomplished through the implementation of an Open Space Land Management Plan, Wetlands Restoration Plan, an Initial Financing Plan and Final Financing Plan (collectively referred herein as the "Plans") that are to be developed and implemented by CLF pursuant to the CLF Contract and in accordance with a Statement of Work embodied in the Federal Consent Decree. The objective of the Plans is to identify, restore, maintain and make self-sustaining historic and current wetlands on certain parcels of the Subject Property, and to the extent possible, certain neighboring property held or leased by third parties, and ensure that such properties are preserved in perpetuity as open space and managed in accordance with the terms of the Federal Consent Decree.

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

      The Township of Edison owns the majority of the real property which adjoins or surrounds the lots deeded to CLF by the Company in December 2004. CLF has not yet been successful in its effort to obtain the consent of the Township of Edison to incorporate its land into the Wetlands Restoration and Land Management Project, and to gain access to the Township's land in order to perform its obligations pursuant to the CLF contract. As a result, the implementation of the Plans has been delayed, and certain of the milestones specified within the Federal Consent Decree have not been achieved. However, EPA has been kept informed of CLF's efforts and has participated in certain negotiations between CLF and the Township of Edison. EPA has indicated that it does not, at this point, intend to impose the financial penalties discussed above.

      As previously reported, during 1990, Transtech, Kin-Buc and Filcrest commenced a suit in the United States District Court for the District of New Jersey entitled Transtech Industries, Inc. et al. v. A&Z Septic Clean et al. (Civil Action No. 2-90-2578(HAA)) (the "Kin-Buc Cost Recovery Action") against non-municipal generators and transporters of hazardous waste disposed of at the Kin-Buc Landfill (the "PRPs") for contribution towards the cost of remediating the Kin-Buc Landfill. On December 23, 1997, the Company entered into four agreements which settled this suit, earlier suits and derivative lawsuits all related to the allocation of costs of remediation. One of the December 23, 1997 agreements provided SCA's Parties commitment to defend and indemnify the Company from certain future liability for and in connection with the remediation of the site.

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

      The SCA Parties shall also defend and indemnify the Company from and against all claims, demands and causes of action (including toxic tort and similar claims and causes of action), and all liability, loss, cost and expense (including reasonable attorneys' fees), which have been, or hereafter may be made, brought, suffered or incurred by the Company arising from environmental conditions at, or related to, the Kin-Buc Landfill or any portion thereof, or the remediation and maintenance of the Kin-Buc Landfill. Nothing contained herein shall be deemed to obligate the SCA Parties to reimburse the Company for (i) response costs paid by the Company on or before the effective date of the 1997 Agreement, or (ii) attorney's fees, disbursements or other costs and expenses arising from the Company' prosecution, defense or settlement of the Kin-Buc Cost Recovery Action or the derivative suits paid or incurred by the Company on or before the effective date of the 1997 Agreement.

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

      The Company had assigned certain of its claims for remediation costs incurred at a site of past operations located in Carlstadt, New Jersey to certain third-parties (the "AT&T Group") in conjunction with the September 1995 settlement of certain litigation related to such site (see "The Carlstadt SCP Site" below). Subsequent to executing the September 1995 settlement, certain members of the AT&T Group conveyed their rights under such settlement to other members of the AT&T Group (the "Cooperating PRP Group"). During 1998, the Company and the Cooperating PRP Group agreed to cooperate in the pursuit of their respective excess insurance claims addressed in the Lloyd's Suit.

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

      Some of the Defendant Insurers are insolvent. The estates of some of these insolvent insurers have sufficient assets to make a partial contribution toward claims filed by the Company. Pursuant to their respective liquidation plans, the estates of insolvent insurers make payments toward agreed claims based upon the amount of their recovered assets and expenditures funded from such assets. The estates may elect, based upon their financial situation, to make additional distributions toward agreed claims, however there are no assurances that distributions will be paid. During June 2005 and December 2005, the Company received payment of $2,710,000 and $1,294,000, respectively, with respect to settled claims against the estates of four insolvent insurers. The four insolvent insurers are: Kingscroft Insurance Company LTD, Walbrook Insurance Company LTD, El Paso Insurance Company LTD and Mutual Reinsurance Company LTD. The total of the two payments, $4,004,000, represents approximately 92% of the total amount of the settled claims against the four estates. During July 2005, the Company received a payment of $510,000 toward the claims filed against a fifth insolvent excess insurance carrier, the Bermuda Fire and Marine Insurance Company Limited. The total of the receipts from such claims in 2005, $4,514,000, is included in the amount reported as other income. Additional claims against the five estates have been barred in accordance with their liquidation plans.

     During the year ended December 31, 2006 the Company received additional distributions, which totaled $455,000, from the estates of the five insolvent insurers with whom the Company reached settlement during 2005. In addition, the Company received a total of $145,000 in 2006 from an initial distribution from the estates of two insolvent excess insurers, the North Atlantic Insurance Company Limited and Bryanston Insurance Company Limited.

     As of December 31, 2006, the Company has resolved claims against insurers representing approximately 98% of the value assigned to the coverage provided under the policies that were the subject of the Lloyd's Suit, as measured by the liability apportioned to each of the Defendant Insurers at the time of the October 2001 settlement.

     The Company continues to pursue claims against certain excess insurance carriers that have not participated in any of the previous settlements. However, the Company cannot predict the amount of the proceeds it may eventually receive on account of such claims, if any.

SCA & SC Holdings, Inc.

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

      The arbitrator's ruling was affirmed by the District Court on October 28, 2005. In December, 2005 the Company filed an appeal of the District Court's ruling with the United States Court of Appeals for the Third Circuit (No. 05-5246). The Company cannot predict the outcome of the appeal. The amount held in escrow is not reflected on the Company's financial statements; therefore the Appeal Court's decision will not adversely impact the Company's financial statements. The Company will recognize income equal to the amount of the escrow remaining after payment of amounts due SCA, if any, in the period such funds are released from escrow.

Federal Tax Liabilities

      In 1991, the Internal Revenue Service (the "Service") asserted numerous adjustments to the tax liability of the Company and its subsidiaries for tax years 1980 through 1988, along with interest and penalties thereon. In
1993, after the conclusion of administrative proceedings, the Service issued a deficiency notice to the Company asserting adjustments to income of $33.3 million and a corresponding deficiency in federal income taxes of approximately $13.5 million, as well as penalties of $2.5 million and interest on the asserted deficiency and penalties. In addition, the Service challenged the carryback of losses incurred by the Company in taxable years 1989 through 1991, thereby bringing those years, which had been the subject of an ongoing audit, into the deficiency notice. On February 9, 1994, the Company filed a petition with the Tax Court contesting many of the proposed adjustments asserted in the deficiency notice entitled Transtech Industries, Inc. v. Commissioner of Internal Revenue Service. During the course of
1995, 1996, and 1998, the Company and the Service executed six stipulations of partial settlement that resolved all of the adjustments asserted in the deficiency notice. The settlements were approved by the Congressional Joint Committee on Taxation during April 2000. The Litigation was concluded during October 2000 and assessments issued during the first quarter of 2001.

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

      In September 1995, the Court approved a settlement of the AT&T Suit among Transtech, Inmar, Marvin H. Mahan, the AT&T Group and other generators and transporters of waste handled at the SCP Site who had contributed to the costs of the remediation of the site. Pursuant to such settlement, Transtech, Inmar and Marvin H. Mahan agreed to (i) pay $4.1 million of proceeds from settlements with primary insurers of a coverage action brought by the Company and Inmar against their primary and excess insurers, (ii) pay an additional $145,000 ($72,500 from Transtech and $72,500 from Inmar and Marvin H. Mahan), and (iii) assign certain of their SCP Site-related insurance claims against excess insurers (see "Insurance Claims for Past Remediation Costs" above) in exchange for a complete release from these parties of all liability to them arising from or on account of environmental contamination at the SCP site and the parties' remediation of the same. The payments described above were made into accounts established by the AT&T Group.

      Notwithstanding the September 1995 settlement, the Company may have liability in connection with the SCP Site to EPA for its costs of overseeing the remediation of the site, and to parties who had not contributed to the remediation at the time the settlement was approved but who may later choose to do so.

      During September 2002, EPA issued a notice of potential liability and of consent decree violations to potentially responsible parties regarding the SCP Site. On November 12, 2004 an Unilateral Administrative Order (the "UAO") was issued by EPA naming fifteen companies, including the Company, as respondents. The UAO requires the respondents to "make best efforts to cooperate and coordinate with Settling Defendants" who are in the process of implementing the response actions required under the UAO. The Settling Defendants is a group of 69 PRPs that have entered into a Consent Decree that requires the implementation of the same response actions as the UAO. The response actions include the design and implementation of the remedy selected for the second operable unit ("OU2") at the SCP Site, reimburse the United States for certain past costs allegedly incurred at the SCP Site, and make payment of certain future response costs that may be
incurred in connection with the implementation of the OU2 remedy.   The
"best efforts to cooperate and coordinate with Settling Defendants" includes the requirement to negotiate with the Settling Defendants as to either the amount of work required under the UAO the Company will be willing to assume or the amount of the cash contribution the Company is willing to make toward the implementation of the UAO. The EPA estimated the present value of the selected remedy is $7.5 million which includes capital cost of $4.7 million plus annual O&M costs of $180,000 per annum.

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

The Chemsol/Tang Site

      During November, 2001 the United States Department of Justice on behalf of EPA, filed suit against Transtech Industries, Inc. (the "Company"), entitled United States of America v. Transtech Industries, Inc., in the United States District Court, District of New Jersey (Case No. 01-5398
(WGB)), regarding a site owned by Tang Realty, Inc. ("Tang") located in Piscataway, New Jersey (the "Chemsol Site"). EPA asserted claims under
Section 107 of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") for the recovery of certain response costs associated with the Chemsol Site of $2.9 million (the "Response Costs").
EPA alleged that the Company is the corporate successor to the former operator at the Site, Chemsol, Inc., and had continued Chemsol's operations at the Chemsol Site. The Company contested the allegations regarding successorship, and the extent of operations it may have conducted at the Chemsol Site. Tang is a corporation controlled by Marvin H. Mahan, a former director and officer, and former principal shareholder of the Company. Mr. Mahan also controlled Chemsol, Inc. Tang and Mr. Mahan, individually were named as defendants in a suit brought by EPA in 2000 seeking contribution toward such unallocated remediation costs. EPA's suits against the Company, and Mr. Mahan and Tang were consolidated and then stayed pending the outcome of settlement discussions.

      On March 2, 2004, a Consent Decree between the plaintiff United States and defendants Mr. Mahan, Tang and the Company (collectively referred to as "the Defendants") was lodged with the Court for 30 days, pending solicitation of public notice and comment. The Consent Decree resolves the United States' claims against the Defendants for the Response Costs alleged in the captioned suit. The Defendants did not admit any liability with respect to the transactions or occurrences alleged in the complaints filed against them. In addition, the Company specifically did not admit the allegations that it is a former operator at the Chemsol Site and/or the corporate successor to Chemsol, Inc. On April 21, 2004, the Court entered the Consent Decree as a final order.

      The Defendants agreed to pay $150,000 toward reimbursement of the Response Costs. The Company paid $100,000 toward such reimbursement; Mr. Mahan and Tang paid the remaining $50,000. Mr. Mahan and Tang also agreed to market and sell the real property owned by them upon which the Chemsol Site is situated, and certain lots adjoining the Chemsol Site, to an EPA approved entity, and to convey the net sales proceeds from such sale(s) to EPA for application toward the Response Costs. Net sales proceeds have been defined as gross proceeds from the sale less applicable income and other taxes due from the sale, and any real estate taxes owed on the property. Mr. Mahan and Tang also agreed to establish an escrow account in the amount of $50,000 to fund the expenses incurred for the marketing and transfer of all of the property. Any balance remaining in the escrow upon completion of the sale of all of the property will be applied to the Response Costs. In exchange, EPA agreed not to sue or take administrative action against the Defendants pursuant to Sections 106 and 107(a) of CERCLA with respect to the Chemsol Site, once the obligations of the Defendants stipulated in the Consent Decree are satisfied.

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


Part I, Item 4.  Submission of Matters to a Vote of
                 Security Holders.

	No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 2006.

	PART II

Part II, Item 5.  Market for Common Equity and Related Stockholder
                  Matters and Small Business Issuer of Purchases of Equity Securities.

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

Part II, Item 8A(T). Controls and Procedures.

	Not applicable

Part II, Item 8B.    Other Information.

    None.


	PART III

Part III, Item 9.  Directors, Executive Officers, Promoters
                   Control Persons and Corporate Governance;
                   Compliance With Section 16(a) of the
                   Exchange Act.

Directors and Executive Officers of the Company

	Robert V. Silva (63) - President and Chief Executive Officer and a director of the Company from April 1991 and Chairman of the Board of Directors from November 1991. Mr. Silva served as a consultant to the Company from December 1990 until his appointment in April 1991 as an officer of the Company. Mr. Silva was employed from September 1987 to December 1990 as Executive Vice President of Kenmare Capital Corp. ("Kenmare"), an investment firm, and provided financial and management consulting services to companies acquired by Kenmare's affiliates. In connection with such financial and management services, Mr. Silva served as Vice President and a Director of Old American Holdings, Inc. and its subsidiary from 1988 to 1990, and Vice President and a Director of Compact Video Group, Inc. and its subsidiaries from 1988 to 1991 and of Manhattan Transfer/Edit, Inc. from 1989 to 1991. Mr. Silva also served as a Director of General Textiles from 1989 to 1991. From June 1985 to September 1987, Mr. Silva served as Vice President of, and provided management consulting services to, The Thompson Company, a private investment firm controlled by the Thompson family of Dallas, Texas. Mr. Silva served as Chairman and Chief Executive Officer of Hunt Valve Company, Inc., a former subsidiary of the Company, from March 1, 1996 to his resignation effective January 1, 1997, and as a Director of Hunt from March 1996 to August 1998. Mr. Silva also served as Vice President and a Director of ValveCo Inc., the entity which acquired Hunt, from October 10, 1995 to his resignation effective January 1, 1997, and was a stockholder in ValveCo Inc. from March 1, 1996 through August 1998. From September 1996 to February 14, 1997, Mr. Silva served as a Director of Hunt's subsidiary, Hunt SECO Engineering, Ltd. and its subsidiaries. Mr. Silva is also the principal of Robert V. Silva and Company, LLC., a private investment firm. Mr. Silva served as Chairman and Chief Executive Officer of Fab-Tech Industries of Brevard, Inc. from September 1998 through November 1, 2000 and March 31, 2000, respectively. He continued to serve as a Director of Fab-Tech until his resignation in September 2002. Mr. Silva also served as a Director of Indesco International, Inc. from October 2000 through February 2002. Mr. Silva's former wife is the sister-in-law of Gary Mahan, the son of Marvin H. Mahan and Ingrid T. Mahan. In 2002, Mr. Silva was subjected to a summary proceeding under New Jersey's Domestic Violence Act. The domestic court concluded that he had violated the Act. Mr. Silva flatly denied the allegations which formed the basis of the complaint. Mr. Silva filed an appeal of the finding of the domestic court. The appellate court overturned the domestic court's determination and remanded the case for a new trial. After the second trial, the domestic court concluded that Mr. Silva did not commit an act of Domestic Violence. The purported victim has filed an appeal of the last domestic court decision. The initial decision of the domestic court spawned three felony indictments, including assault, all based on the same allegations. Mr. Silva has retained separate defense counsel for these charges, has pleaded not guilty, and is aggressively defending them. The Company has reviewed these allegations and believes that they are unfounded. The allegations do not affect the Company's assessment of Mr. Silva's capability or integrity. The Company supports Mr. Silva in his defense and fully expects him to be exonerated.

	Arthur C. Holdsworth, III (58) - A director of the Company since 1988. Since June 1999, Mr. Holdsworth has been General Sales Manager at the Tilcon NJ Division of Tilcon NY, Inc. From August 1991 through June 1999 Mr. Holdsworth was Vice President of Sales at Millington Quarry, Inc. Prior to that and from 1977, Mr. Holdsworth was General Manager of Dallenbach Sand
Co., Inc. Members of the Mahan family own Millington Quarry, Inc. and previously owned Dallenbach Sand Co, Inc. Mr. Holdsworth is the brother-in-law of Roger T. Mahan, a controlling shareholder of the Company.

	Andrew J. Mayer, Jr. (51) - Vice President-Finance and Chief Financial Officer of the Company from November 1991 and a director of the Company from December 1991 and, from April 1992, Secretary of the Company. From 1988 to November 1991, Mr. Mayer served as Vice President, Secretary and Treasurer of Kenmare. In connection with management and financial services provided by Kenmare, Mr. Mayer served in a variety of capacities for the following companies: Old American Holdings, Inc. and its subsidiary from 1988 to 1991; The Shannon Group, Inc. and its subsidiaries from 1988 to 1990;
Detroit Tool Group, Inc. and its subsidiaries from 1989 to 1990; Compact
Video Group, Inc. from 1988 to 1991; Manhattan Transfer/Edit, Inc. from 1989 to 1991; and General Textiles from 1989 to 1990. Mr. Mayer served as Executive Vice President of Hunt Valve Company, Inc., a former subsidiary of the Company from March 1, 1996, the date the Company sold Hunt, to his resignation effective January 1, 1997. Mr. Mayer served as Vice President - Chief Financial Officer of ValveCo Inc. from April 3, 1996 through his resignation effective January 1, 1997, and was a stockholder in ValveCo Inc. from March 1, 1996 through August, 1998. From September 1996 to February
14, 1997, Mr. Mayer served as a Director of Hunt's subsidiary, Hunt SECO Engineering, Ltd. and its subsidiaries. Mr. Mayer also served as a Director, Chief Financial Officer and Secretary of Fab-Tech Industries of Brevard, Inc. from September 1998 through November 1, 2000. He continued to serve as a Vice President of Fab-Tech until his resignation in September, 2002.

Compliance with Section 16(a) of Securities
Exchange Act of 1934

	Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the Company's fiscal year ending December 31, 2006 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

Code of Ethics

	As part of the Company's system of corporate governance, the Board of Directors has adopted a Code of Ethics that is applicable to all employees and specifically applicable to the chief executive officer and chief financial officer. The Code of Ethics is filed as Exhibit 14 to this Form 10-KSB and is also available on the Company's website at www.Transtechindustries.com. The Company intends to disclose any changes in or waivers from the Code of Ethics by filing a Form 8-K or by posting such information on the Company's website.

Corporate Governance

	There have been no changes in any procedures by which security holders may recommend nominees to the Company's board of directors. In addition, the Company currently has no specific audit committee. Andrew J. Mayer, Jr., board member and Chief Financial Officer, would satisfy the requirements of an "audit committee financial expert" pursuant to Item 407(d)(5)(ii) of Regulation S-B, but, as an executive officer of the Company, would not be considered independent under NASDAQ or SEC rules.

Part III, Item 10.  Executive Compensation.

A.  Summary Compensation Table

	The following table summarizes the compensation awarded to, paid to or earned by the principal executive officer of the Company who is the President and Chief Executive Officer of the Company (the "Chief Executive Officer") and the Vice President-Finance, Chief Financial Officer and Secretary (the "Named Executive Officer") in the year ending December 31,
2006 ("Fiscal 2006") for services rendered by them to the Company in all capacities during such year. The Chief Executive Officer and the Named Executive Officer were the only executive officers of the Company whose total annual compensation exceeded $100,000 and were either (a) serving as executive officers of the Company at December 31, 2006 or (b) during Fiscal 2006.

                                                                         Non-
                                                               Nonequity qualified
                                                               incentive deferred   All
                                                               Plan      compen-    Other
Name and Principal   Fiscal                    Stock   Option  compen-   sation     Compen-
Position             Year    Salary    Bonus   Awards  Awards  sation    earnings   sation   Total
                                $         $       $       $        $         $         $        $
 (a)                  (b)      (c)       (d)     (e)     (f)      (g)       (h)       (i)      (j)
Robert V. Silva      2006    $253,000  $54,863    0      0        0         0       $17,275  $325,138
President and Chief
Executive Officer

Andrew J. Mayer, Jr. 2006    $206,000  $53,962    0      0        0         0       $14,970  $274,932
Vice President-
Finance, Chief
Financial Officer
and Secretary

The above table sets forth in the referenced column:

	(a) the name and principal position of the named executive officer; (b) the fiscal year covered; (c) the dollar value of base salary (cash and non-cash) earned by the named executive officer during the fiscal year covered;
(d) the dollar value of bonus (cash and non-cash) earned by the named executive officer during the fiscal year covered; (e) for awards of stock, the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R; (f) for awards of options, with or without tandem SARs, the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R; (g) the dollar value of all earnings for services performed during the fiscal year pursuant to awards under non-equity incentive plans as defined in paragraph (a)(5)(iii) of Item 402 of Regulation S-B, and all earning on any outstanding awards; (h) above-market or preferential earnings on compensation that is deferred on a basis that is not tax-qualified, including such earnings on nonqualified defined contribution plans; (i) all other compensation for the covered fiscal year that the small business issuer could not properly report in any other column of the Summary Compensation Table; and (j) the dollar value of total compensation for the covered fiscal year.


	With respect to the amounts reported in Column (i): In the case of the Chief Executive Officer, the amount shown in each Fiscal Year includes the Company's matching contributions pursuant to the 401(k) Plan, payment of supplemental life insurance premium, payment of golf club membership fees and Automobile Fringe Benefit (i.e., payment of rental, gas and maintenance with respect to the personal use of an automobile provided by the Company).
In the case of the Named Executive Officer, the amount shown in each Fiscal Year includes the Company's matching contributions to its 401(k) Plan, payment of supplemental life insurance premium and Automobile Fringe
Benefit. In each case, in each Fiscal Year, the Company's 401(k) Plan provided for a match equal to 50% of a participant's contribution to the plan in that year, subject to a maximum of (x) 2% of compensation in that year or (y) applicable Internal Revenue Service limits.

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

Employment Arrangements

	All regular employees of the Company including the named executive officers receive (a) cash compensation (i.e., base salary and discretionary bonus); (b) retirement related benefits (i.e., the option to participate in the Company's 401k Plan) and (c) other benefits. Other benefits, which are available to all regular employees, include medical, dental, vision care and life insurance and flexible spending accounts. The Company provides all officers and certain employees with vehicles, supplemental life insurance and business travel accident insurance. The Company also provides a golf club membership to the Chief Executive Officer. No employee of the Company has a written employment agreement with the Company.

B.  Outstanding equity awards at fiscal year-end table.

	The following table sets forth unexercised options; stock that has not vested; and equity incentive plan awards for Chief Executive Officer and Named Executive Officer outstanding as of the end of Fiscal 2006:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards

Name                   Number of      Number of         Equity         Option         Option
                       securities     securities       incentive      exercise      expiration
                       underlying     underlying         plan          price           date
                       unexercised    unexercised       awards:         ($)
                        options        options         number of
                       exercisable   unexercisable    securities
                          (#)            (#)          underlying
                                                      unexercised
                                                       unearned
                                                       options
 (a)                       (b)           (c)            (#) (d)         (e)            (f)
Robert V. Silva            0              0              0              N/A            N/A

Andrew J. Mayer, Jr.       0              0              0              N/A            N/A

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
(continued)

Stock Awards

Name                         Number            Market           Equity        Equity incentive
                           of Shares         value of          incentive        plan awards:
                           or units          shares or        plan awards:    market or payout
                           of stock          units of          number of         value of
                           that have           stock           unearned       unearned shares,
                           not vested        that have          shares,          units or
                             (#)             not vested        units or         other rights
                                                ($)          other rights        that have
                                                              that have          not vested
                                                              not vested            ($)
                                                                 (#)
                             (g)                (h)              (i)                (j)

Robert V. Silva               0                 N/A               0                 N/A


Andrew J. Mayer, Jr.          0                 N/A               0                 N/A


 	No stock option plan of the Company exists under which options may still be granted or under which options which were granted may still be exercised, including without limitation, the Incentive Stock Option Plan of the Company, dated November 8, 1985.

	The Company and its subsidiaries have a 401(k) Retirement Savings and Profit Sharing Plan which covers substantially all full-time employees. Employees may contribute up to amounts allowable under the Internal Revenue Code. The Company matches employees' contributions in amounts or percentages determined by the Company's board of directors. The Company may also make profit sharing contributions to the plan in amounts determined annually by the Company. The Company's matching contribution was 50% of an employee's contribution that is no greater than 2% of their eligible compensation during 2006 and 2005. The plan provides that the Company's matching and profit sharing contributions be made in cash.

C.  Compensation of Directors

	The following table sets forth the compensation of the Company's directors for Fiscal 2006:

DIRECTOR COMPENSATION


Name                  Fees      Stock    Option     Nonequity     Non-      All other    Total
                     earned    awards    awards     incentive   qualified    compen-       $
                     or paid     ($)      ($)         Plan      deferred     sation
                     in cash                         compen-     compen-       ($)
                       ($)                           sation      sation
                                                       ($)      earnings
                                                                   ($)
 (a)                  (b)       (c)        (d)        (e)          (f)         (g)        (h)
Arthur C.
Holdsworth, III      $10,600     0          0          0            0          0        $10,600

	Both the Chief Executive Officer and the Named Executive Officer receive no compensation for their services as directors. Directors of the Company who are not also employees are paid annual directors' fees of $2,650 per calendar quarter, plus $750 for attending each meeting of the board. In
Fiscal 2006, Arthur C. Holdsworth, III earned fees of $10,600.



Part III, Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

	As of the close of business on March 22, 2007, the Company has issued and outstanding 2,979,190 shares of Common Stock, which figure excludes 1,885,750 shares owned by the Company which are not outstanding and are not eligible to vote.

	(A) Set forth below is a table showing, as of March 22, 2007, the number of shares of Common Stock beneficially owned by each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of such Common Stock.

	Unless otherwise specified, the persons named in the table below and footnotes thereto have the sole right to vote and dispose of their respective shares, and all such shares are currently owned by all such persons and not deemed owned by way of the right to acquire shares within sixty days from options, warrants, rights, conversion privileges or similar obligations.



      Name and Address of           Amount and Nature of    Percent of
      Beneficial Owner              Beneficial Ownership    Class (e)


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

	(b) Includes 8,600 shares owned by Nancy M. Ernst's husband, Kenneth A. Ernst, and 18,200 shares owned by their minor children. Kenneth A. Ernst was a director of the Company from June 1987 through April 29, 1994.

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

	(e) From data provided by the Company's Transfer Agent.

	(B)Set forth below is a table showing as of March 22, 2007, the number of shares of Common Stock owned beneficially by each director of the Company, each executive officer of the Company, and the directors and executive officers as a group.

	Unless otherwise specified, the persons named in the table below and footnotes thereto have the sole right to vote and dispose of their respective shares, and all such shares are currently owned by all such persons and not deemed owned by way of the right to acquire shares within sixty days from options, warrants, rights, conversion privileges or similar obligations.


      Name and Address of           Amount and Nature of    Percent of
      Beneficial Owner              Beneficial Ownership    Class (e)


      Robert V. Silva                73,150 (a)                2.4%
      200 Centennial Avenue
      Piscataway, NJ 08854

      Andrew J. Mayer, Jr.           40,900 (b)                1.5%
      200 Centennial Avenue
      Piscataway, NJ 08854

      Arthur C. Holdsworth, III      23,200 (c)                0.8%
      200 Centennial Avenue
      Piscataway, NJ 08854

      All executive officers        137,250 (d)                5.0%
      and directors as a group
      (3 in group)


	(a) Includes 50,000 shares granted pursuant to the Company's 2001 Employee Stock Plan.

	(b) Includes 40,000 shares granted pursuant to the Company's 2001 Employee Stock Plan.

	(c) Includes 20,000 shares granted pursuant to the Company's 2001 Employee Stock Plan.

	(d) Includes 110,000 shares granted to the executive officers and director pursuant to the Company's 2001 Employee Stock Plan.

	(e) From data provided by the Company's Transfer Agent.

	No shares set forth in this table are pledged as security.

	(C) There are no arrangements of which the Company is aware which may result in a change of control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

	The following table sets forth as of December 31, 2006 the number of shares of the Company's common stock, the Company's only class of equity securities, issuable upon exercise of outstanding options, warrants and other rights, the weighted average exercise price of such options, warrants and other rights and the number of shares of common stock available for future issuance pursuant to all "equity compensation plans" relating to our common stock. Equity compensation plans include those approved by our shareholders, as well as those not approved by our shareholders, including individual compensation arrangements with one or more of our officers or directors.

Equity Compensation Plan Information
 Plan category            Number of securities      Weighted-average         Number of securities
                          to be issued upon         exercise price of        remaining available
                          exercise of               outstanding options      for future issuance
                          outstanding options,      warrants and rights
                          warrants and rights
 Equity compensation             -0-                       -0-                      -0-
 plans not approved by
 security holders

 Equity compensation
 plans approved by
 security holders                 0                         0                        0

 Total                            0                         0                        0

	No stock option plan of the Company exists under which options may still be granted or under which options which were granted may still be exercised, including without limitation, the Incentive Stock Option Plan of the Company, dated November 8, 1985.


Part III, Item 12. Certain Relationships and Related Transactions, and Director Independence.

	As of December 31, 2006 the Company's accounts include a receivable, created prior to July 2002, of $21,000 for unreimbursed sundry expenses paid or incurred on behalf of the President and Chairman of the Board, and his affiliates.

	The Company has provided Marvin H. Mahan, a former officer and director, and former principal shareholder of the Company, and the father of three of the Company's principal shareholders, dental insurance and fuel and service for an automobile since his retirement from the Company. Such expenses totalled approximately $2,000 for each of the years ended December 31, 2006 and 2005.

Corporate Governance

	The Company maintains a three-person board of directors. The Company has determined that Arthur C. Holdsworth, III is an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National
Association of Securities Dealers.

	The board of directors of the Company does not maintain an audit committee, compensation committee or a nominating committee. Under the Rules of National Association of Securities Dealers (including its additional Rules with respect to audit committee independence), if the Company did have such committees, neither Robert V. Silva nor Andrew J. Mayer, Jr. would be independent, each being an employee of the Company.

	Mr. Holdsworth is the brother-in-law of Mr. Roger Mahan, a controlling shareholder of the Company. However, the board of directors has determined that this relationship would not interfere with Mr. Holdsworth's exercise of independent judgment in carrying out his responsibilities as a director.

Part III, Item 13.  Exhibits.

Exhibits

	The exhibits to this report are listed in the Exhibit Index on pages
45-49.

Part III, Item 14.  Principal Accountant Fees and Services.

	The following is a summary of the fees billed to the Company by (i) WithumSmith+Brown, PC, the Company's independent certified accountants, during the fiscal year ended December 31, 2006, and (ii) Briggs, Bunting & Dougherty, LLP, the Company's former independent certified accountants, during the fiscal year ended December 31, 2005:

Fee Category             2006                     2005

Audit Fees              $66,000                 $75,142
Audit-Related Fees           -                      -
Tax Fees                     -                   17,500
All Other Fees            4,347                       -
Total Fees              $70,347                 $92,642

	Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company's independent certified accountants in connection with statutory and regulatory filings or engagements.

	Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in Fiscal 2006 and Fiscal 2005.

	Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

	All Other Fees. Consists of fees for products and services other than the services reported above. The fees reported for Fiscal 2006 were paid to the Company's independent certified accountants for its assistance in the due diligence conducted by the Company of a candidate for potential acquisition.

Policy On Audit Committee Pre-Approval Of Audit And Permissible Non-Audit Services Of Independent Auditors.

	The Company has no audit committee. The Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent certified accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval would generally be provided for up to one year and any pre-approval would be detailed as to the particular service or category of services, and would be subject to a specific budget. The independent certified accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent certified accountants in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis. The Board of Directors pre-approved all audit services and permitted non-audit services rendered by the independent certified accountants in 2006 and 2005.


Signatures


	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2007       TRANSTECH INDUSTRIES, INC.
						(Registrant)

                              By:
					/s/ Robert V. Silva
					    Robert V. Silva, President and
					    Chief Executive Officer and Director
					    (Principal Executive Officer)

	Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


April 16, 2007 			/s/ Robert V. Silva
				    Robert V. Silva, President and
				    Chief Executive Officer and Director
				    (Principal Executive Officer)


April 16, 2007 			/s/ Andrew J. Mayer, Jr.
				    Andrew J. Mayer, Jr.
				    Vice President-Finance, Chief
				    Financial Officer, Secretary and
                                    Director (Principal Financial and
                                    Accounting Officer)


April 16, 2007			/s/ Arthur C. Holdsworth, III
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

10(bb) Settlement Agreement dated October 22, 1998 among
Transtech Industries, Inc. and its subsidiary, Inmar
Associates, Inc., Tang Realty, Inc., Dock Watch Quarry
Pit, Inc. and Marvin H. Mahan:  See "F" below.

10(bc)* Transtech Industries, Inc. 2001 Employee Stock Plan:  See
"G" below.

10(bd) Agreement of Purchase and Sale dated May 17, 2001 among
Transtech Industries, Inc. (and its subsidiaries
Birchcrest, Inc. and Kinsley's Landfill, Inc.) and BWF
Development, LLC.: See "H" below.

10(be) Confidential Settlement Agreement and  Release, dated
October 8, 2001, among certain members of the 216
Paterson Plank Road Cooperating PRP Group, Transtech
Industries, Inc., certain Underwriters at Lloyd's,
London, and certain London Market Insurance Companies:
See "I" below.

10(bf)* Incentive Stock Option Plan of Transtech Industries, Inc.
dated November 8, 1985:  See "J" below.

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

10(bj) Consent Decree regarding the Kin-Buc Landfill, executed by
Transtech Industries, Inc. on December 30, 2004, among the New Jersey Department of Environmental Protection, the New Jersey Spill Compensation Fund, Chemical Waste
Management, Inc., Transtech Industries, Inc., Filcrest
Realty, Inc., Kin-Buc, Inc., Anthony Gaess, Inmar
Associates, Inc., SC Holdings, Inc., Waste Management,
Inc., and Waste Management Holdings, Inc.: See "M" below.

10(bk) Second Amendment to the Agreement of Purchase and Sale dated April 20, 2006 among Trantech Industries, Inc.
(and its subsidiaries Birchcrest, Inc. and Kinsley's
Landfill, Inc.) and BWF Development, LLC: See "N" below.

10(bl)*	Summary of Employee Arrangements for Executive Officers
                                                                       54

11	Statement regarding computation of net loss                    55
          per share

13	Annual Report to Stockholders 	                         56 - 124

14	Code of Ethics	                                        125 - 129

21	Subsidiaries of the Registrant	                              130

31(a)	Certification Pursuant to Rules 13a-14(a) and	        131 - 132
	15d-14(a) of the Securities Exchange Act of 1934 and
        Section 302 of the Sarbanes-Oxley Act of 2002 by Chief
        Executive Officer

31(b)	Certification Pursuant to Rules 13a-14(a) and	        133 - 134
	15d-14(a) of the Securities Exchange Act of 1934 and
        Section 302 of the Sarbanes-Oxley Act of 2002 by Chief
        Financial Officer

32(a)	Certification Pursuant to 18 U.S.C. Section	              135
	1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 by Chief Executive Officer

32(b)	Certification Pursuant to 18 U.S.C. Section	              136
	1350,as Adopted Pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002 by Chief Financial Officer



	"A"	Incorporated herein by reference to the Company's
Quarterly Report on Form 10-QSB for the quarter ended
September 30, 1995.

	"B"	Incorporated herein by reference to the Company's
Current Report on Form 8-K dated October 24, 1995.

	"C"	Incorporated herein by reference to the Company's
Current Report on Form 8-K dated March 1, 1996.

	"D"	Incorporated herein by reference to the Company's
Annual Report on Form 10-KSB for the fiscal year ended
December 31, 1995.

	"E"	Incorporated herein by reference to the Company's
Annual Report on Form 10-KSB for the fiscal year ended
December 31, 1997.

	"F"	Incorporated herein by reference to the Company's
Annual Report on Form 10-KSB for the fiscal year ended
December 31, 1998.

	"G"	Incorporated herein by reference to the Company's
Annual Report on Form 10-KSB for the fiscal year ended
December 31, 2000.

	"H"	Incorporated herein by reference to the Company's
Current Report on Form 8-K dated May 17, 2001.

	"I"	Incorporated herein by reference to the Company's
Quarterly Report on Form 10-QSB for the quarter ended
September 30, 2001.

	"J"	Incorporated herein by reference to the Company's
Form S-8 dated April 3, 1987.

	"K"	Incorporated herein by reference to the Company's
Current Report on Form 8-K dated April 22, 2004.

	"L"	Incorporated herein by reference to the Company's
Current Report on Form 8-K dated July 23, 2004.

	"M"	Incorporated herein by reference to the Company's
Annual Report on Form 10-KSB for the fiscal year ended
December 31, 2004.

	"N"		Incorporated by reference to the Company's quarterly
report on Form 10-QSB filed for the quarter ended March
31, 2006).

	"*"	This document is a management contract or
compensatory plan or arrangement.