Form 10QSB
period 2007-03-31
TRANSTECH INDUSTRIES INC
filed 2007-05-15
CIK 87799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB
(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2007

                              or

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

                         (732) 564-3122
                   (Issuer's telephone number)

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,979,190 shares of common stock, $.50 par value, outstanding as of May 15, 2007. In addition, at such date, the issuer held 1,885,750 shares of common stock, $.50 par value, in treasury.

Transitional Small Business Disclosure Format
(Check One): Yes     No  X
                                              Page 1 of 41 pages

TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                            I N D E X
                                                          Page(s)
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Financial Statements for the periods ending March 31, 2007 and 2006 are unaudited):

      Consolidated Balance Sheets as of March 31,
        2007 and December 31, 2006                          3 -  4

      Consolidated Statements of Operations and
        Comprehensive Income (Loss) for the Three
        Months Ended March 31, 2007 and 2006                     5

      Consolidated Statements of Cash Flows for the
        Three Months Ended March 31, 2007 and 2006          6 -  7

      Notes to Consolidated Financial Statements            8 - 19

 Item 2. Management's Discussion and Analysis
         or Plan of Operation                              20 - 31

Item 3. Controls and Procedures                                 32

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                       33

Item 2. Unregistered Sales of Equity Securities
          and Use of Proceeds                                   33

Item 3. Defaults Upon Senior Securities                         33

Item 4. Submission of Matters to a Vote of
         Security Holders                                       33

Item 5. Other Information                                       33

Item 6. Exhibits                                                34

SIGNATURES                                                      35

EXHIBITS                                                   36 - 41
                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)

                             ASSETS

                                         March 31,    December 31,
                                           2007           2006
                                        (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents               $ 3,063         $ 1,601
  Marketable securities                     2,780           4,645
  Accounts receivable - trade                  51              29
  Refundable income taxes                     198              88
  Prepaid expenses and other                   24              25
  Restricted escrow accounts for
    post-closure costs                      1,000           1,013

      Total current assets                  7,116           7,401

PROPERTY, PLANT AND EQUIPMENT
  Land                                      1,067           1,067
  Buildings and improvements                  358             354
  Machinery and equipment                   3,390           3,421
      Total gross assets                    4,815           4,842
  Less accumulated depreciation             2,987           2,997
      Net property, plant and
        equipment                           1,828           1,845

OTHER ASSETS
  Restricted escrow accounts for
    post-closure costs                      6,596           6,543
  Other                                       191             142

      Total other assets                    6,787           6,685

TOTAL ASSETS                              $15,731         $15,931









See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

               CONSOLIDATED BALANCE SHEETS, Cont'd
                           (In $000's)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                         March 31,    December 31,
                                           2007           2006
                                        (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt       $    14         $    14
  Accounts payable                            318             217
  Current portion of income taxes
    payable	                              219             219
  Accrued income taxes                         48              48
  Accrued professional fees                   377             326
  Accrued miscellaneous liabilities            65              66
  Deferred taxes                                9              -
  Current portion of accrued post-
    closure costs                           1,025           1,013

        Total current liabilities           2,075           1,903

OTHER LIABILITIES
  Long-term debt                               23              27
  Income taxes payable                        878             933
  Accrued post-closure costs                8,236           8,399

        Total other liabilities             9,137           9,359

STOCKHOLDERS' EQUITY
  Common stock, $.50 par value,
    10,000,000 shares authorized,
    4,864,940 shares issued                 2,432           2,432
  Additional paid-in capital                1,450           1,450
  Retained earnings                        11,600          11,821
  Accumulated other comprehensive
    loss                                       51             (20)
        Subtotal                           15,533          15,683
  Treasury stock, at cost - 1,885,750
    shares                                (11,014)        (11,014)

        Total stockholders' equity          4,519           4,669

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                    $15,731         $15,931



See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS)
(In $000's, except per share data)
(Unaudited)
                                          For the Three Months Ended
                                                    March 31,
                                                 2007        2006

NET OPERATING REVENUES                         $  133      $  109

COST OF OPERATIONS
  Direct operating costs                           70          48
  Selling, general and administrative
    expenses                                      417         403
  Accretion expense                                91          98
    Total cost of operations                      578         549

LOSS FROM OPERATIONS                             (445)       (440)

OTHER INCOME (EXPENSE)
  Investment income                                36          51
  Investment income on restricted
    escrow account                                 77          73
  Interest expense                                 (1)         (1)
  Rental income                                     1          21
  Miscellaneous income (expense)                    1         131
    Total other income                            114         275

LOSS BEFORE INCOME TAX BENEFIT                   (331)       (165)

  Income tax benefit                             (110)        (45)

NET LOSS                                       $ (221)     $ (120)

NET LOSS PER COMMON SHARE                      $ (.07)     $ (.04)

 NUMBER OF SHARES USED IN CALCULATION         2,979,190   2,979,190


COMPREHENSIVE LOSS:
NET LOSS                                       $ (221)     $ (120)
  Change in unrealized gain (loss),
    net of  tax                                    71         (49)
NET COMPREHENSIVE LOSS                         $ (150)     $ (169)



See Notes to Consolidated Financial Statements

                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

                PART I - FINANCIAL INFORMATION, Cont'd

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In $000's)
                              (Unaudited)

                                          For the Three Months Ended
                                                     March 31,
                                                  2007      2006
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers                $   111   $   128
    Cash paid to suppliers and employees           (386)     (331)
    Interest and dividends received                  36        51
    Other income received                             1       152
    Interest paid                                    (1)       (1)
    Income taxes paid, net of refunds               (55)     (554)
    Payment of post-closure costs,  net of
        proceeds from escrow of $84 and
        $156, respectively                         (127)       (4)
    Net cash used in operating activities          (421)     (559)

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale and maturity of
        marketable securities                     2,678     2,077
    Purchase of marketable securities              (786)   (2,155)
    Collection of notes receivable                   -          1
    Proceeds from sale of equipment                  14        -
    Purchase of property, plant and
        equipment                                   (19)       (3)
      Net cash provided by (used in)
        investing activities                      1,887       (80)

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on vehicle financing          (4)       (5)
      Net cash used in financing
        activities                                   (4)       (5)

  NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                          1,462      (644)
  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE YEAR                                   1,601     2,071
  CASH AND CASH EQUIVALENTS AT END OF
    THE QUARTER                                 $ 3,063   $ 1,427

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                           (In $000's)
                           (Unaudited)

                                          For the Three Months Ended
                                                    March 31,
                                                 2007       2006
RECONCILIATION OF NET LOSS TO NET CASH
USED IN OPERATING ACTIVITIES:

NET LOSS                                      $  (221)    $  (120)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:

  Depreciation                                     21          11
  Accretion expense                                91          98
  Earnings on restricted escrow accounts          (77)        (73)
 (Increase) decrease in assets:
    Accounts receivable net                       (22)         19
    Refundable income taxes                      (110)        (51)
    Prepaid expenses and other                     -           12
    Deposits                                      (49)         -
  Increase (decrease) in liabilities:
    Accounts payable and accrued
      miscellaneous expenses                       77         109
    Income taxes payable                          (55)        (54)
    Accrued income taxes                           -         (494)
    Accrued professional fees                      51         (12)
    Accrued post-closure costs, net of
      proceeds from escrow of $84 and $156,
      respectively                               (127)         (4)

NET CASH USED IN OPERATING ACTIVITIES          $ (421)    $  (559)




See Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

	The accompanying unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of this Form 10-QSB may wish to refer to the Company's Form 10-KSB for the year ended December 31, 2006 for further information.

	The financial information has been prepared in accordance with the Company's customary accounting practices except for certain reclassifications to the 2006 consolidated financial statements in order to conform to the presentation followed in preparing the 2007 consolidated financial statements.

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

	The Company sells the electricity it generates to a local utility. Such sales account for 100% of the Company's Net Operating Revenues for the three months ended March 31, 2007 and 2006, and represented 100% of the Company's Accounts Receivable - Trade as of March 31, 2007 and December 31, 2006.


	In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December
15, 2006. The adoption of FIN 48 has not resulted in a material effect on the Company's financial condition or results of operations.

	In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company has not yet determined the impact of this statement on its results of operations or financial condition.

	In February 2007, the FASB issued SFAS No. 159, "Establishing the Fair Value Option for Financial Assets and Liabilities" to permit all entities to choose to elect to measure eligible financial instruments at fair value.
The decision whether to elect the fair value option may occur for each eligible item either on a specified election date or according to a preexisting policy for specified types of eligible items. However, that decision must also take place on a date on which criteria under SFAS 159 occurs. Finally, the decision to elect the fair value option shall be made on an instrument-by-instrument basis, except in certain circumstances. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS
No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date).

NOTE 2 - MARKETABLE SECURITIES

	At March 31, 2007, the Company's marketable securities consisted primarily of U. S. Treasury bills classified as available-for-sale and are carried at their fair value of $2,780,000, with a cost of $2,751,000 and unrealized gains of $29,000. At December 31, 2006, the Company's marketable securities consisted primarily of U.S. Treasury bills classified as available-for-sale and are carried at their fair value of $4,645,000, which approximated cost. The unrealized gains related to the Company's marketable securities are included in stockholders' equity, net of income tax (stockholders' equity also includes net unrealized gains related to the restricted escrow accounts discussed in Note 3). Proceeds from the maturity of marketable securities for the three months ended March 31, 2007 were $2,678,000. No marketable securities were sold prior to their maturity during the period in either 2007 or 2006.

NOTE 3 - RESTRICTED ESCROW ACCOUNTS FOR POST-CLOSURE COSTS

       At March 31, 2007 and December 31, 2006 the Company held $7,596,000 and $7,556,000, respectively, in restricted escrow accounts which are to be used to fund post-closure costs at Kinsley's Landfill (the "Kinsley's Escrow"). The escrow funds are legally restricted for purposes of settling closure and post-closure costs, and were established to provide financial assurance through the deposit of a portion of the tipping fee charged when the landfill was operating. The balance of funds, if any, remaining after the end of the post-closure activities will revert to the State of New Jersey. The escrow for post-closure costs primarily consists of U.S. Treasury Notes and government backed debt securities. At March 31, 2007 the securities are carried at their fair value of $7,596,000, with a cost of $7,564,000, gross unrealized gains of $84,000 and gross unrealized losses of $52,000. At December 31, 2006 the securities had a fair market value of $7,556,000, with a cost of $7,576,000, gross unrealized gains of $55,000 and gross unrealized losses of $75,000. The net unrealized gains and losses are included in stockholder's equity for the respective periods (stockholders' equity also includes net unrealized gains related to the Company's marketable securities discussed in
Note 2). The portion of the restricted escrow funds reported as current equals the current portion of post-closure costs related to the Kinsley's Landfill (see Note 5).

NOTE 4 - INCOME TAXES

	The Company recognized a federal income tax benefit for the three months ended March 31, 2007 due to its ability to carry-back net operating losses to 2006 and 2005 for credit against federal income taxes paid with respect to such year. Federal tax laws limit the carry-back of losses to two preceding years.

	The provision for income tax expense (benefit) for the three months ended March 31, 2007 and 2006 is based upon the Company's anticipated annual effective tax rate and consists of the following (table in 000's):

                                           2007      2006
Provision for operations
  Currently payable (refundable):
    Federal                               $(110)     $(51)
    State                                    -          6
                                           (110)      (45)
  Deferred:
    Federal                                  -         -
    State                                    -         -
                                             -         -
  Total income tax provision (benefit)    $(110)     $(45)

	Income taxes payable represents the amount due the United States Internal Revenue Service (the "Service") in settlement of litigation concluded during October 2000 regarding the Company's tax liability for taxable years 1980-88 and certain issues from taxable years 1989-91. The Company settled all of the issues before the Tax Court and reached agreement with the Service as to its tax liability for all taxable years through 1996. During July 2004, the Service accepted the Company's Offer in Compromise (the
"Offer") which requested a reduction in the amount payable with respect to such settlements and permission to pay the reduced obligation in installments. The Offer committed the Company to pay a total of $2,490,000 in satisfaction of the assessed federal income taxes and interest. A payment of $810,000 was made during October 2004 and the balance due is being paid in monthly installments over nine years as follows: (a) $18,230 per month for each of the forty-eight months beginning August 2004, and (b) $13,416 per month for each of the following sixty months beginning August 2008. The total of the installments paid through March 31, 2007 equals approximately $583,000. The approximate amounts due for the five years subsequent to March 31, 2007 are as follows: $219,000; $219,000; $180,000;
$161,000; and $161,000. The Service does not impose interest on amounts payable pursuant to the Offer. The Company is permitted to receive refunds of prior tax overpayments and from the carryback of losses. Should the Company default in any of the terms of the Offer, the Service may initiate suit to impose one or more remedies available to it, including the reinstatement of the total amount previously assessed and/or impose interest.

	The sum of the payments due during the twelve months subsequent to March 31, 2007 has been classified as a current liability and the balance of the payments due have been classified as a long-term liability.

	The Company has paid state income taxes and interest due, in accordance with its calculations, as a result of the settlements with the Service. However state tax authorities may assert that additional interest and penalties are owed in connection with the state tax liability arising from these settlements. The accrued income taxes classified as current as of March 31, 2007 includes $48,000 for accrued state interest.

NOTE 5 - POST-CLOSURE COSTS AND CONTINGENT ENVIRONMENTAL LIABILITIES

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

	The Company's estimates of costs to discharge asset retirement obligations for landfills are developed in today's dollars. The estimated costs are inflated to the expected time of payment and then discounted back to present value. The estimated costs in current dollars were inflated to the expected time of payment using an inflation rate of 2.5%, and the inflated costs were discounted to present value using a credit-adjusted, risk-free discount rate of 4.5%. The credit-adjusted, risk-free rate is based on the risk-free interest rate on obligations of similar maturity and adjusted for the risk associated with investments permitted and typically held in the Company's post-closure escrow accounts discussed in Note 3. Changes in the credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted, risk-free rate.

	The following tables summarize the actual activity in the Company's asset retirement obligation liabilities for post-closure costs for the three months ended March 31, 2007 and 2006 (table in $000):
                                             2007        2006
      Asset retirement obligation
        liability, beginning of period      $ 9,412     $ 9,746
      Accretion expense                          91          98
      Obligations settled during
        the period                             (282)       (229)
      Other adjustments                          22         (12)
      Asset retirement obligation
        liability, end of period              9,243       9,603
          Less: Current portion              (1,025)       (994)

          Long-term portion                 $ 8,218     $ 8,609

	The amount reported as current portion represents the estimate of the cost to be incurred during the subsequent twelve months.

	The Company began re-grading a section of the Kinsley's Landfill in 2006 in accordance with a plan approved by the New Jersey Department of Environmental Protection ("NJDEP"). The re-grading plan calls for the use of both recycled and non-recycled materials to fill and re-contour the areas of the mound containing depressions. The Company receives a fee to accept certain of the recycled materials. The costs incurred for re-grading activities shall be paid from such fees. However, costs incurred for re-grading activities in excess of such fees, if any, will be submitted to NJDEP for reimbursement from the Kinsley's Escrow. The amounts reported as Other adjustments in the above tables equal the proceeds generated from the materials received in the re-grading project at the Kinsley's Landfill, less related re-grading expenses.

	The Company's total and current portion of accrued post-closure costs by site as of March 31, 2007 and December 31, 2006 are as follows (table in $000's):

                                       March 31,    December 31,
                                             2007           2006
            Kinsley's landfill             $ 9,218        $ 9,385
            Mac landfill                        25             27
             Total                         $ 9,243        $ 9,412
            Kinsley's landfill             $ 1,000        $   986
            Mac landfill                        25             27
            Current portion                $ 1,025        $ 1,013

	The post-closure maintenance costs of the Kinsley's Landfill are funded from a restricted escrow account (see Note 3).

	The Company intends to annually review its calculations with respect to landfill asset retirement obligations unless there is a significant change in the facts and circumstances related to a landfill during the year, in which case the Company will review its calculations after the significant change has occurred.

Contingent Environmental Liabilities

	During November 2004, the Company along with fourteen other potentially responsible parties was named as respondents to an Unilateral Administrative Order issued by the United States Environmental Protection Agency ("EPA") regarding a site located in Carlstadt, New Jersey. The site is known as the Scientific Chemical Processing Superfund Site (the "SCP Site") and has been undergoing remediation pursuant to an Administrative Order issued by the EPA in 1990. The November 2004 Unilateral Administrative Order seeks contribution from the fifteen respondents, and a group of sixty nine other potentially responsible parties, toward the remediation of an area designated Operable Unit 2, estimated to cost $7.5 million, and reimbursement to the EPA of $2.0 million of alleged past oversight and administrative costs (see Part II, Item 1. Legal Proceedings). The Company ceased operations of a solvents recovery facility at the site in 1970. The Company, together with the property owner, have contributed cash and proceeds from insurance settlements toward the remediation of the SCP Site. Such contributions total $16.4 million through December 31, 2006, plus interest earned thereon, which the Company believes should satisfy the share of remediation costs which could be found attributable to the Company for the SCP Site.

	The Company was one of 158 recipients of a Notice of Potential Liability and Request to Perform Remedial Investigation/Feasibility Study (the "Notice"), issued by the EPA on March 9, 2006, regarding the contamination of the Berry's Creek Study Area (the "Creek Area") located in Bergen County, N.J. A tributary adjacent to the SCP Site flows into Berry's Creek. The Creek Area includes the approximately seven miles long water body known as Berry's Creek, a canal, all tributaries to Berry's Creek and related wetlands. Tidal areas of the river into which Berry's Creek empties are also subject of the Notice. Each recipient of the Notice is designated as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), and may be held liable for the cleanup of the Creek Area and costs the EPA has incurred with regard to the Creek Area. The investigation and feasibility study regarding the scope of the remediation of the Creek Area is ongoing. The selection of the ultimate remediation methodology from alternative approaches is expected to be made by the EPA in 2010. Since no discovery has taken place concerning allegations against the Company, it is not possible to estimate the Company's ultimate liability, if any, with respect to the Creek Area and consequently no liability has been recorded on the Company's financial statements.

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

NOTE 6 - LONG-TERM DEBT

	Long-term debt consists of the following as of March 31, 2007 and December 31, 2006 (table in $000's, except for monthly installment amounts):
                                              March 31,   December 31,
                                                2007          2006

Note payable to bank due in monthly
  installments of $691, including
  interest at 7.0% per annum, to August
  2007; secured by a vehicle carried
  at a net book value of $11                $  3          $  5

Note payable to a finance company, due
  in monthly installments of $459,
  including interest at 7.99% per annum,
  to August 2009; secured by a vehicle
  carried at a net book value of $15          12            13

Note payable to a bank, due in monthly
  installments of $505, including
  interest at 7.75% per annum, to June
  2011; secured by a vehicle carried
  at a net book value of $22                  22            23

Total long-term debt                          37            41
    Less: Current portion                    (14)          (14)
Long-term portion                           $ 23          $ 27


	NOTE 7 - SEGMENT INFORMATION

	  The Company's continuing operations are grouped into three segments:
(a) operations which generate electricity from recovered methane gas, (b) operations which perform maintenance, remediation, closure, post-closure and related services on landfill sites, and (c) corporate and other. Corporate and other includes selling, general and administrative expenses not specifically allocable to the other segments. Corporate assets are represented primarily by cash and cash equivalents, marketable securities and real estate held for investment and sale. Financial information by segment for the three months ended March 31, 2007 and 2006 follows.

(table in $000's)          Electricity  Environmental Corporate
                           Generation     Services    and Other   Total

2007
  Gross operating revenues    $  133       $  272      $   -     $  405
  Eliminations (a)                -          (272)         -       (272)
  Net operating revenues         133           -           -        133
  Depreciation expense            12            6           3        21
  Income (loss)
    from operations (b)           56          (85)       (416)     (445)
  Capital expenditures             2           12           5        19

2006
  Gross operating revenues    $  109       $  253      $   -     $  362
  Eliminations (a)                -          (253)         -       (253)
  Net operating revenues         109           -           -        109
  Depreciation expense             2            5           4        11
  Income (loss)
    from operations (b)           44          (65)       (419)     (440)
  Capital expenditures            -             3          -          3

	(a) Eliminations include intercompany sales, billings to the Kinsley's Escrow and fees received in conjunction with the Kinsley's Landfill re-grading project.

      (b) Income (loss) from operations of the Environmental Services segment includes accretion expense of $91,000 and $98,000 for 2007 and 2006, respectively.


NOTE 8 - LEGAL PROCEEDINGS

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

Discussion of Critical Accounting Policies

	For a discussion of the Company's critical accounting policies, see the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

Results of Operations

Results for the three months ended March 31, 2007 and 2006

	Consolidated net operating revenues were $133,000 for the three months ended March 31, 2007, an increase of $24,000 or 22%, compared to $109,000 for the period ended March 31, 2006. Consolidated operating revenues by business segment for the three months ended March 31, 2007 and 2006 were as follows (in $000):

                                        2007       2006

          Environmental Svcs.         $  272      $ 253
          Electricity Generation         133        109
          Subtotal                       405        362
          Eliminations                  (272)      (253)
          Net Operating Revenues        $133       $109

	The environmental services segment provides construction, remedial and maintenance services at landfills, commercial and industrial sites, and manages methane gas recovery operations. The environmental services segment reported $272,000 of gross operating revenues for the period in 2007 (prior to eliminations) compared to $253,000 for the period in 2006. Substantially all of the environmental services segment's revenues for 2007 and 2006, were for post-closure activities conducted at sites previously operated by the Company's subsidiaries. Revenues associated with such transactions are included in gross operating revenue and eliminated in consolidation.

	Post-closure work performed on a landfill owned by the Company, the Kinsley's Landfill, is submitted for reimbursement to a restricted escrow account established to finance the post-closure activities at the site (the "Kinsley's Escrow") (see Notes 3 and 5 to the Company's Consolidated Financial Statements). The Company billed the Kinsley's Escrow approximately $270,000 and $222,000 for post-closure maintenance performed during the three months ended March 31, 2007 and 2006, respectively. The Company has begun re-grading a section of the Kinsley's Landfill in accordance with a plan approved by the New Jersey Department of Environmental Protection ("NJDEP"). The re-grading plan calls for the use of both recycled and non-recycled materials to fill and re-contour the areas of the mound containing depressions. The Company receives a fee to accept certain of the recycled materials. The costs incurred for re-grading activities shall be paid from such fees. However, costs incurred for re-grading activities in excess of such fees, if any, will be submitted to NJDEP for reimbursement from the Kinsley's Escrow. The gross revenue reported for the environmental services segment for the period in 2007 and 2006 includes $12,000 and $29,000 from such fees (see Note 5). The Company intends to utilize recycled materials to the fullest extent possible in order to minimize the amount of re-grading costs paid from the Kinsley's Escrow, if any. Billings to the Kinsley's Escrow and for services provided to members of the consolidated group, and the fees received in conjunction with the re-grading project, are eliminated in the calculation of net operating revenue.

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

	Revenues from the segment that generates electricity using methane gas as fuel were approximately $133,000 and $109,000 for the three months ended March 31, 2007 and 2006, respectively. Methane gas is a component of the gas generated by landfills. The electricity generating facility is located at the Kinsley's Landfill and consists of four trailer mounted diesel engine/electricity generator units ("Gen-set(s)") each capable of generating approximately 11,000 kWh/day when operating at 85% capacity.
Two of the four Gen-sets were operating during 2006. The third Gen-set was refurbished during 2006 and became operational during January 2007.
Repairs to the fourth Gen-set have been deferred. Electricity generated is sold pursuant to a contract with a local utility. Revenues are a function of the number of kilowatt hours sold, the rate received per kilowatt hour and capacity payments. The Company sold 2.14 million kWh during the three months ended March 31, 2007 compared to 1.75 million kWh sold in the period of the prior year. The average combined rate received (per Kilowatt and capacity payment) for the three months ended March 31, 2007 equaled that received for the comparable period last year. Engineering studies indicate that the quantity of gas generated by the landfill is declining but project sufficient landfill gas to continue the operation of three of the existing Gen-sets through 2011 and two of the existing Gen-sets for the period of 2012 through 2017. Elements of the landfill gas are more corrosive to the equipment than traditional fuels, resulting in more off-line hours dedicated to repair and maintenance than with equipment utilizing traditional fuels.

Cost of Operations

	Consolidated direct operating costs for the three months ended March 31, 2007 were $70,000, an increase of $22,000 or 46% when compared to $48,000 reported for the period in 2006. Substantially all the costs of operations related to the environmental services segment for the period in both 2007 and 2006 were incurred for the intercompany transactions described above and, therefore, eliminated in consolidation. As a result, the reported direct operating costs are of the electricity generating segment. The increase in operating costs is primarily attributable to work performed toward the start-up of the third Gen-set.

	Consolidated selling, general and administrative expenses for the three months ended March 31, 2007 and 2006 were $417,000 and $403,000, respectively. Components of selling, general and administrative expenses for the three months ended March 31, 2007 and 2006 were as follows:

                                        2007             2006
Legal expenses                     $  125,000        $  84,000
Other professional fees                43,000           37,000
Non-operating subsidiary expenses      10,000           10,000
All other administrative expenses     239,000          272,000
  Total                            $  417,000        $ 403,000

	Legal expenses reported for the period in 2007 and 2006 include approximately $109,000 and $65,000, respectively, of fees for matters related to the Company's landfills or the remediation of sites to which the Company has been named as a potentially responsible party ("PRP") or potential PRP. Such fees in the periods for both 2007 and 2006 were primarily attributable to matters related to the Kin-Buc Landfill and the Berry's Creek Study Area. The Company also incurs legal and other professional fees during the course of evaluating businesses for possible acquisition. The operating costs of the non-operating subsidiaries, consisting primarily of insurance premiums, franchise, corporate and real estate taxes, aggregated approximately $10,000 for the period in both 2007 and 2006. All other administrative expenses decreased $33,000 to $239,000 for the period in 2007 from $272,000 for the period in 2006. This decrease was primarily attributable to reductions in real estate taxes, insurance
expense and general operating expenses.    Professional fees and
administrative costs also continue to be incurred in regard to the Company's business development and asset divestiture efforts (see Liquidity and Capital Resources below).

	Consolidated accretion expense recognized on the Company's asset retirement obligation for landfill post-closure costs was $91,000 and $98,000 for the three months ended March 31, 2007 and 2006, respectively.

Operating Loss

	The Company's consolidated operating loss for the three months ended March 31, 2007 increased to $445,000 from a loss of $440,000 reported for the period in 2006.

Other Income (Expense)

	Consolidated investment income was $36,000 for the three months ended March 31, 2007 versus $51,000 reported for the period in 2006.

	Consolidated investment income earned on the restricted escrow accounts dedicated to the funding of the Company's landfill post-closure costs was $77,000 and $73,000 for the three months ended March 31, 2007 and 2006, respectively.

	Consolidated interest expense was $1,000 for the three months ended March 31, 2007 and 2006, respectively.

	Consolidated rental income, net of related expenses, was $1,000 and $21,000 for the three months ended March 31, 2007 and 2006, respectively. Income included in this category consists of royalty payments, reported net of commission, received from the lessee of certain of the Company's real property situated beneath the lessee's landfill and income earned from the rental of certain of the Company's property. The decrease in rental income is primarily attributable to the sale of certain real estate during October 2006 (see "Liquidity and Capital Resources - Sale of Real Property" below).

	Consolidated miscellaneous income for the three months ended March 31, 2007 and 2006 was $1,000 and $131,000, respectively. The income reported in the period for 2006 includes $129,000 received in settlement of litigation initiated by the Company regarding its interest in a former real estate partnership.

Loss before Income Tax Benefit

	The consolidated loss before income tax benefit was $331,000 for the three months ended March 31, 2007, compared to a loss of $165,000 for the period in 2006.

Income Tax Benefit

	The provision for federal and state income tax benefit for the three months ended March 31, 2007 and 2006 equaled $110,000 and $45,000, respectively. The Company recognized federal income tax benefit for the periods due to its ability to carry-back net operating losses to 2006 and 2005 for credit against federal income taxes paid with respect to such years.

Net Income (Loss)

	Net loss for the three months ended March 31, 2007 was $221,000 or $.07 per share, compared to a net loss of $120,000 or $.04 per share, for the three months ended March 31, 2006.

Liquidity and Capital Resources

General

	The Company faces significant short-term and long-term cash requirements for (i) funding its professional and administrative costs,
(ii) federal income taxes payable, and (iii) funding post-closure costs and other expenses associated with sites of past operations. As discussed below, the Company owes the Internal Revenue Service (the "Service") approximately $1.1 million as of March 31, 2007 as a result of the settlement of issues before the U.S. Tax Court regarding the Company's income tax liability for the years 1980 through 1991. The Company's past participation in the waste handling, treatment and disposal industries subjects the Company to additional claims that may be made against the Company for the remediation of sites in which the Company is deemed a potentially responsible party, and future events or changes in environmental laws or regulations, that cannot be predicted at this time, which could result in material increases in post-closure costs, and other potential liabilities that may ultimately result in costs and liabilities in excess of its available financial resources. In addition, the Company cannot ascertain if its operations and funding sources will be adequate to satisfy its future cash requirements.

Statement of Cash Flow

	Net cash used in operating activities for the three months ended March 31, 2007 was $421,000 versus a use of $559,000 reported for the period in 2006. The primary sources of cash from operating activities for the period in 2007 was $111,000 received from customers, and the primary sources of cash from operating activities in 2006 were $128,000 received from customers and $129,000 of proceeds from the settlement of litigation related to an investment in a real estate partnership. The primary use of cash in operating activities in 2007 and 2006 was the amount paid to suppliers and employees. A significant use of cash in operating activities for the period in 2006 was the payment of $500,000 toward income taxes accrued for 2005, and for both 2007 and 2006, installments paid pursuant to the Company's Offer in Compromise discussed below that total $55,000.
Payments of landfill post-closure costs related to the Kinsley's Landfill and the Mac Landfill were $144,000 and $4,000 for the period in 2007 and 2006, respectively, reported net of reimbursements from the Kinsley Escrow. Certain post-closure maintenance costs of the Kinsley's Landfill are initially paid by the Company, such as personnel costs and other necessary materials or services for which credit terms are limited. The Company seeks reimbursement for such payments from the restricted escrow accounts dedicated to fund the post-closure costs of the Kinsley's Landfill. The proceeds from post-closure escrow funds reported for 2007 and 2006, $84,000 and $156,000 respectively, were received from the Kinsley's Escrow. Post-closure costs of the Mac Landfill are funded from the Company's general funds, and equaled $2,000 and $4,000 for the period in 2007 and 2006, respectively. See Note 5 to the Company's Consolidated Financial Reports for further discussion of the Company's landfill post-closure cost obligations.

	Net cash flow provided by investing activities equaled $1,887,000 for the period in 2007 versus a use of $80,000 reported for the period for 2006. The increase in the funds provided in 2007 was primarily due to the timing of the maturity and reinvestment of the investments.  Capital expenditures of $19,000 for the period in 2007 include $6,000 expended toward the construction of a new maintenance facility at Kinsley's Landfill, and the balance for miscellaneous equipment. Capital expenditure of $3,000 for the
period in 2006 was for miscellaneous equipment.   The cash flow used in
financing activities of $4,000 and $5,000 reported for the period in 2007 and 2006, respectively, reflects payments toward notes payable.

	As a result of these activities, funds held by the Company in the form of cash and cash equivalents increased for the three months ended March 31, 2007 by $1,462,000 from December 31, 2006, versus a decrease of $644,000 reported for the period last year. The sum of cash, cash equivalents and marketable securities as of March 31, 2007 decreased to $5,843,000 from $6,246,000 reported as of December 31, 2006.

	Working capital equaled $5,041,000 and $5,498,000 as of March 31, 2007 and December 31, 2006, respectively, and the ratio of current assets to current liabilities was 3.4 to 1 and 3.9 to 1 as of March 31, 2007 and December 31, 2006, respectively.

Taxes

	During October 2000 the Company concluded litigation it began in 1994 against the United States Internal Revenue Service (the "Service") in Tax Court regarding the Company's tax liability for taxable years 1980-88 and certain issues from taxable years 1989-91. The Company settled all of the issues before the Tax Court and reached agreement with the Service as to its tax liability for all taxable years through 1996. During July 2004, the Service accepted the Company's Offer in Compromise (the "Offer") which requested a reduction in the amount payable pursuant to such settlements and permission to pay the reduced obligation in installments. The Offer committed the Company to pay a total of $2,490,000 in satisfaction of the assessed federal income taxes and interest. A payment of $810,000 was made during October 2004 and the balance due is being paid in monthly installments over nine years as follows: (a) $18,230 per month for each of the forty-eight months beginning August 2004, and (b) $13,416 per month for each of the following sixty months beginning August 2008. The total of the installments paid through September 31, 2007 equals $583,000. The approximate amounts due for the five years subsequent to March 31, 2007 are as follows: $219,000; $219,000; $180,000; $161,000 and $161,000. The
Service does not impose interest on amounts payable pursuant to the Offer. The Company is permitted to receive refunds of prior tax overpayments and from the carry-back of losses. Should the Company default in any of the terms of the Offer, the Service may initiate suit to impose one or more remedies available to it, including the reinstatement of the total amount previously assessed and/or impose interest.

Post-Closure Costs

	As of March 31, 2007, the Company has accrued approximately $9.2 million for its estimated share of post-closure costs related to two of the Company's former landfill operations; the Kinsley's Landfill and Mac Landfill. Approximately $7.6 million is held in escrow for the post-closure activities of the Kinsley's Landfill (see Notes 3 and 5 to the Company's Consolidated Financial Statements). All disbursements from such escrow must be approved by the NJDEP. The NJDEP has requested the Company prepare a projection of the costs of post-closure activities at the Kinsley's Landfill, and has suspended reimbursement from such escrow until the projection is completed.

Contingent Environment Liabilities

	During November 2004, the Company along with fourteen other potentially responsible parties were named as respondents to an Unilateral
Administrative Order issued by the United States Environmental Protection Agency ("EPA")regarding the Scientific Chemical Processing Superfund Site
(the "SCP Site") located in Carlstadt, New Jersey, which has been undergoing remediation pursuant to Unilateral Administrative Order issued in 1990. The November 2004 Unilateral Administrative Order seeks contribution from the fifteen respondents, and a group of sixty nine other potentially responsible parties, toward the remediation of an area designated Operable Unit 2, estimated to cost $7.5 million, and $2.0 million of past oversight and administrative costs (see Part II, Item 1. Legal Proceedings). The Company ceased operations of a solvents recovery facility at the site in 1970. The Company, together with the property owner, have contributed cash and proceeds from insurance settlements toward the remediation of the SCP Site. Such contributions total $16.4 million through December 31, 2006, plus interest earned thereon, which the Company believes should satisfy the share of remediation costs which could be found attributable to the Company for the SCP Site.

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

Sale of Real Property

      On October 19, 2006, the Company completed the sale of approximately 60 acres of real property located in Deptford, N.J. pursuant to the contract with BWF Development, Inc. ("BWF"). The property adjoins the Kinsley's Landfill. The real estate sold consists of approximately 45 acres of usable land and 15 acres of wetlands upon which two metal buildings and two private residences are situated. The Company continues to own approximately 364 contiguous acres adjacent to the property sold, of which approximately 110 acres is occupied by the closed Kinsley's Landfill. The building currently utilized to store the Company's machinery and equipment is located on the property sold. The Company is permitted to utilize the building through June 2007, and is constructing a replacement building. The Company reported a net gain of $1,852,000 from the sale in its results for the year-ended December 31, 2006.

	The Company is pursuing the disposition of its remaining property through the sale of individual parcels and/or groups of parcels (including approximately 110 acres upon which the landfill owned and operated by Kinsley's Landfill, Inc. is situated). The Company is unable to determine when sale(s) of the remaining parcels will ultimately be consummated and proceeds received given the proximity of the properties to the landfill, access issues and the location of wetlands on certain properties.

Insurance Claims for Past Remediation Costs

	In February 2002, the Company consummated a settlement of litigation it had commenced in 1995 against its excess insurers who provided coverage during the period of 1965 through 1986 (the "Lloyds Suit"). Many of the non-settling insurance companies are insolvent, however the estates of some of these insolvent companies have sufficient assets to make a partial contribution toward claims filed by the Company. During the second, third and fourth quarters of 2006, the Company received proceeds totaling
$600,000 related to claims filed against the estates of insolvent insurers. The Company has resolved claims against its excess insurers representing approximately 98% of the value assigned to the coverage provided under the policies that were the subject of the Lloyds Suit.

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

	No material developments have occurred with respect to litigation, or the other pending legal proceedings involving the Company, subsequent to that reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 Reference is made thereto for a description of such litigation, and to the discussion contained in Part I, Item 2. Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources of this Form 10-QSB.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

		 None

Item 3.	Defaults Upon Senior Securities

		 None

Item 4.	Submission of Matters to a Vote of Security Holders

		 None

Item 5.	Other Information

		 None

Item 6.  Exhibits

Exhibit 31(a)   	Certification Pursuant to Rules 13a-14(a) and 15d-
14(a) of the Securities Exchange Act of 1934 and
Section 302 of the Sarbanes-Oxley Act of 2002 by Chief
Executive Officer

Exhibit 31(b)   	Certification Pursuant to Rules 13a-14(a) and 15d-
14(a) of the Securities Exchange Act of 1934 and
Section 302 of the Sarbanes-Oxley Act of 2002 by Chief
Financial Officer

Exhibit 32(a)   	Certification Pursuant to 18 U.S.C. Section 1350, as
Adopted Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002 by Chief Executive Officer

Exhibit 32(b)   	Certification Pursuant to 18 U.S.C. Section 1350,as
Adopted Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002 by Chief Financial Officer

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           SIGNATURES

	In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  May 15, 2007          By:  /s/ Robert V. Silva
                                  Robert V. Silva, President
                                  and Chief Executive Officer
                                 (Principal Executive Officer)

                                              and


Date:  May 15, 2007          By:  /s/ Andrew J. Mayer, Jr.
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary
                                 (Principal Financial and
                                  Accounting Officer)