Form 10QSB
period 2007-09-30
TRANSTECH INDUSTRIES INC
filed 2007-11-14
CIK 87799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB
(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2007

                              or

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,979,190 shares of common stock, $.50 par value, outstanding as of November 12, 2007. In addition, at such date, the issuer held 1,885,750 shares of common stock, $.50 par value, in treasury.

Transitional Small Business Disclosure Format
(Check One): Yes     No  X
                                              Page 1 of 50 pages

TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

                            I N D E X
                                                          Page(s)
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Financial Statements for the periods ending September 30, 2007 and 2006 are unaudited):

      Consolidated Balance Sheets as of September 30,
        2007 and December 31, 2006                          3 -  4

      Consolidated Statements of Operations and
        Comprehensive Income (Loss) for the Nine
        Months Ended September 30, 2007 and 2006                 5

      Consolidated Statements of Operations and
        Comprehensive Income (Loss) for the Three
        Months Ended September 30, 2007 and 2006                 6

      Consolidated Statements of Cash Flows for the
        Nine months Ended September 30, 2007 and 2006       7 -  8

      Notes to Consolidated Financial Statements            9 - 20

 Item 2. Management's Discussion and Analysis
         or Plan of Operation                              21 - 39

Item3A(T). Controls and Procedures                              40

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                       41

Item 2. Unregistered Sales of Equity Securities
          and Use of Proceeds                                   42

Item 3. Defaults Upon Senior Securities                         42

Item 4. Submission of Matters to a Vote of
         Security Holders                                       42

Item 5. Other Information                                       42

Item 6. Exhibits                                                43

SIGNATURES                                                      44

EXHIBITS                                                   45 - 50

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)

                             ASSETS

                                       September 30,  December 31,
                                           2007           2006
                                        (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents               $   724         $ 1,601
  Marketable securities                     3,626           4,645
  Accounts receivable - trade                  60              29
  Refundable income taxes                     386              88
  Prepaid expenses and other                   92              25
  Restricted escrow accounts for
    post-closure costs                      1,012           1,013

      Total current assets                  5,900           7,401

PROPERTY, PLANT AND EQUIPMENT
  Land                                      1,067           1,067
  Buildings and improvements                  567             354
  Machinery and equipment                   3,370           3,421
      Total gross assets                    5,004           4,842
  Less accumulated depreciation             3,005           2,997
      Net property, plant and
        equipment                           1,999           1,845

OTHER ASSETS
  Restricted escrow accounts for
    post-closure costs                      6,816           6,543
  Other                                       191             142

      Total other assets                    7,007           6,685

TOTAL ASSETS                              $14,906         $15,931






See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

               CONSOLIDATED BALANCE SHEETS, Cont'd
                           (In $000's)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                       September 30,  December 31,
                                           2007           2006
                                        (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt       $    10         $    14
  Accounts payable                            310             217
  Current portion of income taxes
    payable	                              209             219
  Accrued income taxes                         48              48
  Accrued professional fees                   362             326
  Accrued miscellaneous liabilities            75              66
  Deferred taxes                               14              -
  Current portion of accrued post-
    closure costs                           1,030           1,013

        Total current liabilities           2,058           1,903

OTHER LIABILITIES
  Long-term debt                               20              27
  Income taxes payable                        778             933
  Accrued post-closure costs                7,864           8,399

        Total other liabilities             8,662           9,359

STOCKHOLDERS' EQUITY
  Common stock, $.50 par value,
    10,000,000 shares authorized,
    4,864,940 shares issued                 2,432           2,432
  Additional paid-in capital                1,450           1,450
  Retained earnings                        11,164          11,821
  Accumulated other comprehensive
    income (loss)                             154             (20)
        Subtotal                           15,200          15,683
  Treasury stock, at cost - 1,885,750
    shares                                (11,014)        (11,014)

        Total stockholders' equity          4,186           4,669

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                    $14,906         $15,931



See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS)
(In $000's, except per share data)
(Unaudited)
                                           For the Nine months Ended
                                                   September 30,
                                                 2007        2006

NET OPERATING REVENUES                         $  400      $  277

COST OF OPERATIONS
  Direct operating costs                          224         216
  Selling, general and administrative
    expenses                                    1,317       1,208
  Accretion expense                               274         296
    Total cost of operations                    1,815       1,720

LOSS FROM OPERATIONS                           (1,415)     (1,443)

OTHER INCOME (EXPENSE)
  Investment income                               136         192
  Investment income on restricted
    escrow account                                224         188
  Interest expense                                 (2)         (6)
  Rental income                                     6          61
  Proceeds from insurance claims                   56         435
  Miscellaneous income, net of
    miscellaneous expenses                         40         136
    Total other income                            460       1,006

LOSS BEFORE INCOME TAX BENEFIT                   (955)       (437)

  Income tax benefit                             (298)       (141)

NET LOSS                                       $ (657)     $ (296)

NET LOSS PER COMMON SHARE                      $ (.22)     $ (.10)

 NUMBER OF SHARES USED IN CALCULATION         2,979,190   2,979,190


COMPREHENSIVE LOSS:
NET LOSS                                       $ (657)     $ (296)
  Change in unrealized loss, net of tax           174          83
NET COMPREHENSIVE LOSS                         $ (483)     $ (213)



See Notes to Consolidated Financial Statements

TRANSTECH INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION, Cont'd

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS)
(In $000's, except per share data)
(Unaudited)
                                          For the Three Months Ended
                                                   September 30,
                                                 2007        2006

NET OPERATING REVENUES                         $  189      $  110

COST OF OPERATIONS
  Direct operating costs                           71          77
  Selling, general and administrative
    expenses                                      450         339
  Accretion expense                                91          99
    Total cost of operations                      612         515

LOSS FROM OPERATIONS                             (423)       (405)

OTHER INCOME (EXPENSE)
  Investment income                                34          57
  Investment income on restricted
    escrow account                                 80          60
  Interest expense                                 -           (4)
  Rental income                                    -           20
  Proceeds from insurance claims                   56          89
  Miscellaneous income, net of
    miscellaneous expenses                         40           2
    Total other income                            210         224

LOSS BEFORE INCOME TAX BENEFIT                   (213)       (181)

  Income tax benefit                              (42)        (69)

NET LOSS                                       $ (171)     $ (112)

NET LOSS PER COMMON SHARE                      $ (.06)     $ (.04)

 NUMBER OF SHARES USED IN CALCULATION         2,979,190   2,979,190


COMPREHENSIVE LOSS:
NET LOSS                                       $ (171)     $ (112)
  Change in unrealized gain (loss),
    net of  tax                                   207         165
NET COMPREHENSIVE LOSS                         $   36      $   33


See Notes to Consolidated Financial Statements

                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

                PART I - FINANCIAL INFORMATION, Cont'd

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In $000's)
                              (Unaudited)

                                           For the Nine months Ended
                                                   September 30,
                                                 2007        2006
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers              $   369     $   312
    Cash paid to suppliers and employees       (1,474)     (1,368)
    Interest and dividends received               136         192
    Other income received                         102         633
    Interest paid                                  (2)         (6)
    Income taxes paid, net of refunds            (165)       (281)
    Payment of post-closure costs,  net of
        proceeds from escrow of $84 and
        $424, respectively                       (675)       (102)
    Net cash used in operating activities      (1,709)       (620)

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale and maturity of
        marketable securities                   7,004       6,589
    Purchase of marketable securities          (5,945)     (4,507)
    Collection of notes receivable                 -            1
    Proceeds from sale of equipment                16          -
    Purchase of property, plant and
        equipment                                (232)       (358)
      Net cash provided by investing
        activities                                843       1,725

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from vehicle financing                -           25
    Principal payments on vehicle financing       (11)        (35)
      Net cash used in financing
        activities                                (11)        (10)

  NET DECREASE IN CASH
    AND CASH EQUIVALENTS                         (877)      1,095
  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE YEAR                                 1,601       2,071
  CASH AND CASH EQUIVALENTS AT END OF
    THE QUARTER                               $   724     $ 3,166

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                           (In $000's)
                           (Unaudited)

                                           For the Nine months Ended
                                                   September 30,
                                                 2007        2006
RECONCILIATION OF NET LOSS TO NET CASH
USED IN OPERATING ACTIVITIES:

NET LOSS                                      $  (657)    $  (296)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:

  Depreciation                                     62          34
  Accretion expense                               274         296
  Earnings on restricted escrow accounts         (224)       (188)
 (Increase) decrease in assets:
    Accounts receivable net                       (31)         35
    Refundable income taxes                      (298)        272
    Prepaid expenses and other                    (67)         (8)
    Deposits                                      (49)         -
  Increase (decrease) in liabilities:
    Accounts payable and accrued
      miscellaneous expenses                       85          43
    Income taxes payable                         (165)       (164)
    Accrued income taxes                           -         (529)
    Accrued professional fees                      36         (13)
    Accrued post-closure costs, net of
      proceeds from escrow of $84 and $424,
      respectively                               (675)       (102)

NET CASH USED IN OPERATING ACTIVITIES         $(1,709)    $  (620)




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

	The Company sells the electricity it generates to a local utility. Such sales account for 100% of the Company's Net Operating Revenues for both the nine and three month periods ended September 30, 2007 and 2006, and represented 100% of the Company's Accounts Receivable - Trade as of September 30, 2007 and December 31, 2006.


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

NOTE 2 - MARKETABLE SECURITIES

	At September 30, 2007, the Company's marketable securities consisted primarily of U. S. Treasury bills classified as available-for-sale and are carried at their fair value of $3,626,000, with a cost of $3,585,000 and unrealized gains of $41,000. At December 31, 2006, the Company's marketable securities consisted primarily of U.S. Treasury bills classified as available-for-sale and are carried at their fair value of $4,645,000, which approximated cost. The unrealized gains related to the Company's marketable securities are included in stockholders' equity, net of income tax (stockholders' equity also includes net unrealized gains related to the restricted escrow accounts discussed in Note 3). Proceeds from the maturity of marketable securities for the nine months ended September 30, 2007 were $7,004,000. No marketable securities were sold prior to their maturity during the period in either 2007 or 2006.

NOTE 3 - RESTRICTED ESCROW ACCOUNTS FOR POST-CLOSURE COSTS

       At September 30, 2007 and December 31, 2006 the Company held $7,828,000 and $7,556,000, respectively, in restricted escrow accounts which are to be used to fund post-closure costs at Kinsley's Landfill (the "Kinsley's Landfill"). The escrow funds are legally restricted for purposes of settling closure and post-closure costs, and were established to provide financial assurance through the deposit of a portion of the tipping fee charged when the landfill was operating. The balance of funds, if any, remaining after the end of the post-closure activities will revert to the State of New Jersey. The escrow for post-closure costs primarily consists of U.S. Treasury Notes and government backed debt securities. At September 30, 2007 the securities are carried at their fair value of $7,828,000, with a cost of $7,701,000, gross unrealized gains of $151,000 and gross unrealized losses of $24,000. At December 31, 2006 the securities had a fair market value of $7,556,000, with a cost of $7,576,000, gross unrealized gains of $55,000 and gross unrealized losses of $75,000. The net unrealized gains and losses are included in stockholder's equity for the respective periods (stockholders' equity also includes net unrealized gains related to the Company's marketable securities discussed in Note 2). The portion of the restricted escrow funds reported as current equals the current portion of accrued post-closure costs related to the Kinsley's Landfill (see Note
5).

NOTE 4 - INCOME TAXES

	The Company recognized a federal income tax benefit for the nine months ended September 30, 2007 due to its ability to carry-back net operating losses to 2006 and 2005 for credit against federal income taxes paid with respect to such year. Federal tax laws limit the carry-back of losses to two preceding years.

	The provision for income tax expense (benefit) for the nine months ended September 30, 2007 and 2006 is based upon the Company's anticipated annual effective tax rate and consists of the following (table in 000's):

                                           2007      2006
Provision for operations
  Currently payable (refundable):
    Federal                               $(315)    $(141)
    State                                    17        -
                                           (298)     (141)
  Deferred:
    Federal                                  -         -
    State                                    -         -
                                             -         -
  Total income tax provision (benefit)    $(298)    $(141)

	Income taxes payable represents the amount due the United States Internal Revenue Service (the "Service") in settlement of litigation concluded during October 2000 regarding the Company's tax liability for taxable years 1980-88 and certain issues from taxable years 1989-91. The Company settled all of the issues before the Tax Court and reached agreement with the Service as to its tax liability for all taxable years through 1996. During July 2004, the Service accepted the Company's Offer in Compromise
(the "Offer") which requested a reduction in the amount payable with respect to such settlements and permission to pay the reduced obligation in installments. The Offer committed the Company to pay a total of $2,490,000 in satisfaction of the assessed federal income taxes and interest of approximately $4,800,000. A payment of $810,000 was made during October
2004 and the balance due is being paid in monthly installments over nine years as follows: (a) $18,230 per month for each of the forty-eight months beginning August 2004, and (b) $13,416 per month for each of the sixty months beginning August 2008. The total of the installments paid from inception through September 30, 2007 equals approximately $693,000. The approximate amounts due for the five years subsequent to September 30, 2007 are as follows: $209,000; $161,000; $161,000; $161,000 and $161,000. The
Service does not impose interest on amounts payable pursuant to the Offer.
The Company is permitted to receive refunds of prior tax overpayments and from the carryback of losses. Should the Company default in any of the terms of the Offer, the Service may initiate suit to impose one or more remedies available to it, including the reinstatement of the total amount previously assessed and/or impose interest.

	The sum of the payments due during the twelve months subsequent to September 30, 2007 has been classified as a current liability and the balance of the payments due have been classified as a long-term liability.

	The Company has also paid state income taxes and interest due, in accordance with its calculations, as a result of the settlements with the Service. However state tax authorities may assert that additional interest and penalties are owed in connection with the state tax liability arising from these settlements. The accrued income taxes classified as current as of September 30, 2007 includes $48,000 for accrued state interest.

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

	The following tables summarize the actual activity in the Company's asset retirement obligation liabilities for post-closure costs for the nine months ended September 30, 2007 and 2006 (table in $000):
                                             2007        2006
      Asset retirement obligation
        liability, beginning of period      $ 9,412     $ 9,746
      Accretion expense                         274         296
      Obligations settled during
        the period                             (752)       (742)
      Other adjustments (discussed below)       (40)        186
      Asset retirement obligation
        liability, end of period              8,894       9,486
          Less: Current portion              (1,030)     (1,007)

          Long-term portion                 $ 7,864     $ 8,479

	The amount reported as current portion represents the estimate of the cost to be incurred during the subsequent twelve months.

	The Company's total and current portion of accrued post-closure costs by site as of September 30, 2007 and December 31, 2006 are as follows (table in $000's):

                                     September 30,   December 31,
                                             2007           2006
            Kinsley's landfill             $ 8,876        $ 9,385
            Mac landfill                        18             27
             Total                         $ 8,894        $ 9,412

            Kinsley's landfill             $ 1,012        $   986
            Mac landfill                        18             27
            Current portion                $ 1,030        $ 1,013

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

	During July, 2007 the Company received notice from the NJDEP that it
has modified its approval of the re-grading plan.   Such modifications may
negatively impact the quantity of the fee producing materials the Company may accept for the re-grading project and increase the cost of utilizing such materials. The Company has challenged the NJDEP's modification to the re-grading plan and has requested to present its objections before an administrative hearing.

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

NOTE 6 - LONG-TERM DEBT

	Long-term debt consists of the following as of September 30, 2007 and December 31, 2006 (table in $000's, except for monthly installment amounts):
                                           September 30,  December 31,
                                                2007          2006

Note payable to bank due in monthly
  installments of $691, including
  interest at 7.0% per annum, to August
  2007                                      $ -           $  5

Note payable to a finance company, due
  in monthly installments of $459,
  including interest at 7.99% per annum,
  to August 2009; secured by a vehicle
  carried at a net book value of $13          10            13

Note payable to a bank, due in monthly
  installments of $505, including
  interest at 7.75% per annum, to June
  2011; secured by a vehicle carried
  at a net book value of $21                  20            23

Total long-term debt                          30            41
    Less: Current portion                    (10)          (14)
Long-term portion                           $ 20          $ 27

	NOTE 7 - SEGMENT INFORMATION

	  The Company's continuing operations are grouped into three segments:
(a) operations which generate electricity from recovered methane gas, (b) operations which perform maintenance, remediation, closure, post-closure and related services on landfill sites, and (c) corporate and other. Corporate and other includes selling, general and administrative expenses not specifically allocable to the other segments. Corporate assets are represented primarily by cash and cash equivalents, marketable securities and real estate held for investment and sale. Financial information by segment for the nine months ended September 30, 2007 and 2006 follows.

(table in $000's)          Electricity  Environmental Corporate
                           Generation     Services    and Other   Total

2007
  Gross operating revenues    $  400       $  745     $    -    $ 1,145
  Eliminations (a)                -          (745)         -       (745)
  Net operating revenues         400           -           -        400
  Depreciation expense            37           19           6        62
  Income (loss)
    from operations (b)          153         (297)     (1,271)   (1,415)
  Capital expenditures             2          227           3       232

2006
  Gross operating revenues    $  277       $  951      $   -    $ 1,228
  Eliminations (a)                -          (951)         -       (951)
  Net operating revenues         277           -           -        277
  Depreciation expense             7           18           9        34
  Income (loss)
    from operations (b)           68          (53)     (1,458)   (1,443)
  Capital expenditures           260           86          12       358

	(a) Eliminations include intercompany sales, billings to the Kinsley's Escrow and fees received in conjunction with the Kinsley's Landfill re-grading project.

      (b) Income (loss) from operations of the Environmental Services segment includes accretion expense of $274,000 and $296,000 for 2007 and 2006, respectively.


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

Results of Operations

Results for the nine months ended September 30, 2007 and 2006

	Consolidated net operating revenues were $400,000 for the nine months ended September 30, 2007, an increase of $123,000 or 44%, compared to $277,000 reported for the period ended September 30, 2006. Consolidated operating revenues by business segment for the nine months ended September 30, 2007 and 2006 were as follows (table in $000):

                                        2007       2006

          Environmental Svcs.         $  745     $  951
          Electricity Generation         400        277
          Subtotal                     1,145      1,228
          Eliminations                  (745)      (951)
          Net Operating Revenues      $  400     $  277

	The environmental services segment provides construction, remedial and maintenance services at landfills, commercial and industrial sites, and manages methane gas recovery operations. The environmental services segment reported $745,000 of gross operating revenues for the period in 2007 (prior to eliminations) compared to $951,000 for the period in 2006.

	The Company's environmental services segment performs post-closure activities on landfills previously operated by the Company's subsidiaries. Post-closure work performed on a landfill owned by the Company, the Kinsley's Landfill, is submitted for reimbursement to a restricted escrow account established to finance the post-closure activities at the site (the "Kinsley's Escrow") (see Notes 3 and 5 to the Company's Consolidated Financial Statements). The Company billed the Kinsley's Escrow approximately $725,000 and $616,000 for post-closure maintenance performed during the nine months ended September 30, 2007 and 2006, respectively. The Company is also re-grading a section of the Kinsley's Landfill in accordance with a plan approved by the New Jersey Department of Environmental Protection ("NJDEP"). The re-grading plan calls for the use of both recycled and non-recycled materials to fill and re-contour the areas of the mound containing depressions. The Company receives a fee to accept certain of the recycled materials. The costs incurred for re-grading activities shall be paid from such fees. However, costs incurred for re-grading activities in excess of such fees, if any, will be submitted to NJDEP for reimbursement from the Kinsley's Escrow. The Company intends to utilize recycled materials to the fullest extent possible in order to minimize the amount of re-grading costs paid from the Kinsley's Escrow, if any. The Company competes with certain landfills and development projects for the revenue producing materials on the basis of the fee imposed for accepting the materials and transportation cost, and must obtain NJDEP approval prior to utilizing material from a new source. The gross revenue reported for the environmental services segment for the period in 2007 and 2006 includes $12,000 and $184,000 from such fees (see Note 5).

	The decline in the revenue associated with the recycled material is due to competition for such materials from a nearby re-development project and delays in the receipt of approvals of materials from the NJDEP. During July, 2007 the Company received notice from the NJDEP that it has modified
its approval of the re-grading plan.   Such modifications may continue to
negatively impact the quantity of the fee producing materials the Company may accept for the re-grading project and increase the cost of utilizing such materials. The Company has challenged the NJDEP's modification to the re-grading plan, and has requested to present its objections before an administrative hearing.

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

	Revenues from the segment that generates electricity using methane gas as fuel were approximately $400,000 and $277,000 for the nine months ended September 30, 2007 and 2006, respectively. Methane gas is a component of the gas generated by landfills. The electricity generating facility is located at the Kinsley's Landfill and consists of four trailer mounted diesel engine/electricity generator units ("Gen-set(s)") each capable of generating approximately 11,000 kilowatt hours ("kWh") per day when operating at 85% capacity. Two of the four Gen-sets were operational during 2006. The third Gen-set was refurbished during 2006 and became operational during January 2007. Repairs to the fourth Gen-set have been deferred. Electricity generated is sold pursuant to a contract with a local utility. Revenues are a function of the number of kWh sold, the rate received per kWh and capacity payments. The Company sold 5.78 million kWh during the nine months ended September 30, 2007 compared to 4.64 million kWh sold in the period of the prior year. The average combined rate (kWh and capacity payments) received per kWh for the nine months ended September 30, 2007 and 2006 equaled $.0692 and $.0579, respectively. The kWh produced during the second quarter in 2007 was adversely impacted by a failure in the operation's switch gear. The facility did not generate power for approximately 41 days as temporary equipment was located and installed. The Company anticipates replacement equipment will be installed during the fourth quarter of 2007 and cannot predict the amount of time the facility may be idle for such purpose. Engineering studies indicate that the quantity of gas generated by the landfill is declining but project sufficient landfill gas to continue the operation of three of the existing Gen-sets through 2011 and two of the existing Gen-sets for the period of 2012 through 2017. Elements of the landfill gas are more corrosive to the equipment than traditional fuels, resulting in more off-line hours dedicated to repair and maintenance than with equipment utilizing traditional fuels.

Cost of Operations

	Consolidated direct operating costs for the nine months ended September 30, 2007 were $224,000, an increase of $8,000 or 4% when compared to $216,000 reported for the period in 2006. All the direct operating costs related to the environmental services segment for the period in 2007 were incurred for the intercompany transactions described above and, therefore, eliminated in consolidation. The environmental segment reported costs of $8,000 after the elimination of intercompany activity for the period in 2006. The direct operating costs of the electricity generating segment for the period in 2007 and 2006 were $224,000 and $208,000, respectively. The increase in operating costs is primarily attributable to work performed toward the start-up of the third Gen-set.

	Consolidated selling, general and administrative expenses for the nine months ended September 30, 2007 and 2006 were $1,317,000 and $1,208,000, respectively. Components of selling, general and administrative expenses for the nine months ended September 30, 2007 and 2006 were as follows
(table in $000):

                                         2007       2006
Legal expenses                         $  302     $  293
Other professional fees                   157        121
Non-operating subsidiary expenses          40         42
All other administrative expenses         818        752
  Total                                $1,317     $1,208

	Legal expenses reported for the period in 2007 and 2006 include approximately $169,000 and $168,000, respectively, of fees for matters related to the Company's landfills or the remediation of sites to which the Company has been named as a potentially responsible party ("PRP") or potential PRP. Such fees in the periods for both 2007 and 2006 were primarily attributable to matters related to the Kin-Buc Landfill and the Berry's Creek Study Area. Other professional fees include fees due to accountants, engineers, consultants and directors. The increase in other professional fees for the period in 2007 is due in part to services associated with documentation and evaluation of the Company's financial reporting controls as required pursuant to the Sarbanes-Oxley Act of 2002. The operating costs of the non-operating subsidiaries, consisting primarily of insurance premiums, franchise, corporate and real estate taxes, aggregated approximately $40,000 and $42,000 for the period in 2007 and 2006, respectively. All other administrative expenses increased $66,000 to $818,000 for the period in 2007 from $752,000 for the period in 2006. This increase was primarily attributable to rent paid to occupy the building sold in October 2006 which houses the environmental services operations, labor hours spent toward the relocation of operations to the newly constructed facility and general operating expenses. Professional fees and administrative costs also continue to be incurred in regard to the Company's business development and asset divestiture efforts (see Liquidity and Capital Resources below). The Company also incurs legal and other professional fees, and administrative expenses, during the course of evaluating businesses for possible acquisition.

	Consolidated accretion expense recognized on the Company's asset retirement obligation for landfill post-closure costs was $274,000 and $296,000 for the nine months ended September 30, 2007 and 2006, respectively.

Operating Loss

	The Company's consolidated operating loss for the nine months ended September 30, 2007 decreased to $1,415,000 from a loss of $1,443,000 reported for the period in 2006.

Other Income (Expense)

	Consolidated investment income was $136,000 for the nine months ended September 30, 2007 versus $192,000 reported for the period in 2006.

	Consolidated investment income earned on the restricted escrow accounts dedicated to the funding of the Company's landfill post-closure costs was $224,000 and $188,000 for the nine months ended September 30, 2007 and 2006, respectively.

	Consolidated interest expense was $2,000 and $6,000 for the nine months ended September 30, 2007 and 2006, respectively.

	Consolidated rental income, net of related expenses, was $6,000 and $61,000 for the nine months ended September 30, 2007 and 2006, respectively. Income included in this category consists of royalty payments, reported net of commission, received from the lessee of certain of the Company's real property situated beneath the lessee's landfill and income earned from the rental of certain of the Company's property. The decrease in rental income is primarily attributable to the sale of certain real estate during October 2006 (see "Liquidity and Capital Resources - Sale of Real Property" below).

	Proceeds from insurance claims of $56,000 and $435,000 reported for the nine months ended September 30, 2007 and 2006, respectively, represent proceeds received from claims filed against certain of the Company's insolvent excess insurance carriers. See "Liquidity and Capital Resources
- Insurance Claims for Past Remediation Costs" for further discussion of this issue.

	Consolidated net miscellaneous income for the nine months ended September 30, 2007 and 2006 was $40,000 and $136,000, respectively. The income reported for the period in 2007 reflects $40,000 received in settlement of litigation initiated by the Company to recover a portion of the costs incurred during the Company's evaluation of a business for possible acquisition. The income reported for the period in 2006 includes $129,000 received in settlement of litigation initiated by the Company regarding its interest in a former real estate partnership.

Loss before Income Tax Benefit

	The consolidated loss before income tax benefit was $955,000 for the nine months ended September 30, 2007, compared to a loss of $437,000 for the period in 2006.

Income Tax Benefit

	The provision for federal and state income tax benefit for the nine months ended September 30, 2007 and 2006 equaled $298,000 and $141,000, respectively. The Company recognized federal income tax benefit for the periods due to its ability to carry-back net operating losses to 2006 and 2005 for credit against federal income taxes paid with respect to such years.

Net Income (Loss)

	Net loss for the nine months ended September 30, 2007 was $657,000 or $.22 per share, compared to a net loss of $296,000 or $.10 per share, for the nine months ended September 30, 2006.

Results for the three months ended September 30, 2007 and 2006

	Consolidated net operating revenues were $189,000 for the three months ended September 30, 2007, an increase of $79,000 or 72%, compared to $110,000 for the period ended September 30, 2006. Consolidated operating revenues by business segment for the three months ended September 30, 2007 and 2006 were as follows (table in $000):

                                        2007       2006

          Environmental Svcs.          $ 209      $ 334
          Electricity Generation         189        110
          Subtotal                       398        444
          Eliminations                  (209)      (334)
          Net Operating Revenues       $ 189      $ 110

	The environmental services segment reported $209,000 of gross operating revenues for the period in 2007 (prior to eliminations) compared to $334,000 for the period in 2006. The Company billed the Kinsley's Escrow approximately $205,000 and $190,000 for post-closure services performed during the three months ended September 30, 2007 and 2006, respectively. Revenues of the environmental services segment for the period in 2006 also includes $139,000 of fees received for accepting re-cycled materials utilized in conjunction with the re-grading project at the Kinsley's Landfill. Billings to the Kinsley's Escrow and for services provided to members of the consolidated group, and fees received in conjunction with the re-grading project are eliminated in the calculation of net operating revenue.

	Revenues from the electricity generation segment were approximately $189,000 and $110,000 for the three months ended September 30, 2007 and 2006, respectively. The Company sold 2.43 million kWh during the three months ended September 30, 2007 compared to 1.75 million kWh sold in the period of the prior year. The average combined rate (kWh and capacity payments) received per kWh for the three months ended September 30, 2007 were $.078 and $.062, respectively. Two of the four Gen-sets were operational during the period in 2006, and three of the four Gen-sets were operational during the period in 2007.

Cost of Operations

	Consolidated direct operating costs for the three months ended September 30, 2007 were $71,000, a decrease of $6,000 or 8% when compared to $77,000 reported for the period in 2006. Substantially all the costs of operations related to the environmental services segment for the period in 2007 and 2006 were incurred for the intercompany transactions described above and, therefore, eliminated in consolidation. Therefore, the consolidated direct operating costs represent the direct operating costs of the electricity generating segment for the period in 2007 and 2006.

	Consolidated selling, general and administrative expenses for the three months ended September 30, 2007 and 2006 were $450,000 and $339,000, respectively. Components of selling, general and administrative expenses for the three months ended September 30, 2007 and 2006 were as follows (table in $000):

                                         2007       2006
Legal expenses                           $ 79       $ 60
Other professional fees                    74         24
Non-operating subsidiary expenses          11         10
All other administrative expenses         286        245
  Total                                  $450       $339

	Legal expenses reported for the period in 2007 and 2006 include approximately $15,000 and $29,000, respectively, of fees for matters related to the Company's landfills or the remediation of sites to which the Company has been named as a potentially responsible party ("PRP") or potential PRP. Such fees in the periods for both 2007 and 2006 were primarily attributable to matters related to the Kin-Buc Landfill and the Berry's Creek Study Area. The increase in other professional fees for the period in 2007 is due in part to services associated with documentation and evaluation of the Company's financial reporting controls as required pursuant to the Sarbanes-Oxley Act of 2002. The operating costs of the non-operating subsidiaries, consisting primarily of insurance premiums, franchise, corporate and real estate taxes, aggregated approximately $11,000 and $10,000 for the period in 2007 and 2006, respectively. All other administrative expenses increased $41,000 to $286,000 for the period in 2007 from $245,000 for the period in 2006. This increase was primarily attributable to rent expense, labor hours spent toward the relocation of operations to the newly constructed facility and general operating expenses.

	Consolidated accretion expense recognized on the Company's asset retirement obligation for landfill post-closure costs was $91,000 and $99,000 for the three months ended September 30, 2007 and 2006, respectively.

Operating Loss

	The Company's consolidated operating loss for the three months ended September 30, 2007 increased to $423,000 from a loss of $405,000 reported for the period in 2006.

Other Income (Expense)

	Consolidated investment income was $34,000 for the three months ended September 30, 2007 versus $57,000 reported for the period in 2006.

	Consolidated investment income earned on the restricted escrow accounts dedicated to the funding of the Company's landfill post-closure costs was $80,000 and $60,000 for the three months ended September 30, 2007 and 2006, respectively.

	Consolidated interest expense was less than $1,000 for the three months ended September 30, 2007 and $4,000 for the period in 2006.

	Consolidated rental income, net of related expenses, was less than $1,000 for the three months ended September 30, 2007 and $20,000 for the period in 2006. The decrease in rental income is primarily attributable to the sale of certain real estate during October 2006 (see "Liquidity and Capital Resources - Sale of Real Property" below).

	Proceeds from insurance claims of $56,000 and $89,000 reported for the three months ended September 30, 2007 and 2006, respectively, represents the proceeds received from claims filed against certain of the Company's insolvent excess insurance carriers.

	Consolidated net miscellaneous income for the three months ended September 30, 2007 and 2006 was $40,000 and $2,000, respectively. The income reported for the period in 2007 reflects $40,000 received in settlement of litigation initiated by the Company to recover a portion of the costs incurred during the Company's evaluation of a business for possible acquisition.

Loss before Income Tax Benefit

	The consolidated loss before income tax benefit was $213,000 for the three months ended September 30, 2007, compared to a loss of $181,000 for the period in 2006.

Income Tax Benefit

	The provision for federal and state income tax benefit for the three months ended September 30, 2007 and 2006 equaled $42,000 and $69,000, respectively. The Company recognized federal income tax benefit for the periods due to its ability to carry-back net operating losses to 2006 and 2005 for credit against federal income taxes paid with respect to such years.

Net Income (Loss)

	Net loss for the three months ended September 30, 2007 was $171,000 or $.06 per share, compared to a net loss of $112,000 or $.04 per share, for the three months ended September 30, 2006.

Liquidity and Capital Resources

General

	As discussed herein, the Company faces significant short-term and long-term cash requirements for (i) funding its professional and administrative costs, (ii) federal income taxes payable, and (iii) funding post-closure costs and other expenses associated with sites of past operations. The Company's past participation in the waste handling, treatment and disposal industries subjects the Company to additional claims that may be made against the Company for the remediation of sites in which the Company is deemed a potentially responsible party. In addition, future events or changes in environmental laws or regulations, which cannot be predicted at this time, could result in material increases in post-closure costs, and other potential liabilities, that may ultimately result in costs and liabilities in excess of the Company's available financial resources. In addition, the Company cannot ascertain if its operations and funding sources will be adequate to satisfy its future cash requirements.

Statement of Cash Flow

	Net cash used in operating activities for the nine months ended September 30, 2007 was $1,709,000 versus a use of $620,000 reported for the period in 2006. The primary sources of cash from operating activities for the period in 2007 was $369,000 received from customers, and the primary sources of cash from operating activities for the period in 2006 were $312,000 received from customers, and $633,000 of other income which includes $435,000 of proceeds from claims filed against certain of the Company's insolvent excess insurance carriers and $129,000 received in settlement of litigation related to an investment in a real estate partnership. The primary use of cash from operating activities for the period in both 2007 and 2006 were payments totaling $1,474,000 and $1,368,000, respectively, made to suppliers and employees. A significant use of cash in operating activities for the period in 2006 was the payment of $531,000 toward income taxes accrued in 2005, reported net of a $436,000 federal income tax refund, and for both 2007 and 2006, $165,000 and $164,000, respectively, in installments paid pursuant to the Company's Offer in Compromise discussed below. Payments of landfill post-closure costs related to the Kinsley's Landfill and the Mac Landfill were $675,000 and $102,000 for the period in 2007 and 2006, respectively, reported net of reimbursements of $84,000 and $424,000, respectively, received from the Kinsley Escrow. Certain post-closure maintenance costs of the Kinsley's Landfill are initially paid by the Company, such as personnel costs and other necessary materials or services for which credit terms are limited. The Company seeks reimbursement for such payments from the restricted escrow accounts dedicated to fund the post-closure costs of the Kinsley's Landfill. Post-closure costs of the Mac Landfill are funded from the Company's general funds, and equaled $4,000 and $8,000 for the period in 2007 and 2006, respectively. See "Post-Closure Costs" below for further discussion of the Company's landfill post-closure cost obligations.

	Net cash flow provided by investing activities equaled $843,000 for the period in 2007 versus $1,725,000 reported for the period for 2006. Funds provided by investing activities for the period in 2007 were primarily utilized to fund operating activities. Capital expenditures of $232,000 for the period in 2007 include $215,000 expended toward the construction of a maintenance facility at Kinsley's Landfill, and the balance for miscellaneous equipment. Capital expenditures of $358,000 for the period in 2006 include $260,000 expended for refurbishing a Gen-Set, $54,000 expended toward the construction of the new maintenance facility, $28,000 for a vehicle and the balance for miscellaneous equipment. Financing activities used $11,000 and $10,000 of cash for the period in 2007 and 2006, respectively.

	As a result of these activities, funds held by the Company in the form of cash and cash equivalents decreased $877,000 for the nine months ended September 30, 2007 from December 31, 2006, versus an increase in cash and cash equivalents held of $1,095,000 reported for the period in the prior year. The sum of cash, cash equivalents and marketable securities as of September 30, 2007 decreased to $4,350,000 from $6,246,000 reported as of December 31, 2006.

	Working capital equaled $3,842,000 and $5,498,000 as of September 30, 2007 and December 31, 2006, respectively, and the ratio of current assets to current liabilities was 2.9 to 1 as of September 30, 2007 versus 3.9 to 1 as of December 31, 2006.

Taxes

	During October 2000 the Company concluded litigation it began in 1994 against the United States Internal Revenue Service (the "Service") in Tax Court regarding the Company's tax liability for taxable years 1980-88 and certain issues from taxable years 1989-91. The Company settled all of the issues before the Tax Court and reached agreement with the Service as to its tax liability for all taxable years through 1996. During July 2004, the Service accepted the Company's Offer in Compromise (the "Offer") which requested a reduction in the amount payable pursuant to such settlements and permission to pay the reduced obligation in installments. The Offer committed the Company to pay a total of $2,490,000 in satisfaction of the assessed federal income taxes and interest of approximately $4,800,000. A payment of $810,000 was made during October 2004 and the balance due is being paid in monthly installments over nine years as follows: (a) $18,230 per month for each of the forty-eight months beginning August 2004, and (b) $13,416 per month for each of the sixty months beginning August 2008. The total of the installments paid from inception through September 30, 2007 equals approximately $693,000. The approximate amounts due for the five years subsequent to September 30, 2007 are as follows: $209,000; $161,000; $161,000; $161,000 and $161,000. The Service does not impose interest on amounts payable pursuant to the Offer. The Company is permitted to receive refunds of prior tax overpayments and from the carry-back of losses. Should the Company default in any of the terms of the Offer, the Service may initiate suit to impose one or more remedies available to it, including the reinstatement of the total amount previously assessed and/or impose interest.

	During September 2007, the Service completed an examination of the Company's federal income tax return filed for the year ended December 31, 2005. No change to the reported tax was proposed.

Post-Closure Costs

	As of September 30, 2007, the Company has accrued approximately $8.9 million for its estimated share of post-closure costs related to two of the Company's former landfill operations; the Kinsley's Landfill and Mac Landfill. Approximately $7.8 million is held in a restricted escrow account to provide funding of the post-closure costs of the Kinsley's Landfill (see Notes 3 and 5 to the Company's Consolidated Financial Statements). All disbursements from such escrow must be approved by the NJDEP. The NJDEP had suspended disbursements from such escrow until it completes its review of the Company's projection of the costs of post-closure activities at the Kinsley's Landfill through 2017. However, during October 2007 the NJDEP approved a disbursement which reimbursed a portion of funds expended by the Company on post-closure activities at the Kinsley's Landfill. The timing of future approvals of outstanding reimbursement requests is uncertain. See Note 5 to the Company's Consolidated Financial Statements for further discussion of the Company's landfill post-closure cost obligations.

Contingent Environment Liabilities

	During November 2004, the Company along with fourteen other potentially responsible parties were named as respondents to an Unilateral
Administrative Order issued by the United States Environmental Protection Agency ("EPA")regarding the Scientific Chemical Processing Superfund Site
(the "SCP Site") located in Carlstadt, New Jersey, which has been undergoing remediation pursuant to Unilateral Administrative Order issued in 1990. The November 2004 Unilateral Administrative Order seeks contribution from the fifteen respondents, and a group of sixty nine other potentially responsible parties, toward the remediation of an area designated Operable Unit 2, estimated to cost $7.5 million, and $2.0 million of past oversight and administrative costs. The Company ceased operations of a solvents recovery facility at the site in 1970. The Company, together with the property owner, have contributed cash and proceeds from insurance settlements toward the remediation of the SCP Site. Such contributions total $16.4 million through December 31, 2006, plus interest earned thereon, which the Company believes should satisfy the share of remediation costs which could be found attributable to the Company for the SCP Site and any contamination or damage caused offsite. During October 2007 the Company filed a motion in a previously reported action requesting the Court to compel the group of potentially responsible parties controlling the remediation of the SCP Site to provide the Company with an accounting of the use of the $16.4 million contributed by the Company toward the remediation of the SCP Site (see Part
II, Item 1. Legal Proceedings).

	The Company was one of 158 recipients of a Notice of Potential Liability and Request to Perform Remedial Investigation/Feasibility Study (the "Notice"), issued by the EPA on March 9, 2006, regarding the contamination of the Berry's Creek Study Area (the "Creek Area") located in Bergen County, N.J. A tributary adjacent to the SCP Site in Carlstadt,
N.J. flows into Berry's Creek. The Creek Area includes the approximately seven mile long water body known as Berry's Creek, a canal, all tributaries to Berry's Creek and related wetlands. Tidal areas of the river into which Berry's Creek empties are also subject to the Notice. Each recipient of the Notice is designated as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), and may be held liable for the cleanup of the Creek Area and costs the EPA has incurred with regard to the Creek Area. The investigation and feasibility study regarding the scope of the contamination of the Creek Area is ongoing. The selection of the ultimate remediation methodology from alternative approaches is projected to be made by the EPA in 2010. Since no discovery has taken place concerning allegations against the Company, it is not possible to estimate the Company's ultimate liability, if any, with respect to the Creek Area.

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

	On August 8, 2007, the Deptford Township Planning Board approved a study prepared by the Township's planner entitled "Five Points Study Area, Preliminary Investigation: Determination of an Area in Need of Redevelopment". The Five Points Study Area includes all property owned by the Company in Deptford Township, including the Kinsley's Landfill. The study concluded that the area should be designated a redevelopment area pursuant to the New Jersey Local Housing and Redevelopment Law.

	The designation of a redevelopment area under the New Jersey Local Housing and Redevelopment Law grants a municipality many options to achieve its objectives regarding the ultimate redevelopment of property located within the redevelopment area. For example, municipalities have the authority to designate a third party (generally a land developer) to redevelop the redevelopment area in a manner consistent with the
municipalities' redevelopment plan for the area.   In addition, in order to
advance the redevelopment project, municipalities may acquire property in the redevelopment area for redevelopment through good faith negotiations between the property owner and the designated redeveloper or through their powers of eminent domain, compensating the property owner for its fair market value.

	The process of declaring an area a redevelopment area and to determine the ultimate redevelopment plan for that redevelopment area may take years to complete, and impact the use or sale of property located within the redevelopment area during the process. The process begins with the institution of a study by the planning board to determine whether or not an area should be designated a redevelopment area. The planning board is required by law to make a recommendation to the municipality's governing body. After the municipality formally designates the area a redevelopment area, the redevelopment agency which may, as in the case in Deptford, be the municipality's agency, executes a redevelopment agreement with the redeveloper (i.e. land developer), which sets forth, among other items, a schedule for the redevelopment project. There is no specific time frame set forth in the Local Housing and Redevelopment Law for completion of a redevelopment project. The owner of property included in a redevelopment area may initiate suit against a municipality to challenge the creation of the redevelopment area, the designation of a redeveloper, the adoption of a redevelopment plan and/or the amount of compensation offered for property.

	The declaration of the Five Points Study Area as a redevelopment area requires the approval of the Deptford Township's governing body, and requires that certain procedures and public hearings occur prior to the Township's approval. Deptford Township has informed the Company that it has not finalized its intentions with respect to the Five Points Study
Area, or if all or any of the Company's property will ultimately be included in the Redevelopment Area. The Company has notified the Deptford Township Planning Board and Deptford Township Council of the Company's objections to certain errors and mischaracterizations contained within the Five Points Study, as well as it's the Planning Board's conclusion to approve the Five Points Study and recommend that the Township declare the Five Points Study Area a redevelopment area pursuant to the Local Housing and Redevelopment Law. During September 2007 the Company filed suit against the Township's Planning Board seeking, among other remedies, to set aside the Planning Board's approval of the Study(see Part II, Item 1. Legal Proceedings).

Insurance Claims for Past Remediation Costs

	In February 2002, the Company consummated a settlement of litigation it had commenced in 1995 against its excess insurers who provided coverage during the period of 1965 through 1986 (the "Lloyds Suit"). Many of the non-settling insurance companies are insolvent, however the estates of some of these insolvent companies have sufficient assets to make a partial contribution toward claims filed by the Company. During the third quarter of 2007, the Company received $56,000 of proceeds related to claims filed against the estates of insolvent insurers. During the second, third and fourth quarters of 2006, the Company received proceeds totaling $600,000 related to such claims. The Company has resolved claims against its excess insurers representing approximately 98% of the value assigned to the coverage provided under the policies that were the subject of the Lloyds Suit.

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

Item 3A(T).  CONTROLS AND PROCEDURES

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

	On October 2, 2007, the Company filed a motion under the previously reported action in the Superior Court of New Jersey, Middlesex County, entitled Transtech Industries, Inc. et. al v. Certain Underwriters at Lloyds et al, (Docket No. MSX-L-10827-95). This lawsuit had been brought by the Company to obtain indemnification from its excess insurers who provided coverage during the period 1965 through 1986 against costs incurred in connection with the remediation of sites in New Jersey (the "Lloyds Suit")(see Part I - Financial Information, Item 2. Management's Discussion and Analysis or Plan of Operation, Liquidity and Capital Resources, Contingent Environmental Liabilities). The Company had assigned certain rights under excess insurance policies to the SCP Cooperating PRP Group in conjunction with the September 1995 settlement of litigation related to allocation of liability for the remediation of the Carlstadt SCP Site located in Carlstadt, New Jersey. The Company paid $4,200,000 to the SCP Cooperating PRP Group as part of that settlement. During 1998, the Company and the SCP Cooperating PRP Group, agreed to cooperate in the pursuit of the excess insurance claims addressed in the Lloyd's Suit. A settlement with the majority of the defendants to the Lloyd's Suit was consummated in February 2002, resulting in the payment of $9,513,000 to the Company, $3,500,000 to an escrow account established in settlement of litigation among the Company and affiliates of Waste Management, Inc., and $12,000,000 to a Qualified Settlement Fund established to fund costs incurred for the remediation of the Carlstadt SCP Site which is administered by the SCP Cooperating PRP Group. The Company paid an additional $250,000 to the SCP Cooperating PRP Group from the proceeds of the Company's claim against certain insolvent excess insurers. The motion filed on October 22, 2007 seeks an Order compelling the SCP Cooperating PRP Group to account for how and how much it has spent of the $16,450,000 paid by the Company to it as recited above.

	During September 2007, two subsidiaries of Transtech commenced litigation entitled Kinsley's Landfill, Inc., and Birchcrest, Inc. v. Planning Board of the Township of Deptford (No. L-001536-07) in the Superior Court of New Jersey, Law Division, Gloucester County. The suit seeks, among other remedies, to set aside the Planning Board of the Township of Deptford's approval of a 2007 study prepared by the Township's planner entitled "Five Points Study Area, Preliminary Investigation: Determination of an Area in Need of Redevelopment" (see Part I - Financial Information,
Item 2. Management's Discussion and Analysis or Plan of Operation, Liquidity and Capital Resources, Sale of Real Property).

	No material developments have occurred with respect to the other litigation, or the other pending legal proceedings involving the Company, subsequent to that reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. Reference is made thereto for a description of such litigation and to the discussion contained in Part I,
Item 2. Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources of this Form 10-QSB.

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



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  November 14, 2007     By:  /s/ Robert V. Silva
                                  Robert V. Silva, President
                                  and Chief Executive Officer
                                 (Principal Executive Officer)

                                              and


Date:  November 14, 2007     By:  /s/ Andrew J. Mayer, Jr.
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary
                                 (Principal Financial and
                                  Accounting Officer)