Form 10KSB
period 2007-12-31
TRANSTECH INDUSTRIES INC
filed 2008-03-28
CIK 87799

U. S. SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549
	FORM 10-KSB
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2007

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

	State issuer's revenues for its most recent fiscal year: $537,000.

	At March 24, 2008 the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $270,000.

At March 24, 2008 the issuer had outstanding 2,979,190 shares of Common Stock, $.50 par value. In addition, at such date, the registrant held 1,885,750 shares of Common Stock, $.50 par value, in treasury.

	DOCUMENTS INCORPORATED BY REFERENCE:

	Annual report to security holders for the fiscal year ended December 31, 2007 is incorporated by reference into Part II of this Form 10-KSB with respect to
Items 5, 6 and 7 of such Part II.

Transitional Small Business Disclosure Format (check one):
                                                     YES      NO  X

TRANSTECH INDUSTRIES, INC.
AND SUBSIDIARIES

FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2007
CROSS-REFERENCE SHEET
PURSUANT TO FORM 10-KSB GENERAL INSTRUCTION E(4)

Part/Item           Form 10-K Heading      Reference Material

   II/5       Market for Common Equity and
              Related Stockholder Matters   Annual Report to
              and Small Business Issuer     security holders
              Purchases of Equity          (1), page 68
              Securities

   II/6       Management's Discussion and   Annual Report to
              Analysis or Plan of           security holders
              Operation                     (1), pages 4 to 20

   II/7       Financial Statements          Annual Report to
                                            security holders
                                            (1), pages 21 to
                                            26



(1) Annual Report to Stockholders, attached as Exhibit 13 to this Form
10-KSB

	TRANSTECH INDUSTRIES, INC.
	AND SUBSIDIARIES
	________________

	FORM 10-KSB
	FOR THE YEAR ENDED DECEMBER 31, 2007

	I N D E X
	Page(s)

Part I,	  Item 1.     Description of Business.	         5 - 14
  "	  Item 2.     Description of Property.  	15 - 19
  "	  Item 3.     Legal Proceedings.	        20 - 32
  "	  Item 4.     Submission of Matters to a Vote
		      of Security Holders.	             32

Part II,  Item 5.     Market for Common Equity and
                      Related Stockholder Matters and
                      Small Business Issuer Purchases
                      of Equity Securities. 	             33
  "	  Item 6.     Management's Discussion and
		      Analysis or Plan of Operation.	     33
  "	  Item 7.     Financial Statements. 	             33
  "	  Item 8.     Changes In and Disagreements
	              with Accountants on Accounting
		      and Financial Disclosure.	             33
  "       Item 8A.    Controls and Procedures. 	             33
  "       Item 8A(T). Controls and Procedures.	          33-35
  "	  Item 8B.    Other Information.	             35

Part III, Item 9.     Directors, Executive Officers,
                      Promoters, Control Persons
                      and Corporate Governance;
                      Compliance With Section 16(a)
                      of the Exchange Act.	        36 - 39
  "	  Item 10.    Executive Compensation.	        40 - 43
  "	  Item 11.    Security Ownership of Certain
                      Beneficial Owners and Management
                      and Related Stockholder Matters.	44 - 46
  "	  Item 12.    Certain Relationships and Related
                      Transactions, and Director
                      Independence.	                     47
  "       Item 13.    Exhibits.                        	     47
  "       Item 14.    Principal Accountant Fees
                      and Services. 	                47 - 49

Signatures	                                             50

Exhibit Index	                                        51 - 54


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

	At December 31, 2007, the Company employed 12 persons on a full-time basis.

	The Company and certain subsidiaries were previously involved in the resource recovery and waste management industries. These activities ended in 1987 and included the operation of three landfills and a solvents recovery facility. Although these sites are now closed, the Company continues to own and/or remediate them and has both incurred and accrued for the substantial costs associated with the remediation and post-closure maintenance of certain sites (see "Prior Operations" below and Part I, Item 3, Legal Proceedings). The Company has also incurred significant legal and administrative expenses with respect to litigation, and legal and administrative proceedings related to its past activities in the resource recovery and waste management industries as the liability for remediation of sites that the Company previously operated or was named as a potentially responsible party were being sorted-out among all potentially responsible parties through extensive and complex litigation that involved a developing body of environmental law. Proceedings continue with respect to certain sites which are discussed below. The Company had also incurred significant costs in support of its litigation against certain excess insurance carriers for reimbursement of past remediation expenditures, and litigation before the U.S. Tax Court.

	In order to pay its mounting legal costs and remediation obligations, the Company divested a number of its more significant businesses during the period of 1986 through 1996. During the period of 1992 through 2002, the Company consummated settlements of its claims against certain insurance carriers and excess insurance carriers for a total of approximately $29.4 million, and received a total of $5.1 million during 2005 and 2006 from claims filed against the estates of certain insolvent excess insurers. The Company has also sold portions of its dormant real estate during 1992, 1997 and 1998 totaling approximately 678 acres for approximately $2.0 million, and in 2006, completed the sale of approximately 60 acres of real property for approximately $2.2 million(see Part I, Item 2).

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

	In addition, at December 31, 2007, the Company owes the Internal Revenue Service (the "Service") approximately $933,000 as a result of the settlement of its issues before the US Tax Court regarding the Company's tax liability for the years 1980 through 1991.

	The Company believes it has sufficient liquid assets to sustain operations at least one year, and continues to pursue the sale of certain real property. However, no assurance can be given that the timing and amount of the proceeds from such sales will be sufficient to meet the longer term cash requirements of the Company as they come due. In addition, the Company cannot ascertain whether its remaining operations and funding sources will be adequate to satisfy its future cash requirements.

Continuing Operations

	Environmental Services.	  The environmental services segment primarily
provides landfill closure and post-closure services, and installs and manages methane gas operations. The segment has also provided construction and remedial services at commercial and industrial sites. The segment's gross-operating revenue for the years ended December 31, 2007 and 2006 of $933,000 and $1,196,000, respectively, represented approximately 64% and 77% of the Company's consolidated gross-operating revenues for 2007 and 2006, respectively. Substantially all of the environmental services segment's gross revenues for 2007 and 2006 were for services to other members of the consolidated group, and therefore eliminated in consolidation.

	The Company's environmental services segment performs post-closure activities on sites previously operated by the Company's subsidiaries.
Work performed on a landfill owned by the Company, the Kinsley's Landfill, is submitted for reimbursement to a restricted escrow account established to finance the closure activities at the site (the "Kinsley's Escrow").
The Company billed the Kinsley's Escrow approximately $911,000 and $812,000 for post-closure work performed during the years ended December 31, 2007 and 2006, respectively. All reimbursements from the Kinsley's Escrow must be approved by the New Jersey Department of Environmental Protection ("NJDEP"). Such amounts are eliminated in the calculation of the Company's net operating revenue. The Company is also re-grading areas of the Kinsley's Landfill in accordance with a plan approved by the NJDEP. The re-grading plan calls for the use of both recycled and non-recycled materials to fill and re-contour the areas of the landfill containing depressions. The Company receives a fee to accept certain of the recycled materials. The costs incurred for re-grading activities shall be paid from such fees. Costs incurred for re-grading activities in excess of such fees, if any, will be submitted to NJDEP for reimbursement from the Kinsley's Escrow. The Company intends to utilize recycled materials to the fullest extent possible in order to minimize the amount of re-grading costs paid from the Kinsley's Escrow, if any. The Company competes with certain landfills and development projects for the revenue producing materials on the basis of the fee imposed for accepting the materials and transportation cost, and must obtain NJDEP approval prior to utilizing material from a new source unless such material has been previously approved for such purposes. The gross revenue reported for the environmental services segment for the periods in 2007 and 2006 includes $12,000 and $370,000, respectively, from such fees. The decline in the revenue associated with the recycled material is due to competition for such materials from a nearby re-development project and delays in the receipt of approvals of materials from the NJDEP. During July, 2007 the Company received notice from the NJDEP that it has modified its approval of the re-grading plan. Such competition and modifications may continue to negatively impact the quantity of the fee producing materials the Company may accept for the re-grading project and increase the cost of utilizing such materials. The Company has challenged the NJDEP's modification to the re-grading plan, and has requested to present its objections before an administrative hearing. Billings to the Kinsley's Escrow and for services provided to members of the consolidated group, and the fees received in conjunction with the re-grading project, are eliminated in the calculation of net operating revenue.

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

	Electricity Generation. 	Revenues from the operation which generates
electricity utilizing methane gas as fuel were approximately $537,000 and
$364,000 for the years ended December 31, 2007 and 2006, respectively.  Such revenues represent 36% and 23% of consolidated gross operating revenues for
2007 and 2006, respectively, and 100% of consolidated net revenues for both
2007 and 2006.  Methane gas is a component of the landfill gas generated by the Kinsley's Landfill located in Deptford, New Jersey.

	The electricity generating facility consists of four trailer mounted diesel/generating units ("Gen-set(s)") each capable of generating approximately 11,000 kilowatt hours ("kWh") per day when operating at 85% capacity. Three of the four Gen-sets were in operation during 2007 while two of the four Gen-sets were in operation during 2006. Repairs to the fourth gen-set have been deferred. Electricity generated is sold pursuant to a contract with a local utility and the contract is currently renewed annually. Revenues are a function of the number of kWh sold, the rate received per kWh and capacity payments. The Company sold 7.5 million kWh during the year ended December 31, 2007 compared to 6.5 million kWh sold in the prior year. The amount of electricity generated by the electricity generating facility is limited by a number of factors, including, but not limited to, the volume and quality of landfill gas generated by the Kinsley's Landfill, the number and capacity of Gen-sets operating, air permit limitations and the ability of the local utility to accept the electricity generated.

	The kWh produced during the second quarter in 2007 was adversely impacted by a failure in the operation's switch gear. The facility did not generate power for approximately 42 days as temporary equipment was located and installed. Replacement equipment was installed during the fourth quarter of 2007. During January 2008, the Company received $62,000 for the reimbursement for the cost of the replacement equipment from its insurance carrier as well as $50,000 toward revenue lost during the period power was not generated. The average combined rate (per kWh and capacity payment) received for the year ended December 31, 2007 and 2006 was $.071 and $.056, respectively. Generally speaking, the rate received by the Company reflects the market price of fossil fuels, and is typically higher in warmer months. Engineering studies indicate the quantity of gas generated by the landfill is declining but project sufficient landfill gas to continue the operation of three of the existing Gen-sets through 2011 and two of the existing Gen-sets for the period of 2012 through 2017. Elements of the landfill gas are more corrosive to the equipment than traditional fuels, resulting in more off-line hours dedicated to repair and maintenance than with equipment utilizing traditional fuels.

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

	The Company has accrued post-closure costs for Kinsley's Landfill and Mac Landfill. Such accruals equal the present value of the estimated future post-closure costs related to a site determined in accordance with Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). Pursuant to SFAS 143 estimates of costs to discharge asset retirement obligations are developed in today's dollars.
The estimated costs are inflated to the expected time of payment and then discounted back to present value. The Company's estimate of post-closure costs in current dollars were inflated to the expected time of payment using an inflation rate of 2.5%, and the inflated costs were discounted to present value using a credit-adjusted, risk-free discount rate of 4.5%.
Such estimates require a number of assumptions, and therefore may differ from the ultimate outcome. Litigation and administrative costs associated with a site are expensed as incurred.

	Funds held in a restricted escrow account are dedicated to post-closure activities of Kinsley's Landfill as discussed previously. Post-closure costs of the Mac Landfill are funded from the Company's operating cash flow and totaled $10,000 in 2007. The post-closure costs of the Kin-Buc landfill are discussed below.

	At December 31, 2007, the Company has accrued approximately $8.8 million for the estimated post-closure costs of the Kinsley's Landfill and Mac
Landfill. Approximately $7.4 million was held in an escrow maintained by trustees for post-closure activities at Kinsley's Landfill as of December
31, 2007.

	The impact of future events or changes in environmental laws and regulations, which cannot be predicted at this time, could result in material changes in remediation and closure costs related to the Company's past waste handling activities, possibly in excess of the Company's available financial resources.

	Kinsley's. Kinsley's Landfill, located in Deptford Township, New Jersey, ceased accepting solid waste on February 6, 1987 and commenced closure of that facility at that time. The Company's Environmental Services Segment currently performs the post-closure maintenance required at the site. At December 31, 2007, Kinsley's has accrued $8,780,000 for post-closure care of this facility, of which $7,373,000 is held in the escrow account dedicated to fund Kinsley's post-closure costs. The accrual as of December 31, 2007 is based upon estimated maintenance costs of the site's containment systems through the year 2017. The Company billed such escrow approximately $911,000 and $812,000 in 2007 and 2006, respectively, for post-closure activities conducted at the site.

	Mac. Mac Landfill, also located in Deptford Township, New Jersey, ceased operations in 1977 and the closure of this facility is completed.
The Company's Environmental Services Segment currently performs the post-closure maintenance required at the site as well. The costs of post-closure maintenance and monitoring of the facility are funded by the Company and were approximately $10,000 and $13,000 for the years ended December 31, 2007 and 2006, respectively. At December 31, 2007, the Company has an accrual of $17,000 for the costs of continuing post-closure care and monitoring at the facility. The accrual as of December 31, 2007 is based upon the present value of the estimated maintenance costs of the site's containment systems through the year 2008.

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

	The Company has been named a PRP at the following sites named to the National Priorities List: the Scientific Chemical Processing Superfund Site, the Chemsol Superfund Site and the Berry's Creek Study Area. A discussion of these three sites follows. In addition, during the period of 2004 through 2006 the Company has been named a de minimis PRP of the Spectron Superfund Site located in Elkton, Maryland, and Ward Transformer Superfund Site located in Raleigh, North Carolina. The Company charged $84,000 to earnings in 2004 in recognition of a settlement of claims regarding the Spectron Superfund Site. Research to determine the extent of the Company's involvement with respect to the Ward Transformer site continues, however the Company believes its involvement will be determined to be de minimis.

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

Berry's Creek Study Area. The Company was one of 158 recipients of a Notice of Potential Liability and Request to Perform Remedial Investigation/Feasibility Study (the "Notice"), dated March 9, 2006, and issued by EPA regarding the contamination of the Berry's Creek Study Area (the "Creek Area") located in Bergen County, N.J, which is considered a phase of the Ventron/Velsicol Superfund Site remediation. A tributary adjacent to the SCP Site in Carlstadt, N.J. flows into Berry's Creek. The Creek Area includes the approximately seven miles long water body known as Berry's Creek, a canal, all tributaries to Berry's Creek and related wetlands. Tidal areas of the river into which Berry's Creek empties is also subject of the Notice. Each recipient of the Notice is a potentially responsible party under CERLA, and may be held liable for the cleanup of the Creek Area and costs EPA has incurred with regard to the Creek Area. Since the investigation and feasibility study regarding the scope of the remediation of the Creek Area is ongoing, and no discovery has taken place concerning allegations against the Company, it is not possible to estimate the Company's ultimate liability with respect to the Creek Area. See Part I, Item 3. - Legal Proceedings for further discussion of matters regarding Berry's Creek.

Part I, Item 2.  Description of Property.

	1. A subsidiary of the Company, Filcrest Realty, Inc., owns parcels of land totaling approximately 53 acres in Edison Township, Middlesex County, New Jersey, which are currently un-improved vacant land. This property is located in the vicinity of the Kin-Buc, Inc. property (see Paragraph 5 below and Part I, Item 1 Prior Operations). Approximately 74 acres of Filcrest's property was conveyed to a third party as of December 30, 2004 in conjunction with the settlement of claims brought by EPA (see Part I, Item
3. Legal Proceedings - The Kin-Buc Landfill). Approximately 17 acres of Filcrest's remaining property has been dedicated to the remediation of areas neighboring the Kin-Buc, Inc. property. Approximately 37 acres of Filcrest's remaining property are leased to an unrelated party pursuant to a 99 year lease executed in 1981. Such lessee operated a landfill on this property through 1987. Edison Township is seeking an easement on and over certain parcels of this property, which is discussed below.

	2. One of the Company's subsidiaries, Kinsley's Landfill, Inc., owns approximately 263 acres in Deptford Township, Gloucester County, New Jersey. The subsidiary operated a landfill on approximately 110 acres of this site through February 1987. This landfill is now undergoing post-closure maintenance procedures. This property is included in an area designated as the Five Points Redevelopment Area which is discussed below. Kinsley's Landfill, Inc. sold approximately 57 acres during October 2006 in a transaction discussed below.

	3. Another subsidiary Birchcrest, Inc. owns approximately 105 acres in Deptford Township, Gloucester County, New Jersey. This property is included in an area designated as the Five Points Redevelopment Area which is discussed below. This entity and Transtech sold a total of approximately 3 acres during October 2006 in a transaction discussed below.

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

	5. The approximately 27 acre site owned by Kin-Buc, Inc., another subsidiary of the Company, in Edison Township, Middlesex County, New Jersey, was conveyed to a third party as of December 30, 2004 in conjunction with the settlement of claims brought by EPA (see Part I, Item 3. Legal Proceedings - The Kin-Buc Landfill). Kin-Buc, Inc. had operated a landfill on the site. At present, post-closure maintenance procedures are conducted at the site by SCA (see Part I, Item 1. Prior Operations).

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

	7.	In December 2004 the Company entered into a one-year lease,
renewable annually, for a 120 sq. ft. office in Sarasota, Florida. The monthly rent and related charges equal approximately $1,200 and $1,300 per month for 2006 and 2007, respectively.

Edison Township Property

	The Company's wholly owned subsidiary, Filcrest Realty, Inc. owns approximately 53 acres of undeveloped property in Edison Township, N.J. Edison Township has requested that Filcrest Realty, Inc. grant it an easement on a portion of this property to install a shoreline walkway on certain lots situated along the Raritan River. The Company has denied the Township's request believing the structure and location proposed by the Township will adversely impact the value of that tract which totals approximately 15 acres. This property was included in the area remediated pursuant to Administrative Orders issued by the EPA (see Part I, Item 3. Legal Proceedings, The Kin-Buc Landfill). The Company has offered to sell the 15 acres to the Township. The Township has conveyed an appraisal setting the value of the easement at $15,000. The Company regards this figure as too low and will obtain its own appraisal. The Township of Edison may commence condemnation proceeding on the 0.48 acres for which the easement is sought.

Five Points Redevelopment Area

	The Company owns approximately 364 contiguous acres in the Township of Deptford, N.J. (the "Township"). Approximately 110 of the 364 acres are occupied by the closed Kinsley's Landfill, which is owned by the Company's wholly owned subsidiary, Kinsley's Landfill, Inc. On December 10, 2007 the Township's Mayor and Town Council approved a resolution designating an area, including approximately 342 acres of the Company's property, as an area in need of redevelopment in accordance with New Jersey Statute
40A:12A-5.  This action follows the Township's Planning Board's August 8,
2007 approval of the study prepared by the Township's planner entitled
"Five Points Study Area, Preliminary Investigation: Determination of an
Area in Need of Redevelopment" (the "Five Points Study"). The Five Points Study concluded that the subject area (the "Five Points Study Area") should be designated a redevelopment area pursuant to the New Jersey Local Housing and Redevelopment Law. During September 2007, two subsidiaries of
Transtech commenced litigation against the Planning Board of the Township of Deptford. During December 2007, the complaint was amended to include The Township of Deptford, Benderson Properties, Inc. and certain of its affiliates as defendants. The suit seeks, among other remedies, to reverse and set aside the Township's Planning Board approval of the 2007 study prepared by the Township's planner. See Part I, Item 3. Legal Proceedings, Five Points Redevelopment Zone, for a discussion of this matter.

Sale of Certain Property Located in Deptford, NJ.

     On October 19, 2006, Transtech Industries, Inc. ("Transtech"), and its wholly owned subsidiaries Birchcrest, Inc. ("Birchcrest") and Kinsley's Landfill, Inc. ("Kinsley's") (collectively referred herein as the "Company"), completed the sale of real property and buildings located in Deptford, N.J. pursuant to a contract with BWF Development, Inc. ("BWF"). The real estate sold consists of approximately 60 acres of land (45 acres usable land and 15 acres of wetlands), upon which two metal buildings and two private residences are situated. Kinsley's and Birchcrest continue to own approximately 364 contiguous acres adjacent to the property sold, of which approximately 110 acres is occupied by the closed Kinsley's Landfill.

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

     The gross sales price for the land and buildings was $2,244,500, consisting of (a) a base price of $2,153,000, plus (b) a portion, $90,000, of the monthly payments paid by BWF prior to closing in accordance with the Agreement, plus (c) $1,500 representing the portion of the monthly payment due from BWF for October 2006. The total of the monthly payments, $216,000, was applied toward the gross sales price, and the balance due of $2,028,500 was paid at closing. The monthly payments were treated as un-earned income for financial presentation purposes, and reported as an accrued miscellaneous liability. The Company recognized a gain from the sale of $1,852,000, net of the book value of the assets sold and transaction costs, in its consolidated Statement of Operations for the year-ended December 31, 2006.

     Kinsley's and another Transtech subsidiary utilized one of the two metal buildings included in the sale to store their machinery and equipment. On October 19, 2006, Kinsley's and Buyer entered into a Use and Occupancy Agreement that permits Kinsley's to utilize the building and an access-way from closing through June 2007, subsequently amended to October 31, 2007, during which time Kinsley's constructed a replacement building. Kinsley's paid rent at the rate of $2,000 per month for use of the building for the period of January 1, 2007 through October 31, 2007. No rent was payable for the period from closing to December 31, 2006. The Company provided the Buyer a security deposit of $100,000 to assure Kinsley's performance under the Use and Occupancy Agreement, to fund the remediation of any contamination found of the property sold that is determined to have occurred during the period of April 2006 to the closing, and the release of a $140,000 claim against the property sold related to a previously retired mortgage. This mortgage claim was cancelled via court order during January 2008.

	Kinsley's and Birchcrest no longer receive combined income of approximately $4,665 per month from the rental of the second metal building and one residence situated on the property sold. The second residence was unoccupied. Kinsley's also received rental income from leasing a portion of its property to a local radio station pursuant to a lease dated March 1, 1995, as amended (the "Tower Lease"). The radio station operates four transmission antennas on the leased property. Three of the towers are situated on property sold to the Buyer and one tower is situated on property retained by the Kinsley's. On October 19, 2006 Kinsley's assigned the Tower Lease to the Buyer, and entered into a lease with the Buyer for the portion of Kinsley's property upon which the one tower is situated. Rent payable to Kinsley's from the Buyer will equal 20% of future Tower Lease rent payments and 35% of the real estate tax reimbursement payable under the Tower Lease. Rent paid to Kinsley's from the Buyer for Tower Lease rent payments and real estate tax reimbursement was $6,000 for the year ended December 31, 2007. Kinsley's lease with the Buyer runs contemporaneously with the Tower Lease, which expires February 2010 and is renewable in five year increments through February 2030. No additional consideration was received by the Company for either the foregone rental income or the assignment of the Tower Lease.

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

     The Company is pursuing the disposition of its remaining property through the sale of individual parcels and/or groups of parcels. The Company is unable to determine when sale(s) of the remaining parcels will ultimately be consummated and proceeds received given their location, access issues and the location of wetlands on certain parcels.

Part I, Item 3.  Legal Proceedings.

The Kin-Buc Landfill

	The Kin-Buc Landfill was owned and operated, both solely for a time and then with partners, by Transtech's wholly-owned subsidiary, Kin-Buc, Inc. ("Kin-Buc"). The Kin-Buc Landfill and certain neighboring property, including parcels owned by Transtech's wholly-owned subsidiary Filcrest
Realty, Inc. ("Filcrest") and other third parties, are undergoing remediation pursuant to Administrative Orders issued by EPA in September
1990 and November 1992 (the "Orders") to the Company, and other responsible parties, including Inmar Associates, Inc. ("Inmar") and affiliates of Waste Management, Inc. ("WMI"). Inmar is controlled by Marvin H. Mahan, a former principal shareholder and former officer and director of the Company, and leased real property upon which the landfill is situated to the Company.

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

	During September 2002, the New Jersey Department of Environmental Protection and New Jersey Spill Compensation Fund (together referred herein as the "NJ Agencies") filed a similar suit against the same respondents, entitled New Jersey Department of Environmental Protection, and Acting Administrator, New Jersey Spill Compensation Fund v. Chemical Waste Management, Inc. et. al. in the United States District Court, District of New Jersey (Case No. 02CV 4610 (DMC)), that sought reimbursement of unspecified past costs allegedly incurred with respect to the Kin-Buc Landfill and for unspecified alleged Natural Resource Damages. This suit was consolidated with the EPA suit brought in May 2002 discussed above.

	The WMI Group had agreed to indemnify the Company against EPA and New Jersey Agencies claims for past response costs and Natural Resource Damages pursuant to the terms of a 1997 Settlement Agreement (discussed below). However, the terms of the 1997 Settlement Agreement arguably did not provide the Company with complete indemnification against the penalties sought by EPA in this action.

	On December 30, 2004, Transtech together with Kin-Buc, and Filcrest executed consent decrees which resolved the claims brought against the Company and others during 2002 by EPA, the New Jersey Department of Environmental Protection and New Jersey Spill Compensation Fund regarding the Kin-Buc Landfill as set forth in the consolidated cases of United States of America; New Jersey Department of Environmental Protection; and Acting Administrator, New Jersey Spill Compensation Fund v. Chemical Waste Management, Inc.; Earthline Company; Filcrest Realty, Inc.; Anthony Gaess; Inmar Associates, Inc.; Kin-Buc, Inc.; SCA Services, Inc.; SCA Services of Passaic, Inc.; Transtech Industries, Inc.; Waste Management, Inc.; and Wastequid, Inc., Civil Action No. 02-2077 (the "Lawsuit") before the U.S. District Court for the District of New Jersey (the "Court"). The Court entered the consent decrees on October 18, 2005.

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

	The Subject Property consists of one parcel of approximately 25 acres owned by Kin-Buc upon which a portion of the Kin-Buc Landfill is situated and parcels totaling approximately 74 acres of predominately wetlands in the vicinity of the Kin-Buc Landfill owned by Filcrest. The Kin-Buc parcel and certain of the Filcrest parcels are undergoing remediation pursuant to the Orders and performed by SCA. The Company's investment in the Subject Property was written-off for book and tax purposes during the 1980's.

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

	The Township of Edison owns the majority of the real property which adjoins or surrounds the lots deeded to CLF by the Company in December 2004. CLF has not yet been successful in its effort to obtain the consent of the Township of Edison to incorporate portions of its land into the Wetlands Restoration and Land management Project, and to gain access to the Township's land in order to perform its obligations pursuant to the CLF contract. As a result, the implementation of the Plans has been delayed, and certain of the milestones specified within the Federal Consent Decree have not been achieved. However, EPA has been kept informed of CLF's efforts and has participated in certain negotiations between CLF and the Township of Edison. EPA has indicated that it does not, at this point, intend to impose the financial penalties discussed above.

	As previously reported, during 1990, Transtech, Kin-Buc and Filcrest commenced a suit in the United States District Court for the District of New Jersey entitled Transtech Industries, Inc. et al. v. A&Z Septic Clean et al. (Civil Action No. 2-90-2578(HAA)) (the "Kin-Buc Cost Recovery Action") against non-municipal generators and transporters of hazardous waste disposed of at the Kin-Buc Landfill (the "PRPs") for contribution towards the cost of remediating the Kin-Buc Landfill. On December 23, 1997, the Company entered into four agreements which settled this suit, earlier suits and derivative lawsuits all related to the allocation of costs of remediation. One of the December 23, 1997 agreements provided SCA's Parties commitment to defend and indemnify the Company from certain future liability for and in connection with the remediation of the site. SCA also agreed to defend and indemnify Transtech, Kin-Buc and another subsidiary, Filcrest Realty, Inc. ("Filcrest") from claims by non-settling non-municipal waste and municipal waste potentially responsible parties in the litigation.

	Specifically, pursuant to indemnification provisions of the 1997 Agreement the SCA and certain related parties (the "SCA Parties") are to defend and indemnify the Company from and against (i) all claims, demands and causes of action which have been made or brought, or hereafter may be made or brought, by the EPA or any other federal, state or local governmental or regulatory agency, against the Company, and (ii) all liability, loss, cost and expense (including reasonable attorneys' fees) which may be suffered or incurred by the Company, which, in the case of (i) and (ii) above, arise from (y) the Orders (except for fines or penalties levied or imposed against the Company for or on account of any of the Company' actions or omissions on or before the effective date of the 1997 Agreement), or (z) any other orders or directives, and environmental or other applicable laws, regulations or ordinances, which are directed against or relate to the Kin-Buc Landfill or any portion thereof, operations at the Kin-Buc Landfill, the remediation of the Kin-Buc Landfill (except for the fines and penalties identified in (y) above), environmental conditions at the Kin-Buc Landfill or conditions resulting from releases from the Kin-Buc Landfill. The SCA Parties are not obligated to reimburse the Company for (i) response costs paid by the Company, on or before the effective date of the 1997 Agreement, or (ii) attorney's fees, disbursements or other costs and expenses arising from the Company's prosecution, defense or settlement of the Kin-Buc Cost Recovery Action or the derivative suits paid or incurred by the Company, on or before the effective date of the 1997 Agreement.

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

	Some of the Defendant Insurers are insolvent. The estates of some of these insolvent insurers have sufficient assets to make a partial contribution toward claims filed by the Company. Pursuant to their respective liquidation plans, the estates of insolvent insurers make payments toward agreed claims based upon the amount of their recovered assets and expenditures funded from such assets. The estates may elect, based upon their financial situation, to make additional distributions toward agreed claims, however there are no assurances that distributions will be paid. During the year ended December 31, 2005, the Company received payments totaling $4,514,000 with respect to settled claims against the estates of five insolvent insurers. Additional claims against the five estates have been barred in accordance with their liquidation plans.

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

	During the year ended December 31, 2007 the Company received supplemental distributions totaling $87,000 from the estates of three insolvent carriers.

	The insurers that participated in the Lloyd's Settlement, the three insurers that settled in 1999 and 2000, and the five insolvent insurers represent approximately 98% of the value of the coverage provided under the policies that were the subject of the Lloyd's Suit, as measured by the liability apportioned to each of the Defendant Insurers at the time of the October 2001 settlement.

	The Company continues to pursue claims against certain excess insurance carriers that have not participated in any of the previous settlements. However, the Company cannot predict the amount of the proceeds it may eventually receive on account of such claims, if any.

SCA & SC Holdings, Inc.

	In conjunction with the 1997 settlement of the litigation related to the Kin-Buc Landfill discussed above, the Company agreed to allow SCA to claim against a portion of the proceeds, arising from its lawsuit against its excess insurance carriers, discussed above. The maximum amount which could be found to be payable to SCA from the Lloyds Suit settlement proceeds, $3.5 million, was placed directly into escrow until the amount of such obligation is determined in accordance with the terms of the 1997 settlement. A calculation of the amount due pursuant to the 1997 Agreement was presented to SCA during March 2002. SCA subsequently notified the Company of its objection to values utilized in that calculation, contending it was owed
$3.5 million. Unable to resolve the disputed issues, during August 2002 the Company and SCA submitted the dispute regarding the amount due to binding arbitration for resolution in accordance with the terms of the 1997
Agreement. On February 6, 2004 the arbitrator issued the final of three conflicting rulings, finding in favor of SCA awarding it $3.5 million.

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

	The arbitrator's ruling was affirmed by the District Court on October 28, 2005. In December, 2005 the Company filed an appeal of the District Court's ruling with the United States Court of Appeals for the Third
Circuit (No. 05-5246), and oral arguments were made before the Court during January 2008. The Court rendered its decision on March 24, 2008 affirming the District Court's decision. The Company has not yet decided whether it will appeal this decision. The amount held in escrow is not reflected on the Company's financial statements; therefore the Appeal Court's decision will not adversely impact the Company's financial statements. The Company will recognize income equal to the amount of the escrow remaining after payment of amounts due SCA, if any, in the period such funds are released from escrow.

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

	The Company requested a complete and detailed accounting of the actual total expenditures for the remediation work completed at the SCP Site from the AT&T Group. The AT&T Group has relayed that in aggregate, $15 million has been expended in regard to the site. The Company, as stated above, together with the property owner, Inmar Associates, Inc., had contributed $145,000 cash and $4.1 million of proceeds from the settlement with primary insurance carriers in 1995, an additional $12.0 million from the Company's 2001 settlement with its excess insurance carriers and an additional
$250,000 in 2005 from the claims being pursued against the insolvent excess carriers, to a Qualified Settlement Fund established to fund costs incurred for the remediation of the Carlstadt SCP Site which is administered by the SCP Cooperating PRP Group. Such contributions total $16.4 million, plus interest earned, which the Company believes should more than satisfy the share of remediation costs which may be found attributable to the Company for the SCP Site. The Company has informed EPA of its intent to comply with the UAO and cooperate and coordinate with the Settling Defendants' representative.

	On October 2, 2007, the Company filed a motion under the previously reported action in the Superior Court of New Jersey, Middlesex County, entitled Transtech Industries, Inc. et. al v. Certain Underwriters at Lloyds et al, (Docket No. MSX-L-10827-95), seeking an Order compelling the SCP Cooperating PRP Group to account for how and how much it has spent of the $16,450,000 paid by the Company to it as recited above. The October 2007 motion was denied by the Superior Court during January 2008. During
January 2008 the Company filed an appeal of the Superior Court's decision with the Superior Court of New Jersey Appellate Division entitled Transtech Industries, Inc. v. Certain Underwriters at Lloyds London and SCP Carlstadt PRP Group, (Docket No. A-002604-07T2).

Berry's Creek

	The Company was one of 158 recipients of a Notice of Potential Liability and Request to Perform Remedial Investigation/Feasibility Study (the "Notice"), dated March 9, 2006, and issued by EPA regarding the contamination of the Berry's Creek Study Area (the "Creek Area") located in Bergen County, N.J. A tributary adjacent to the SCP Site in Carlstadt, N.J. flows into Berry's Creek. The Creek Area includes the approximately seven miles long water body known as Berry's Creek, a canal, all tributaries to Berry's Creek and related wetlands. Tidal areas of the river into which Berry's Creek empties is also subject of the Notice. Each recipient of the Notice is a potentially responsible party under CERCLA, and may be held liable for the cleanup of the Creek Area and costs EPA has incurred with regard to the Creek Area. Since the investigation and feasibility study regarding the scope of the remediation of the Creek Area is ongoing, and no discovery has taken place concerning allegations against the Company, it is not possible to estimate the Company's ultimate liability, if any, with respect to the Creek Area.

Five Points Redevelopment Zone

	The Company owns approximately 364 contiguous acres in the Township of Deptford, N.J. (the "Township"). Approximately 110 of the 364 acres are occupied by the closed Kinsley's Landfill, which is owned by the Company's wholly owned subsidiary, Kinsley's Landfill, Inc. On December 10, 2007 the Township's Mayor and Town Council approved a resolution designating an area, including approximately 342 acres of the Company's property, as an area in need of redevelopment in accordance with New Jersey Statute
40A:12A-5.

	This action follows the Township's Planning Board's August 8, 2007 approval of the study prepared by the Township's planner entitled "Five Points Study Area, Preliminary Investigation: Determination of an Area in Need of Redevelopment" (the "Five Points Study"). The Five Points Study concluded that the subject area (the "Five Points Study Area") should be designated a redevelopment area pursuant to the New Jersey Local Housing and Redevelopment Law.

	The designation of a redevelopment area under the New Jersey Local Housing and Redevelopment Law grants a municipality many options to achieve its objectives regarding the ultimate redevelopment of property located within the redevelopment area. For example, municipalities have the authority to designate a third party (generally a land developer) to develop the redevelopment area in a manner consistent with the
municipalities' redevelopment plan for the area.   In addition, in order to
advance the redevelopment project, municipalities may acquire property in the redevelopment area for redevelopment through good faith negotiations between the property owner and the designated redeveloper or through their powers of eminent domain, compensating the property owner for its fair market value.

	The process to determine the ultimate redevelopment plan for that redevelopment area may take years to complete, and impact the use or sale of property located within the redevelopment area during the process. There is no specific time frame set forth in the Local Housing and Redevelopment Law for completion of a redevelopment project. The owner of property included in a redevelopment area may initiate suit against a municipality to challenge the creation of the redevelopment area, the designation of a redeveloper, the adoption of a redevelopment plan and/or the amount of compensation offered for property.

	The Company is uncertain as to the Township's final intentions with respect to the Five Points Study Area, or if all or any of the Company's property will ultimately be included in the redevelopment plan. The Company had notified both the Township's Planning Board and the Township's Town Council of the Company's objections to certain errors and mischaracterizations contained within the Five Points Study, as well as the Planning Board's conclusion to approve the Five Points Study and recommend that the Township declare the Five Points Study Area a redevelopment area pursuant to the Local Housing and Redevelopment Law.

	During September 2007, two subsidiaries of Transtech commenced litigation entitled Kinsley's Landfill, Inc., and Birchcrest, Inc. v. Planning Board of the Township of Deptford (No. L-001536-07) in the Superior Court of New Jersey, Law Division, Gloucester County. During December 2007, the complaint was amended to include The Township of Deptford, Benderson Properties, Inc. and certain of its affiliates as defendants. The suit seeks, among other remedies, to reverse and set aside the Township's Planning Board approval of the 2007 study prepared by the Township's planner.

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

Part I, Item 4.  Submission of Matters to a Vote of
                 Security Holders.

	No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 2007.

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

Part II, Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

	None.

Part II, Item 8A.  Controls and Procedures

	Not applicable


Part II, Item 8A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

       The Company's management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and the principal financial officer of the Company concluded that these disclosure controls and procedures were effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Internal Control Over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the interim or annual consolidated financial statements.
       Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria in Internal Control " Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2007. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

	There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Part II, Item 8B.    Other Information.

    None.

	PART III

Part III, Item 9.  Directors, Executive Officers, Promoters
                   Control Persons and Corporate Governance;
                   Compliance With Section 16(a) of the
                   Exchange Act.

Directors and Executive Officers of the Company

	Robert V. Silva (64) - President and Chief Executive Officer and a director of the Company from April 1991 and Chairman of the Board of Directors from November 1991. Mr. Silva served as a consultant to the Company from December 1990 until his appointment in April 1991 as an officer of the Company. Mr. Silva was employed from September 1987 to December 1990 as Executive Vice President of Kenmare Capital Corp. ("Kenmare"), an investment firm, and provided financial and management consulting services to companies acquired by Kenmare's affiliates. In connection with such financial and management services, Mr. Silva served as Vice President and a Director of Old American Holdings, Inc. and, its subsidiary from 1988 to 1990, and Vice President and a Director of Compact Video Group, Inc. and its subsidiaries from 1988 to 1991 and of Manhattan Transfer/Edit, Inc. from 1989 to 1991. Mr. Silva also served as a Director of General Textiles from 1989 to 1991. From June 1985 to September 1987, Mr. Silva served as Vice President of, and provided management consulting services to, The Thompson Company, a private investment firm controlled by the Thompson family of Dallas, Texas. Mr. Silva served as Chairman and Chief Executive Officer of Hunt Valve Company, Inc., a former subsidiary of the Company, from March 1, 1996 to his resignation effective January 1, 1997, and as a Director of Hunt from March 1996 to August 1998. Mr. Silva also served as Vice President and a Director of ValveCo Inc., the entity which acquired Hunt, from October 10, 1995 to his resignation effective January 1, 1997, and was a stockholder in ValveCo Inc. from March 1, 1996 through August 1998. From September 1996 to February 14, 1997, Mr. Silva served as a Director of Hunt's subsidiary, Hunt SECO Engineering, Ltd. and its subsidiaries. Mr. Silva is also the principal of Robert V. Silva and Company, LLC., a private investment firm. Mr. Silva served as Chairman and Chief Executive Officer of Fab-Tech Industries of Brevard, Inc. from September 1998 through November 1, 2000 and March 31, 2000, respectively. He continued to serve as a Director of Fab-Tech until his resignation in September 2002. Mr. Silva also served as a Director of Indesco International, Inc. from October 2000 through February 2002. Mr. Silva's former Wife is the sister-in-law of Gary Mahan, the son of Marvin H. Mahan and Ingrid T. Mahan.

	In 2002, Mr. Silva was subjected to a summary proceeding under New Jersey's Domestic Violence Act. Mr. Silva denied all of the allegations of the domestic violence complaint. The trial court conducted a summary proceeding and concluded at the end of it that Mr. Silva had committed an act of domestic violence. Mr. Silva filed an appeal of that finding. The Appellate Court reversed the Trial Court's determination finding that the trial judge had conducted those proceedings in such a manner as to constitute a manifest miscarriage of justice. The case was remanded for a second trial. At the end of the second trial, the trial judge concluded that Mr. Silva had committed an act of domestic violence relying in large part on a timeline that the trial court had developed on its own. Mr. Silva's attorneys filed a motion to the trial court to reconsider its decision based on extrinsic evidence including cellular telephone/tower information which fixed Mr. Silva's geographic location in such a way that convinced this trial court that Mr. Silva could not have committed the act of domestic violence. Specifically, the trial court concluded that Mr. Silva had perfected his defense of impossibility and then made an express finding that he had not committed an act of domestic violence. The purported victim filed an appeal of this second domestic violence decision. That appeal was argued before the appellate division and denied. The initial decision of the domestic violence court back in 2002 resulted in the issuance of three criminal indictments including assault all based on allegations which were identical to those tried in the domestic violence court. Mr. Silva obtained separate criminal defense counsel for these charges and has pleaded not guilty. Mr. Silva is aggressively defending all of these allegations in the criminal court. The Company has reviewed all of these allegations and the court proceedings and concludes that the decision of the second domestic violence court that Mr. Silva did not commit an act of domestic violence is correct. The pending allegations do not affect the Company's assessment of Mr. Silva's integrity or his ability to perform fully his functions as Chief Executive Officer. The Company fully supports Mr. Silva and expects him to be completely exonerated.

	Arthur C. Holdsworth, III (59) - A director of the Company since 1988. Since June 1999, Mr. Holdsworth has been General Sales Manager at the Tilcon NJ Division of Tilcon NY, Inc. From August 1991 through June 1999 Mr. Holdsworth was Vice President of Sales at Millington Quarry, Inc. Prior to that and from 1977, Mr. Holdsworth was General Manager of Dallenbach Sand
Co., Inc. Members of the Mahan family own Millington Quarry, Inc. and previously owned Dallenbach Sand Co, Inc. Mr. Holdsworth is the brother-in-law of Roger T. Mahan, a controlling shareholder of the Company.

	Andrew J. Mayer, Jr. (52) - Vice President-Finance and Chief Financial Officer of the Company from November 1991 and a director of the Company from December 1991 and, from April 1992, Secretary of the Company. From 1988 to November 1991, Mr. Mayer served as Vice President, Secretary and Treasurer of Kenmare. In connection with management and financial services provided by Kenmare, Mr. Mayer served in a variety of capacities for the following companies: Old American Holdings, Inc. and its subsidiary from 1988 to 1991; The Shannon Group, Inc. and its subsidiaries from 1988 to 1990;
Detroit Tool Group, Inc. and its subsidiaries from 1989 to 1990; Compact
Video Group, Inc. from 1988 to 1991; Manhattan Transfer/Edit, Inc. from 1989 to 1991; and General Textiles from 1989 to 1990. Mr. Mayer served as Executive Vice President of Hunt Valve Company, Inc., a former subsidiary of the Company from March 1, 1996, the date the Company sold Hunt, to his resignation effective January 1, 1997. Mr. Mayer served as Vice President - Chief Financial Officer of ValveCo Inc. from April 3, 1996 through his resignation effective January 1, 1997, and was a stockholder in ValveCo Inc. from March 1, 1996 through August, 1998. From September 1996 to February
14, 1997, Mr. Mayer served as a Director of Hunt's subsidiary, Hunt SECO Engineering, Ltd. and its subsidiaries. Mr. Mayer also served as a Director, Chief Financial Officer and Secretary of Fab-Tech Industries of Brevard, Inc. from September 1998 through November 1, 2000. He continuedto serve as a Vice President of Fab-Tech until his resignation in September, 2002.

Compliance with Section 16(a) of Securities
Exchange Act of 1934

	Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the Company's fiscal year ending December 31, 2007 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

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

Part III, Item 10.  Executive Compensation.

A.  Summary Compensation Table

	The following table summarizes the compensation awarded to, paid to or earned by the principal executive officer of the Company who is the President and Chief Executive Officer of the Company (the "Chief Executive Officer") and the Vice President-Finance, Chief Financial Officer and Secretary (the "Named Executive Officer") in the years ending December 31, 2007 and 2006 ("Fiscal 2007" and "Fiscal 2006", respectively) for services rendered by them to the Company in all capacities during such year. The
Chief Executive Officer and the Named Executive Officer were the only executive officers of the Company whose total annual compensation exceeded $100,000 and were either (a) serving as executive officers of the Company at December 31, 2007 or 2006 or (b) during Fiscal 2007 or Fiscal 2006.

                                                                         Non-
                                                               Nonequity qualified
                                                               incentive deferred   All
                                                               Plan      compen-    Other
Name and Principal   Fiscal                    Stock   Option  compen-   sation     Compen-
Position             Year    Salary    Bonus   Awards  Awards  sation    earnings   sation   Total
                                $         $       $       $        $         $         $        $
 (a)                  (b)      (c)       (d)     (e)     (f)      (g)       (h)       (i)      (j)
Robert V. Silva      2007    $260,000  $35,000    0      0        0         0       $17,560  $312,560
President and Chief  2006    $253,000  $54,863    0      0        0         0       $17,275  $325,138
Executive Officer

Andrew J. Mayer, Jr. 2007    $216,000  $34,135    0      0        0         0       $14,846  $263,981
Vice President-      2006    $206,000  $53,962    0      0        0         0       $14,970  $274,932
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

	During Fiscal 2001, the Chief Executive Officer and the Named Executive Officer were granted 50,000 and 40,000 shares, respectively, of the Company's Common Stock issued pursuant to the Company's 2001 Employee Stock Plan (the "Stock Plan"). The Stock Plan granted the total 150,000 shares of the Company's Common Stock to the Company's full-time employees and director. All 150,000 shares included in the Stock Plan were registered on March 23, 2001 and issued on March 27, 2001.

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

	The following table sets forth unexercised options; stock that has not vested; and equity incentive plan awards for Chief Executive Officer and Named Executive Officer outstanding as of the end of Fiscal 2007:

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

	The Company and its subsidiaries have a 401(k) Retirement Savings and Profit Sharing Plan which covers substantially all full-time employees. Employees may contribute up to amounts allowable under the Internal Revenue Code. The Company matches employees' contributions in amounts or percentages determined by the Company's board of directors. The Company may also make profit sharing contributions to the plan in amounts determined annually by the Company. The Company's matching contribution was 50% of an employee's contribution that is no greater than 2% of their eligible compensation during 2007 and 2006. The plan provides that the Company's matching and profit sharing contributions be made in cash.

C.  Compensation of Directors

	The following table sets forth the compensation of the Company's directors for Fiscal 2007:

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

Part III, Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

	As of the close of business on March 24, 2008, the Company has issued and outstanding 2,979,190 shares of Common Stock, which figure excludes 1,885,750 shares owned by the Company which are not outstanding and are not eligible to vote.

	(A) Set forth below is a table showing, as of March 24, 2008, the number of shares of Common Stock beneficially owned by each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of such Common Stock.

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

	(e) From data provided by the Company's Transfer Agent.

	(B)Set forth below is a table showing as of March 24, 2008, the number of shares of Common Stock owned beneficially by each director of the Company, each executive officer of the Company, and the directors and executive officers as a group.

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

Securities Authorized for Issuance Under Equity Compensation Plans

	The following table sets forth as of December 31, 2007 the number of shares of the Company's common stock, the Company's only class of equity securities, issuable upon exercise of outstanding options, warrants and other rights, the weighted average exercise price of such options, warrants and other rights and the number of shares of common stock available for future issuance pursuant to all "equity compensation plans" relating to our common stock. Equity compensation plans include those approved by our shareholders, as well as those not approved by our shareholders, including individual compensation arrangements with one or more of our officers or directors.

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

Part III, Item 12. Certain Relationships and Related Transactions, and Director Independence.

	As of December 31, 2007 the Company's accounts include a receivable, created prior to July 2002, of $21,000 for unreimbursed sundry expenses paid or incurred on behalf of the President and Chairman of the Board, and his affiliates.

	The Company has provided Marvin H. Mahan, a former officer and director, and former principal shareholder of the Company, and the father of three of the Company's principal shareholders, dental insurance and fuel and service for an automobile since his retirement from the Company. Such expenses totalled approximately $2,000 for each of the years ended December 31, 2007 and 2006.

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

Part III, Item 13.  Exhibits.

Exhibits

	The exhibits to this report are listed in the Exhibit Index on pages
51-54.

Part III, Item 14.  Principal Accountant Fees and Services.

	The following is a summary of the fees billed to the Company by WithumSmith+Brown, PC, the Company's independent Registered Public Accounting Firm, during the fiscal year ended December 31, 2007 and 2006:

Fee Category             2007                     2006

Audit Fees              $68,100                 $66,000
Audit-Related Fees        2,800                      -
Tax Fees                     -                       -
All Other Fees               -                    4,347
Total Fees              $70,900                 $70,347

	Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company's independent certified accountants in connection with statutory and regulatory filings or engagements.

	Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." The fees reported for Fiscal 2007 were paid to the Company's independent certified accountants for their participation in discussions regarding aspects of the Sarbanes-Oxley Act of 2002. There were no Audit-Related services provided in Fiscal 2006.

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

Policy On Audit Committee Pre-Approval Of Audit And Permissible Non-Audit Services Of Independent Auditors.

	The Company has no audit committee. The Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent certified accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval would generally be provided for up to one year and any pre-approval would be detailed as to the particular service or category of services, and would be subject to a specific budget. The independent certified accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent certified accountants in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis. The Board of Directors pre-approved all audit services and permitted non-audit services rendered by the independent certified accountants in 2007 and 2006.


Signatures


	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2008       TRANSTECH INDUSTRIES, INC.
						(Registrant)

                              By:
						/s/ Robert V. Silva
						    Robert V. Silva, President and
						    Chief Executive Officer and Director
						    (Principal Executive Officer)

	Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


March 28, 2008 			/s/ Robert V. Silva
				    Robert V. Silva, President and
						    Chief Executive Officer and Director
						    (Principal Executive Officer)


March 28, 2008 			/s/ Andrew J. Mayer, Jr.
						    Andrew J. Mayer, Jr.
						    Vice President-Finance, Chief
						    Financial Officer, Secretary and
							Director (Principal Financial and
							Accounting Officer)


March 28, 2008			/s/ Arthur C. Holdsworth, III
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

10(bl)*	Summary of Employee Arrangements for Executive Officers      55

11	Statement regarding computation of net loss	             56
        per share

13	Annual Report to Stockholders	                       57 - 125

14	Code of Ethics	                                      126 - 130

21	Subsidiaries of the Registrant	                            131

31(a)	Certification Pursuant to Rules 13a-14(a) and	      132 - 133
	15d-14(a) of the Securities Exchange Act of 1934 and
        Section 302 of the Sarbanes-Oxley Act of 2002 by Chief
        Executive Officer

31(b)	Certification Pursuant to Rules 13a-14(a) and	       134 - 135
	15d-14(a) of the Securities Exchange Act of 1934 and
        Section 302 of the Sarbanes-Oxley Act of 2002 by Chief
        Financial Officer

32(a)	Certification Pursuant to 18 U.S.C. Section	             136
	1350, as Adopted Pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002 by Chief Executive Officer

32(b)	Certification Pursuant to 18 U.S.C. Section	             137
	1350,as Adopted Pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002 by Chief Financial Officer


	"A"	Incorporated herein by reference to the Company's
Quarterly Report on Form 10-QSB for the quarter ended
September 30, 1995.

	"B"	Incorporated herein by reference to the Company's
Current Report on Form 8-K dated October 24, 1995.

	"C"	Incorporated herein by reference to the Company's
Current Report on Form 8-K dated March 1, 1996.

	"D"	Incorporated herein by reference to the Company's
Annual Report on Form 10-KSB for the fiscal year ended
December 31, 1995.

	"E"	Incorporated herein by reference to the Company's
Annual Report on Form 10-KSB for the fiscal year ended
December 31, 1997.

	"F"	Incorporated herein by reference to the Company's
Annual Report on Form 10-KSB for the fiscal year ended
December 31, 1998.

	"G"	Incorporated herein by reference to the Company's
Annual Report on Form 10-KSB for the fiscal year ended
December 31, 2000.

	"H"	Incorporated herein by reference to the Company's
Current Report on Form 8-K dated May 17, 2001.

	"I"	Incorporated herein by reference to the Company's
Quarterly Report on Form 10-QSB for the quarter ended
September 30, 2001.

	"J"	Incorporated herein by reference to the Company's
Form S-8 dated April 3, 1987.

	"K"	Incorporated herein by reference to the Company's
Current Report on Form 8-K dated April 22, 2004.

	"L"	Incorporated herein by reference to the Company's
Current Report on Form 8-K dated July 23, 2004.

	"M"	Incorporated herein by reference to the Company's
Annual Report on Form 10-KSB for the fiscal year ended
December 31, 2004.

	"N"	Incorporated by reference to the Company's quarterly
report on Form 10-QSB filed for the quarter ended March
31, 2006).

	"*"	This document is a management contract or
compensatory plan or arrangement.