Form 10-Q
period 2008-03-31
TRANSTECH INDUSTRIES INC
filed 2008-05-15
CIK 87799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2008

                              OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

        For the transition period from ________  to  ________

Commission File No. 0-6512

                    TRANSTECH INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

           Delaware                             22-1777533
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification No.)

200 Centennial Avenue, Piscataway, New Jersey  08854
(Address of principal executive offices)
(Zip Code)

(732) 564-3122
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]        Accelerated filer [ ]

Non-accelerated filer [ ]          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes ___    No  X

As of May 9, 2008, 2,979,190 shares of common stock, $.50 par value, were outstanding. In addition, at such date, the issuer held 1,885,750 shares of common stock, $.50 par value, in treasury.

                                              Page 1 of 44 pages
TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

                            I N D E X
                                                          Page(s)
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Financial Statements for the periods ending March 31, 2008 and 2007 are unaudited):

      Consolidated Balance Sheets as of March 31,
        2008 and December 31, 2007                          3 -  4

      Consolidated Statements of Operations and
        Comprehensive Loss for the Three Months
        Ended March 31, 2008 and 2007                            5

      Consolidated Statements of Cash Flows for the
        Three months Ended March 31, 2008 and 2007          6 -  7

      Notes to Consolidated Financial Statements            8 - 19

 Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations   20 - 32

Item 3.  Quantitative and Qualitation Disclosures
          About Market Risk                                     33

Item 4.  Controls and Procedures                                33

Item 4T. Controls and Procedures                                33

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                      34

Item 1A. Risk Factors                                           36

Item 2.  Unregistered Sales of Equity Securities
          and Use of Proceeds                                   36

Item 3.  Defaults Upon Senior Securities                        37

Item 4.  Submission of Matters to a Vote of
           Security Holders                                     37

Item 5.  Other Information                                      37

Item 6.  Exhibits                                               37

SIGNATURES                                                      38

EXHIBITS                                                   39 - 44

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)

                             ASSETS

                                        March 31,     December 31,
                                           2008           2007
                                        (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents               $   717         $   961
  Marketable securities                     3,292           3,267
  Accounts receivable - trade                  61              44
  Refundable income taxes                     579             484
  Prepaid expenses and other                   22             237
  Restricted escrow account for
    post-closure costs                      1,025           1,018

      Total current assets                  5,696           6,011

PROPERTY, PLANT AND EQUIPMENT
  Land                                      1,067           1,067
  Buildings and improvements                  596             595
  Machinery and equipment                   3,336           3,336
      Total gross assets                    4,999           4,998
  Less accumulated depreciation             3,010           2,999
      Net property, plant and
        equipment                           1,989           1,999

OTHER ASSETS
  Restricted escrow account for
    post-closure costs                      6,652           6,355
  Other                                       138             150

      Total other assets                    6,790           6,505

TOTAL ASSETS                              $14,475         $14,515





See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

               CONSOLIDATED BALANCE SHEETS, Cont'd
                           (In $000's)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                         March 31,    December 31,
                                           2008           2007
                                        (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt       $    10         $    10
  Accounts payable                            326             179
  Current portion of income taxes
    payable	                              180             195
  Accrued income taxes                          4               4
  Accrued professional fees                   406             358
  Accrued miscellaneous liabilities            69              46
  Deferred taxes                                2              -
  Current portion of accrued post-
    closure costs                           1,040           1,035

        Total current liabilities           2,037           1,827

OTHER LIABILITIES
  Long-term debt                               15              17
  Income taxes payable                        698             738
  Accrued post-closure costs                7,600           7,762

        Total other liabilities             8,313           8,517
        Total liabilities                  10,350          10,344

STOCKHOLDERS' EQUITY
  Common stock, $.50 par value,
    10,000,000 shares authorized,
    4,864,940 shares issued                 2,432           2,432
  Additional paid-in capital                1,450           1,450
  Retained earnings                        10,725          11,005
  Accumulated other comprehensive
    income                                    532             298
        Subtotal                           15,139          15,185
  Treasury stock, at cost - 1,885,750
    shares                                (11,014)        (11,014)

        Total stockholders' equity          4,125           4,171

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                    $14,475         $14,515


See Notes to Consolidated Financial Statements

TRANSTECH INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION, Cont'd

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS)
(In $000's, except per share data)
(Unaudited)
                                          For the Three Months Ended
                                                     March 31,
                                                 2008        2007
OPERATING REVENUE
  Environmental Services                       $  219      $  272
  Electricity Generation                          159         133
    Subtotal                                      378         405
  Less Eliminations                              (219)       (272)
  Net operating revenues                          159         133
COST OF OPERATIONS
  Direct operating costs                         (103)        (70)
  Selling, general and administrative
    expenses                                     (518)       (417)
  Accretion expense                               (84)        (91)
    Total cost of operations                     (705)       (578)
GAIN ON SALE OF EQUIPMENT                           1          -
LOSS FROM OPERATIONS                             (545)       (445)
OTHER INCOME (EXPENSE)
  Investment income                                35          36
  Investment income on restricted
    escrow account                                 77          77
  Interest expense                                 (1)         (1)
  Rental income                                     6           1
  Proceeds from insurance claims                    2          -
  Miscellaneous income, net of
    miscellaneous expenses                          2           1
    Total other income                            121         114
LOSS BEFORE INCOME TAX BENEFIT                   (424)       (331)
  Income tax benefit                             (144)       (110)
NET LOSS                                       $ (280)     $ (221)

NET LOSS PER COMMON SHARE                      $ (.09)     $ (.07)

 NUMBER OF SHARES USED IN CALCULATION         2,979,190   2,979,190
COMPREHENSIVE LOSS:
NET LOSS                                       $ (280)     $ (221)
  Change in unrealized gain (loss),
    net of  tax                                   234          71
NET COMPREHENSIVE LOSS                         $  (46)     $ (150)


See Notes to Consolidated Financial Statements

                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

                PART I - FINANCIAL INFORMATION, Cont'd

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In $000's)
                              (Unaudited)

                                          For the Three months Ended
                                                     March 31,
                                                 2008        2007
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers              $   143     $   111
    Cash paid to suppliers and employees         (182)       (386)
    Interest and dividends received                35          36
    Other income received                           9           1
    Interest paid                                  (1)         (1)
    Income taxes paid, net of refunds              (6)        (55)
    Payment of post-closure costs,  net of
        proceeds from escrow of $0 and
        $84, respectively                        (208)       (127)
    Net cash used in operating activities        (210)       (421)

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale and maturity of
        marketable securities                     976       2,678
    Purchase of marketable securities            (995)       (786)
    Proceeds from sale of equipment                 1          14
    Purchase of property, plant and
        equipment                                 (14)        (19)
      Net cash (used in) provided by
Investing activities                              (32)      1,887

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on vehicle financing        (2)         (4)
      Net cash used in financing
        activities                                 (2)         (4)

  NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS                         (244)      1,462
  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE YEAR                                   961       1,601
  CASH AND CASH EQUIVALENTS AT END OF
    THE QUARTER                               $   717     $ 3,063

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                           (In $000's)
                           (Unaudited)

                                          For the Three Months Ended
                                                     March 31,
                                                 2008        2007
RECONCILIATION OF NET LOSS TO NET CASH
USED IN OPERATING ACTIVITIES:

NET LOSS                                      $  (280)    $  (221)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:

  Depreciation                                     24          21
  Gain on sale of equipment                        (1)         -
  Accretion expense                                84          91
  Earnings on restricted escrow accounts          (77)        (77)
 (Increase) decrease in assets:
    Accounts receivable net                       (17)        (22)
    Refundable income taxes                       (95)       (110)
    Prepaid expenses and other                    215          -
    Deposits                                       12         (49)
  Increase (decrease) in liabilities:
    Accounts payable and accrued
      miscellaneous expenses                      140          77
    Income taxes payable                          (55)        (55)
    Accrued professional fees                      48          51
    Accrued post-closure costs, net of
      proceeds from escrow of $0 and $84,
      respectively                               (208)       (127)

NET CASH USED IN OPERATING ACTIVITIES         $  (210)    $  (421)




See Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

	The accompanying unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-KSB for the year ended December 31, 2007 for further information.

	The financial information has been prepared in accordance with the Company's customary accounting practices except for certain reclassifications to the 2007 consolidated financial statements in order to conform to the presentation followed in preparing the 2008 consolidated financial statements.

	Quarterly financial information has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature except as disclosed herein.

	In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates. See Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation for additional information regarding the estimates and assumptions the Company makes that affect its consolidated financial statements.

	The Company sells the electricity it generates to a local utility. Such sales account for 100% of the Company's Net Operating Revenues for the three month periods ended March 31, 2008 and 2007, and represented 100% of the Company's Accounts Receivable - Trade as of March 31, 2008 and December 31, 2007.
	Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" (SFAS 157), as it applies to its financial instruments, and Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (SFAS 159).

	SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. In February 2008, the FASB decided to allow a one-year deferral of adoption of SFAS 157 for non-financial assets and nonfinancial liabilities that are recognized or disclosed at fair value. The Company has elected this one-year deferral. SFAS 157 enables the reader of the financial statements to assess the inputs used to determine the fair value of an asset or liability by establishing a hierarchy for ranking the quality
and reliability of such inputs.    Level 1 inputs include quoted market
prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little of no market data. SFAS 157 requires the utilization of the lowest possible level of input to determine fair value. The adoption of this statement did not have any material impact on the Company's consolidated results of operation s and financial condition.

	The following table provides information on the assets measured at fair value on a recurring basis (table in $000):

                       Carrying Amount
                       in Consolidated    Fair Value Measurements Using
                        Balance Sheets
                        March 31, 2008     Level 1    Level 2    Level 3

Marketable securities      $ 3,292         $ 3,292       -          -
Restricted escrow account
  for post-closure costs   $ 7,677         $ 7,677       -          -

	SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. If the fair value option is elected, unrealized gains and unrealized losses will be recognized in earnings at each subsequent reporting date. The Company did not elect the fair value option to measure certain financial instruments.


NOTE 2 - MARKETABLE SECURITIES

	At March 31, 2008, the Company's marketable securities consisted primarily of U. S. Treasury bills classified as available-for-sale and are carried at their fair value of $3,292,000, with a cost of $3,286,000 and gross unrealized gains of $6,000. At December 31, 2007, the Company's marketable securities consisted primarily of U.S. Treasury bills classified as available-for-sale and are carried at their fair value of $3,267,000 with a cost of $3,266,000 and gross unrealized gains of $1,000. The unrealized gains related to the Company's marketable securities are included in stockholders' equity, net of income tax (stockholders' equity also includes net unrealized gains related to the restricted escrow accounts discussed in
Note 3). Proceeds from the maturity of marketable securities for the three months ended March 31, 2008 and 2007 were $976,000 and $2,678,000, respectively. No marketable securities were sold prior to their maturity during the period in either 2008 or 2007.

NOTE 3 - RESTRICTED ESCROW ACCOUNTS FOR POST-CLOSURE COSTS

       At March 31, 2008 and December 31, 2007 the Company held $7,677,000 and $7,373,000, respectively, in a restricted escrow account which is to be used to fund post-closure costs at Kinsley's Landfill (the "Kinsley's Landfill"). The escrow fund is legally restricted for purposes of settling closure and post-closure costs, and was established to provide financial assurance through the deposit of a portion of the tipping fee charged when the landfill was operating. All disbursements from the restricted escrow account must be approved by the New Jersey Department of Environmental Protection. The balance of funds, if any, remaining after the end of the post-closure activities will revert to the State of New Jersey. The escrow for post-closure costs primarily consists of U.S. Treasury Notes and government backed debt securities. At March 31, 2008 the securities are carried at their fair value of $7,677,000, with a cost of $7,148,000 and gross unrealized gains of $529,000. At December 31, 2007 the securities had a fair market value of $7,373,000, with a cost of $7,076,000, gross unrealized gains of $302,000 and gross unrealized losses of $5,000. The net unrealized gains and losses are included in stockholder's equity for the respective periods (stockholders' equity also includes net unrealized gains related to the Company's marketable securities discussed in Note 2). The portion of the restricted escrow funds reported as current equals the current portion of accrued post-closure costs related to the Kinsley's Landfill (see Note 5).

NOTE 4 - INCOME TAXES

	The Company recognized a federal income tax benefit for the three months ended March 31, 2008 due to its ability to carry-back net operating losses to 2006 for credit against federal income taxes paid with respect to such year. Federal tax laws limit the carry-back of losses to two preceding years.

	The provision for income tax expense (benefit) for the three months ended March 31, 2008 is based upon the Company's anticipated annual effective tax rate and consists of the following (table in 000's):

                                           2008      2007
Provision for operations
  Currently payable (refundable):
    Federal                               $(144)    $(110)
    State                                    -         -
                                           (144)     (110)
  Deferred:
    Federal                                  -         -
    State                                    -         -
                                             -         -
  Total income tax provision (benefit)    $(144)    $(110)

	Income taxes payable, equal to $878,000 as of March 31, 2008, represents the amount due the United States Internal Revenue Service (the "Service") in settlement of litigation concluded during October 2000 regarding the Company's tax liability for taxable years 1980-88 and certain issues from taxable years 1989-91. During July 2004, the Service accepted the Company's Offer in Compromise (the "Offer") which requested a reduction in the amount payable with respect to such settlements and permission to pay the reduced obligation in installments. The Offer committed the Company to pay a total of $2,490,000 in satisfaction of the assessed federal income taxes and interest of approximately $4,800,000. A payment of $810,000 was made during October 2004 and the balance due is being paid in monthly installments over nine years as follows: (a) $18,230 per month for each of the forty-eight months beginning August 2004, and (b) $13,416 per month for each of the sixty months beginning August 2008. The total of the installments paid from inception through March 31, 2008 equals approximately $802,000. The approximate amounts due for the five years subsequent to March 31, 2008 are as follows: $180,000; $161,000; $161,000; $161,000 and
$161,000. The sum of the payments due during the twelve months subsequent to March 31, 2008 has been classified as a current liability and the balance of the payments due have been classified as a long-term liability. The Service does not impose interest on amounts payable pursuant to the Offer. The Company is permitted to receive refunds of prior tax overpayments and from the carryback of losses. Should the Company default in any of the terms of the Offer, the Service may initiate suit to impose one or more remedies available to it, including the reinstatement of the total amount previously assessed and/or impose interest.


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

	The following tables summarize the actual activity in the Company's asset retirement obligation liabilities for post-closure costs for the three months ended March 31, 2008 and 2007 (table in $000):
                                             2008        2007
      Asset retirement obligation
        liability, beginning of period      $ 8,797     $ 9,412
      Accretion expense                          84          91
      Obligations settled during
        the period                             (227)       (282)
      Other adjustments (discussed below)       (14)         22
      Asset retirement obligation
        liability, end of period              8,640       9,243
          Less: Current portion              (1,040)     (1,025)

          Long-term portion                 $ 7,600     $ 8,218

	The amount reported as current portion represents the estimate of the cost to be incurred during the subsequent twelve months.

	The Company's total and current portion of accrued post-closure costs by site as of March 31, 2008 and December 31, 2007 are as follows (table in $000's):

                                           March 31,    December 31,
                                             2008           2007
            Kinsley's landfill             $ 8,625        $ 8,780
            Mac landfill                        15             17
             Total                         $ 8,640        $ 8,797

            Kinsley's landfill             $ 1,025        $ 1,018
            Mac landfill                        15             17
            Current portion                $ 1,040        $ 1,035

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

	During July, 2007 the Company received notice from the NJDEP that it
has modified its approval of the re-grading plan.   Such modifications may
negatively impact the quantity of the fee producing materials the Company may accept for the re-grading project and increase the cost of utilizing such materials. The Company has challenged the NJDEP's modification to the re-grading plan and will present its objections before an administrative hearing in June 2008. The Company and NJDEP are attempting to resolve disputed issues prior to the administrative hearing.

Contingent Environmental Liabilities

	During November 2004, the Company along with fourteen other potentially responsible parties was named as respondents to an Unilateral Administrative Order issued by the United States Environmental Protection Agency ("EPA") regarding a site located in Carlstadt, New Jersey. The site is known as the Scientific Chemical Processing Superfund Site (the "SCP Site") and has been undergoing remediation pursuant to an Administrative Order issued by the EPA in 1990. The November 2004 Unilateral Administrative Order seeks contribution from the fifteen respondents, and a group of sixty nine other potentially responsible parties, toward the remediation of an area designated Operable Unit 2, estimated to cost $7.5 million, and reimbursement to the EPA of $2.0 million of alleged past oversight and administrative costs (see Part II, Item 1. Legal Proceedings). Each respondent is designated as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), and may be held liable for the cleanup of the SCP Site and costs the EPA has incurred with regard to the site. The Company ceased operations of a solvents recovery facility at the site in 1970 and had been named as a respondent to the Administrative Order issued regarding the SCP
Site in 1990. The Company, together with the property owner, have contributed cash and proceeds from insurance settlements toward the remediation of the SCP Site. Such contributions total $16.4 million through March 31, 2007, plus interest earned thereon, which the Company believes should satisfy the share of remediation costs which could be found attributable to the Company for the SCP Site.

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

NOTE 6 - LONG-TERM DEBT

	Long-term debt consists of the following as of March 31, 2008 and December 31, 2007 (table in $000's, except for monthly installment amounts):
                                              March 31,   December 31,
                                                2007          2006

Note payable to a finance company, due
  in monthly installments of $459,
  including interest at 7.99% per annum,
  to August 2009; secured by a vehicle
  carried at a net book value of $11        $  8          $  9

Note payable to a bank, due in monthly
  installments of $505, including
  interest at 7.75% per annum, to June
  2011; secured by a vehicle carried
  at a net book value of $19                  17            18

Total long-term debt                          25            27
    Less: Current portion                    (10)          (10)
Long-term portion                           $ 15          $ 17

	NOTE 7 - SEGMENT INFORMATION

	  The Company's continuing operations are grouped into three segments:
(a) operations which generate electricity from recovered methane gas, (b) operations which perform maintenance, remediation, closure, post-closure and related services on landfill sites, and (c) corporate and other. Corporate and other includes selling, general and administrative expenses not specifically allocable to the other segments. Corporate assets are represented primarily by cash and cash equivalents, marketable securities and real estate held for investment and sale. Financial information by segment for the three months ended March 31, 2008 and 2007 follows.

(table in $000's)          Electricity  Environmental Corporate
                           Generation     Services    and Other   Total

2008
  Gross operating revenues    $  159       $  219     $    -    $   378
  Eliminations (a)                -          (219)         -       (219)
  Net operating revenues         159           -           -        159
  Depreciation expense            12           11           1        24
  Income (loss)
    from operations (b)           51         (129)       (467)     (545)
  Capital expenditures            -            13           1        14

2007
  Gross operating revenues    $  133       $  272      $   -    $   405
  Eliminations (a)                -          (272)         -       (272)
  Net operating revenues         133           -           -        133
  Depreciation expense             2            5           4        11
  Income (loss)
    from operations (b)           44          (65)       (419)     (440)
  Capital expenditures            -             3          -          3

	(a) Eliminations include intercompany sales, billings to the Kinsley's Escrow and fees received in conjunction with the Kinsley's Landfill re-grading project.

      (b) Income (loss) from operations of the Environmental Services segment includes accretion expense of $84,000 and $91,000 for 2008 and 2007, respectively.


NOTE 8 - LEGAL PROCEEDINGS

	See Part II, Item 1. Legal Proceedings of this Form 10-Q for a discussion of recent developments with respect to the Company's legal matters.

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

Discussion of Critical Accounting Policies

	For a discussion of the Company's critical accounting policies, see the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

Results of Operations

Results for the three months ended March 31, 2008 and 2007

	Consolidated net operating revenues were $159,000 for the three months ended March 31, 2008, an increase of $26,000 or 20%, compared to $133,000 reported for the period ended in 2007. Consolidated operating revenues by business segment for the three months ended March 31, 2008 and 2007 were as follows (table in $000):

                                        2008       2007

          Environmental Svcs.         $  219     $  272
          Electricity Generation         159        133
          Subtotal                       378        405
          Eliminations                  (219)      (272)
          Net Operating Revenues      $  159     $  133

	The environmental services segment provides construction, remedial and maintenance services at landfills, commercial and industrial sites, and manages methane gas recovery operations. The environmental services segment reported $219,000 of gross operating revenues for the period in 2008 (prior to eliminations) compared to $272,000 for the period in 2007.

	The Company's environmental services segment performs post-closure activities on landfills previously operated by the Company's subsidiaries. Post-closure work performed on a landfill owned by the Company, the Kinsley's Landfill, is submitted for reimbursement to a restricted escrow account established to finance the post-closure activities at the site (the "Kinsley's Escrow") (see Notes 3 and 5 to the Company's Consolidated Financial Statements). The Company billed the Kinsley's Escrow approximately $217,000 and $258,000 for post-closure maintenance performed during the three months ended March 31, 2008 and 2007, respectively. The Company is also re-grading a section of the Kinsley's Landfill in accordance with a plan approved by the New Jersey Department of Environmental Protection ("NJDEP"). The re-grading plan calls for the use of both recycled and non-recycled materials to fill and re-contour the areas of the mound containing depressions. The Company receives a fee to accept certain of the recycled materials. The costs incurred for re-grading activities shall be paid from such fees. However, costs incurred for re-grading activities in excess of such fees, if any, will be submitted to NJDEP for reimbursement from the Kinsley's Escrow. The Company intends to utilize recycled materials to the fullest extent possible in order to minimize the amount of re-grading costs paid from the Kinsley's Escrow, if any. The Company competes with certain landfills and development projects for the revenue producing materials on the basis of the fee imposed for accepting the materials and transportation cost, and must obtain NJDEP approval prior to utilizing material from a new source. The gross revenue reported for the environmental services segment for the period in 2007 includes $12,000 from such fees (see Note 5).

	The decline in the revenue associated with the recycled material is due to competition for such materials from a nearby re-development project and delays in the receipt of approvals of materials from the NJDEP. In addition, during July, 2007 the Company received notice from the NJDEP that it has modified its approval of the re-grading plan. Such competition and modifications may continue to negatively impact the quantity of the fee producing materials the Company may accept for the re-grading project and increase the cost of utilizing such materials. The Company has challenged the NJDEP's modification to the re-grading plan, and will present its objections before an administrative hearing in June, 2008. The Company and NJDEP are attempting to resolve disputed issues prior to the administrative hearing.

	Billings to the Kinsley's Escrow and for services provided to members of the consolidated group, and the fees received in conjunction with the re-grading project, are eliminated in the calculation of net operating revenue. The Company is continuing its efforts to expand the customer base of the environmental services segment to additional entities beyond the consolidated group.

	Revenues from the segment that generates electricity using methane gas as fuel were approximately $159,000 and $133,000 for the three months ended March 31, 2008 and 2007, respectively. Methane gas is a component of the gas generated by landfills. The electricity generating facility is located at the Kinsley's Landfill and consists of four trailer mounted diesel engine/electricity generator units ("Gen-set(s)") each capable of generating approximately 11,000 kilowatt hours ("kWh") per day when operating at 85% capacity. Three of the four Gen-sets were operational during the period in 2008 and 2007. Repairs to the fourth Gen-set have been deferred. Electricity generated is sold pursuant to a contract with a local utility. Revenues are a function of the number of kWh sold, the rate received per kWh and capacity payments. The Company sold 1.86 million kWh during the three months ended March 31, 2008 compared to 2.14 million kWh sold in the period of the prior year. The average combined rate (kWh and capacity payments) received per kWh for the three months ended March 31, 2008 and 2007 equaled $.0858 and $.0621, respectively. Engineering studies indicate that the quantity of gas generated by the landfill is declining but project sufficient landfill gas to continue the operation of three of the existing Gen-sets through 2011 and two of the existing Gen-sets for the period of 2012 through 2017. Elements of the landfill gas are more corrosive to the equipment than traditional fuels, resulting in more off-line hours dedicated to repair and maintenance than with equipment utilizing traditional fuels.

Cost of Operations

	Consolidated direct operating costs for the three months ended March 31, 2008 were $103,000, an increase of $33,000 or 47% when compared to $70,000 reported for the period in 2007. All the direct operating costs related to the environmental services segment for the period in 2008 and 2007 were incurred for the intercompany transactions described above and eliminated in consolidation. Therefore, the direct operating costs reported for the period in 2008 and 2007 were attributable to the electricity generating segment. The increase in operating costs is primarily attributable to repairs made to one Gen-set beyond routine repairs and maintenance.

	Consolidated selling, general and administrative expenses for the three months ended March 31, 2008 and 2007 were $518,000 and $417,000, respectively. Components of selling, general and administrative expenses for the three months ended March 31, 2008 and 2007 were as follows (table in $000):

                                         2008       2007
Legal expenses                         $  155     $  125
Other professional fees                    53         43
Non-operating subsidiary expenses          10         10
All other administrative expenses         300        239
  Total                                $  518     $  417

	Legal expenses reported for the period in 2008 and 2007 include approximately $101,000 and $109,000, respectively, of fees for matters related to the Company's landfills or the remediation of sites to which the Company has been named as a potentially responsible party ("PRP") or potential PRP. Such fees in the periods for both 2008 and 2007 were primarily attributable to matters related to the Kin-Buc Landfill, the SCP Site and the Berry's Creek Study Area which are discussed below. Other professional fees include fees due to accountants, engineers, consultants and directors. The increase in other professional fees for the period in 2008 is due in part to services associated with documentation and evaluation of the Company's financial reporting controls as required pursuant to the Sarbanes-Oxley Act of 2002. The operating costs of the non-operating subsidiaries, consisting primarily of insurance premiums, franchise, corporate and real estate taxes, aggregated approximately $10,000 for the period in both 2008 and 2007. All other administrative expenses increased $61,000 to $300,000 for the period in 2008 from $239,000 for the period in 2007. This increase was primarily attributable to the cost of employee benefits, state franchise taxes and general operating expenses. Professional fees and administrative costs also continue to be incurred in regard to the Company's business development and asset divestiture efforts (see Liquidity and Capital Resources below). The Company also incurs legal and other professional fees, and administrative expenses, during the course of evaluating businesses for possible acquisition.

	Consolidated accretion expense recognized on the Company's asset retirement obligation for landfill post-closure costs was $84,000 and $91,000 for the three months ended March 31, 2008 and 2007, respectively.

Operating Loss

	The Company's consolidated operating loss for the three months ended March 31, 2008 increased to $545,000 from a loss of $445,000 reported for the period in 2007.

Other Income (Expense)

	Consolidated investment income was $35,000 for the three months ended March 31, 2008 versus $36,000 reported for the period in 2007.

	Consolidated investment income earned on the restricted escrow accounts dedicated to the funding of the Company's landfill post-closure costs was $77,000 for the three months ended March 31, in both 2008 and 2007.

	Consolidated interest expense was $1,000 for the three months ended March 31, in both 2008 and 2007.

	Consolidated rental income, net of related expenses, was $6,000 and $1,000 for the three months ended March 31, 2008 and 2007, respectively. Income included in this category consists of royalty payments, reported net of commission, received from the lessee of certain of the Company's real property situated beneath the lessee's landfill and income earned from the rental of certain of the Company's property.

	Proceeds from insurance claims of $2,000 reported for the three months ended March 31, 2008 represents proceeds received from claims filed against certain of the Company's insolvent excess insurance carriers. See
"Liquidity and Capital Resources - Insurance Claims for Past Remediation Costs" for further discussion of this issue.

	Consolidated net miscellaneous income for the three months ended March 31, 2008 and 2007 was $2,000 and $1,000, respectively.

Loss before Income Tax Benefit

	The consolidated loss before income tax benefit was $424,000 for the three months ended March 31, 2008, compared to a loss of $331,000 for the period in 2007.

Income Tax Benefit

	The provision for federal and state income tax benefit for the three months ended March 31, 2008 and 2007 equaled $144,000 and $110,000, respectively. The Company recognized federal income tax benefit for the periods due to its ability to carry-back net operating losses to 2006 and 2005, respectively, for credit against federal income taxes paid with respect to such years.

Net Income (Loss)

	Net loss for the three months ended March 31, 2008 was $280,000 or $.09 per share, compared to a net loss of $221,000 or $.07 per share, for the three months ended March 31, 2007.

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

Statement of Cash Flow

	Net cash used in operating activities for the three months ended March 31, 2008 was $210,000 versus a use of $421,000 reported for the period in 2007. The primary sources of cash from operating activities for the period in both 2008 and 2007 was cash received from customers of $143,000 and $111,000, respectively. The primary use of cash from operating activities for the period in both 2008 and 2007 were payments totaling $182,000 and $386,000, respectively, made to suppliers and employees. A significant use of cash in operating activities for the period in both 2008 and 2007 were installments totaling $55,000 paid pursuant to the Company's Offer in Compromise discussed below. The payments made in 2008 are reported net of income tax refunds received in the period of $49,000. Payments of landfill post-closure costs related to the Kinsley's Landfill and the Mac Landfill were $208,000 and $211,000 for the period in 2008 and 2007, respectively.
The payments made in 2007 are reported net of reimbursements of $84,000 received from the Kinsley Escrow. Certain post-closure maintenance costs of the Kinsley's Landfill are initially paid by the Company, such as personnel costs and other necessary materials or services for which credit terms are limited. The Company seeks reimbursement for such payments from the restricted escrow accounts dedicated to fund the post-closure costs of the Kinsley's Landfill. Post-closure costs of the Mac Landfill are funded from the Company's general funds, and equaled $2,000 for the period in both 2008 and 2007. See "Post-Closure Costs" below for further discussion of the Company's landfill post-closure cost obligations.

	Net cash flow used in investing activities equaled $32,000 for the period in 2008. The Company re-invested all proceeds from maturing investments during the period since it held sufficient funds in the form of cash and cash equivalents to meet cash requirements in the period for operating and financing activities. Net cash provided by investing activities of $1,887,000 was reported for the period for 2007. Funds provided by investing activities for the period in 2007 were primarily utilized to fund operating activities. Financing activities used $2,000 and $4,000 of cash for the period in 2008 and 2007, respectively, for payment of vehicle financing.

	As a result of these activities, funds held by the Company in the form of cash and cash equivalents decreased $244,000 for the three months ended March 31, 2008 from December 31, 2007, versus an increase of $1,462,000 in cash and cash equivalents reported for the period in the prior year. The sum of cash, cash equivalents and marketable securities as of March 31, 2008 decreased to $4,009,000 from $4,228,000 reported as of December 31, 2007.

	Working capital equaled $3,659,000 and $4,184,000 as of March 31, 2008 and December 31, 2007, respectively, and the ratio of current assets to current liabilities was 2.8 to 1 as of March 31, 2008 versus 3.3 to 1 as of December 31, 2007.

Taxes

	As of March 31, 2008, the Company owes the United States Internal Revenue Service (the "Service") $878,000 for income taxes pertaining to taxable years 1980-88 and certain issues from taxable years 1989-91. This amount is payable in installments pursuant to the Offer in Compromise (the "Offer") proposed by the Company and accepted by the Service during July 2004. The Offer committed the Company to pay a total of $2,490,000 in satisfaction of the assessed federal income taxes and interest of approximately $4,800,000. A payment of $810,000 was made during October 2004 and the balance due is being paid in monthly installments over nine years as follows: (a) $18,230 per month for each of the forty-eight months beginning August 2004, and (b) $13,416 per month for each of the sixty months beginning August 2008. The total of the installments paid from inception through March 31, 2008 equals approximately $802,000. The approximate amounts due for the five years subsequent to March 31, 2008 are as follows: $180,000; $161,000; $161,000; $161,000 and $161,000. The
Service does not impose interest on amounts payable pursuant to the Offer. The Company is permitted to receive refunds of prior tax overpayments and from the carry-back of losses. Should the Company default in any of the terms of the Offer, the Service may initiate suit to impose one or more remedies available to it, including the reinstatement of the total amount previously assessed and/or impose interest.

Post-Closure Costs

	As of March 31, 2008, the Company has accrued approximately $8.6 million for its estimated share of post-closure costs related to two of the Company's former landfill operations; the Kinsley's Landfill and Mac Landfill. Approximately $7.7 million is held in a restricted escrow account to provide funding of the post-closure costs of the Kinsley's Landfill (see Note 3 to the Company's Consolidated Financial Statements). All disbursements from such escrow must be approved by the NJDEP. The timing of future approvals of outstanding reimbursement requests is uncertain. See Note 5 to the Company's Consolidated Financial Statements for further discussion of the Company's landfill post-closure cost obligations.

Contingent Environment Liabilities

	During November 2004, the Company along with fourteen other potentially responsible parties were named as respondents to an Unilateral
Administrative Order issued by the United States Environmental Protection Agency ("EPA")regarding the Scientific Chemical Processing Superfund Site
(the "SCP Site") located in Carlstadt, New Jersey, which has been undergoing remediation pursuant to Unilateral Administrative Order issued in 1990. The November 2004 Unilateral Administrative Order seeks contribution toward the remediation of an area designated Operable Unit 2, estimated to cost $7.5 million, and $2.0 million of past oversight and administrative costs, from the fifteen respondents and a group of sixty nine other potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). The Company ceased operations of a solvents recovery facility at the site in 1970. The Company, together with the property owner, have contributed cash and proceeds from insurance settlements toward the remediation of the SCP Site. Such contributions total $16.4 million through March 31, 2008, plus interest earned thereon, which the Company believes should satisfy the share of remediation costs which could be found attributable to the Company for the SCP Site and any contamination or damage caused offsite. During October 2007 the Company filed a motion in a previously reported action requesting the Court to compel the group of potentially responsible parties controlling the remediation of the SCP Site to provide the Company with an accounting of the use of the $16.4 million contributed by the Company toward the remediation of the SCP Site. The motion was denied by the Court during January 2008, and in response the Company filed an appeal of the Court's decision. The Company awaits a decision on its appeal.

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

	On December 10, 2007 the Township's Mayor and Town Council approved a resolution designating an area, including approximately 342 acres of the Company's property, and the 60 acres sold pursuant to the BWF contract, as an area in need of redevelopment in accordance with New Jersey Statute 40A:12A-5. This action follows the Township's Planning Board's August 8, 2007 approval of the study prepared by the Township's planner entitled
"Five Points Study Area, Preliminary Investigation: Determination of an
Area in Need of Redevelopment" (the "Five Points Study"). The Five Points Study concluded that the subject area (the "Five Points Study Area") should be designated a redevelopment area pursuant to the New Jersey Local Housing and Redevelopment Law. During September 2007, two subsidiaries of
Transtech commenced litigation entitled Kinsley's Landfill, Inc., and Birchcrest, Inc. v. Planning Board of the Township of Deptford (No. L-001536-07) in the Superior Court of New Jersey, Law Division, Gloucester County. During December 2007, the complaint was amended to include The Township of Deptford, Benderson Properties, Inc. and certain of its affiliates as defendants. The suit seeks, among other remedies, to reverse and set aside the Township's Planning Board approval of the 2007 study prepared by the Township's planner. See Part II, Item 1. Legal
Proceedings, Five Points Redevelopment Zone, for a discussion of this matter.

	The Company is pursuing the disposition of its remaining property through the sale of individual parcels and/or groups of parcels. The Company is unable to determine when sale(s) of the remaining parcels will ultimately be consummated and proceeds received given the location of the properties, access issues and the location of wetlands on certain portions of the property.

	The Company's wholly owned subsidiary, Filcrest Realty, Inc. owns approximately 53 acres of undeveloped property in Edison Township, N.J. Edison Township has begun condemnation proceedings in order to install a shoreline walkway on certain Filcrest Realty, Inc. lots situated along the Raritan River. See Part II, Item 1. Legal Proceedings, Edison Township Property, for a discussion of this matter.

Insurance Claims for Past Remediation Costs

	In February 2002, the Company consummated an October 2001 settlement of litigation it had commenced in 1995 against its excess insurers who provided coverage during the period of 1965 through 1986 (the "Lloyds Suit"). Many of the non-settling insurance companies are insolvent, however the estates of some of these insolvent companies have sufficient assets to make a partial contribution toward claims filed by the Company. During the quarter ended March 31, 2008, the Company received $2,000 of proceeds related to claims filed against the estates of insolvent insurers. As of March 31, 2008, the Company has resolved claims against its excess insurers representing approximately 98% of the value assigned to the coverage provided under the policies that were the subject of the Lloyds Suit. The October 2001 Settlement Agreement, released and terminated all rights, obligations and liabilities of the settling excess insurers and the Company with respect to the subject insurance policies. The Company had previously reached settlement of claims made against the majority of its primary insurers for the period of 1965 through 1986 as well, agreeing to forego future claims against the policies in conjunction with the settlements.

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

          Not Applicable.

Item 4.   CONTROLS AND PROCEDURES

          Not Applicable.


Item 4T.  CONTROLS AND PROCEDURES

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

SCA & SC Holdings, Inc.

	In conjunction with the 1997 settlement of the litigation related to the Kin-Buc Landfill previously disclosed, the Company agreed to allow SCA to claim against a portion of the proceeds, arising from its lawsuit against its excess insurance carriers, discussed above. The maximum amount which could be found to be payable to SCA from the Lloyds Suit settlement proceeds, $3.5 million, was placed directly into escrow until the amount of such obligation is determined in accordance with the terms of the 1997 settlement. A calculation of the amount due pursuant to the 1997 Agreement was presented to SCA during March 2002. SCA subsequently notified the Company of its objection to values utilized in that calculation, contending it was owed $3.5 million. Unable to resolve the disputed issues, during August 2002 the Company and SCA submitted the dispute regarding the amount due to binding arbitration for resolution in accordance with the terms of the 1997 Agreement. On February 6, 2004 the arbitrator issued the final of three conflicting rulings, finding in favor of SCA awarding it $3.5 million.

	The Company commenced an action during February 2004 to either vacate or modify the arbitrator's award in the existing case in the United States District Court for the District of New Jersey under which claims related to the 1997 Agreement had been addressed. The arbitrator's ruling was affirmed by the District Court on October 28, 2005. In December, 2005 the Company filed an appeal of the District Court's ruling with the United States Court of Appeals for the Third Circuit (No. 05-5246), and oral arguments were made before the Court during January 2008. The Court rendered its decision on March 24, 2008 affirming the District Court's decision. The Company filed an appeal of this decision on April 9, 2008 and awaits a decision on its appeal.

	The $3.5 million, plus accumulated interest, held in escrow is not reflected on the Company's financial statements; therefore the Court's decision will not adversely impact the Company's financial statements. The Company will recognize income equal to the amount of the escrow remaining after payment of amounts due SCA, if any, in the period such funds are released from escrow.

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

Edison Township Property

      The Company's wholly owned subsidiary, Filcrest Realty, Inc. owns approximately 53 acres of undeveloped property in Edison Township, N.J. Edison Township has requested that Filcrest Realty, Inc. grant it an easement on a portion of this property to install a shoreline walkway on certain lots situated along the Raritan River. The Company denied the Township's request believing the structure and location proposed by the Township will adversely impact the value of that tract which totals approximately 15 acres. This property was included in the area remediated pursuant to Administrative Orders issued by the EPA (see discussion of Contingent Environmental Liabilities in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Operations, Liquidity). The Company offered to sell the 15 acres to the Township. The Township conveyed an appraisal setting the value of the easement at $15,000 which the Company regards as too low. During April 2008 the Township of Edison brought suit against the Company in the Superior Court of New Jersey entitled Township of Edison v. Filcrest Realty, Inc. (No. MID-L-02173-08) to commence condemnation proceeding on the 0.48 acres for which the easement is sought. The Company intends to challenge and defend its interests.

Other

	No material developments have occurred with respect to the other litigation, or the other pending legal proceedings involving the Company, subsequent to that reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. Reference is made thereto for a description of such litigation and to the discussion contained in Part I,
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of this Form 10-Q.

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


Item 1A.	RISK FACTORS

		 Not applicable.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

		 None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

		 None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

		 None.

Item 5.	OTHER INFORMATION

		 None.

Item 6.  EXHIBITS

Exhibit 31(a)   	Certification Pursuant to Rules 13a-14(a) and 15d-
14(a) of the Securities Exchange Act of 1934 and
Section 302 of the Sarbanes-Oxley Act of 2002 by Chief
Executive Officer

Exhibit 31(b)   	Certification Pursuant to Rules 13a-14(a) and 15d-
14(a) of the Securities Exchange Act of 1934 and
Section 302 of the Sarbanes-Oxley Act of 2002 by Chief
Financial Officer

Exhibit 32(a)   	Certification Pursuant to 18 U.S.C. Section 1350, as
Adopted Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002 by Chief Executive Officer

Exhibit 32(b)   	Certification Pursuant to 18 U.S.C. Section 1350,as
Adopted Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002 by Chief Financial Officer

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                           SIGNATURES

	In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  May 15, 2008          By:  /s/ Robert V. Silva
                                  Robert V. Silva, President
                                  and Chief Executive Officer
                                 (Principal Executive Officer)

                                              and


Date:  May 15, 2008          By:  /s/ Andrew J. Mayer, Jr.
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary
                                 (Principal Financial and
                                  Accounting Officer)