Form 10-Q
period 2008-06-30
TRANSTECH INDUSTRIES INC
filed 2008-08-14
CIK 87799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2008

                              OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 13, 2008, 2,979,190 shares of common stock, $.50 par value, were outstanding. In addition, at such date, the issuer held 1,885,750 shares of common stock, $.50 par value, in treasury.

                                              Page 1 of 49 pages
TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

                            I N D E X
                                                          Page(s)
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Financial Statements for the
           periods ending June 30, 2008 and 2007 are unaudited):

         Consolidated Balance Sheets as of June 30,
           2008 and December 31, 2007                       3 -  4
         Consolidated Statements of Operations and
           Comprehensive Loss for the Six Months
           Ended June 30, 2008 and 2007                          5
         Consolidated Statements of Operations and
           Comprehensive Loss for the Three Months
           Ended June 30, 2008 and 2007                          6
         Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2008 and 2007          7 -  8
         Notes to Consolidated Financial Statements         9 - 20

 Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations   21 - 37

Item 3.  Quantitative and Qualitation Disclosures
           About Market Risk                                    38

Item 4.  Controls and Procedures                                38

Item 4T. Controls and Procedures                                38

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                 39 - 42

Item 1A. Risk Factors                                           42

Item 2.  Unregistered Sales of Equity Securities
           and Use of Proceeds                                  42

Item 3.  Defaults Upon Senior Securities                        42

Item 4.  Submission of Matters to a Vote of
            Security Holders                                    42

Item 5.  Other Information                                      42

Item 6.  Exhibits                                               42

SIGNATURES                                                      43

EXHIBITS                                                   44 - 49

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)

                             ASSETS

                                         June 30,     December 31,
                                           2008           2007
                                        (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents               $   699         $   961
  Marketable securities                     2,709           3,267
  Accounts receivable - trade                  72              44
  Refundable income taxes                     625             484
  Prepaid expenses and other                   45             237
  Restricted escrow account for
    post-closure costs                      1,031           1,018

      Total current assets                  5,181           6,011

PROPERTY, PLANT AND EQUIPMENT
  Land                                      1,067           1,067
  Buildings and improvements                  596             595
  Machinery and equipment                   3,339           3,336
      Total gross assets                    5,002           4,998
  Less accumulated depreciation             3,031           2,999
      Net property, plant and
        equipment                           1,971           1,999

OTHER ASSETS
  Restricted escrow account for
    post-closure costs                      6,381           6,355
  Other                                       138             150

      Total other assets                    6,519           6,505

TOTAL ASSETS                              $13,671         $14,515






See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

               CONSOLIDATED BALANCE SHEETS, Cont'd
                           (In $000's)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                          June 30,    December 31,
                                            2008          2007
                                        (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt       $    10         $    10
  Accounts payable                            369             179
  Current portion of income taxes
    payable	                              166             195
  Accrued income taxes                         19               4
  Accrued professional fees                   352             358
  Accrued miscellaneous liabilities            47              46
  Current portion of accrued post-
    closure costs                           1,043           1,035

      Total current liabilities             2,006           1,827

LONG TERM LIABILITIES
  Long-term debt                               12              17
  Income taxes payable                        657             738
  Accrued post-closure costs                7,444           7,762

      Total long term liabilities           8,113           8,517
TOTAL LIABILITIES                          10,119          10,344

STOCKHOLDERS' EQUITY
  Common stock, $.50 par value,
    10,000,000 shares authorized,
    4,864,940 shares issued                 2,432           2,432
  Additional paid-in capital                1,450           1,450
  Retained earnings                        10,395          11,005
  Accumulated other comprehensive
    income                                    289             298
      Subtotal                             14,566          15,185
  Treasury stock, at cost - 1,885,750
    shares                                (11,014)        (11,014)

      Total stockholders' equity            3,552           4,171

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                    $13,671         $14,515


See Notes to Consolidated Financial Statements

TRANSTECH INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION, Cont'd

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
LOSS
(In $000's, except per share data)
(Unaudited)
                                            For the Six Months Ended
                                                      June 30,
                                                 2008        2007

NET OPERATING REVENUE                          $  372      $  211

COST OF OPERATIONS
  Direct operating costs                         (221)       (153)
  Selling, general and administrative
    expenses                                   (1,028)       (867)
  Accretion expense                              (168)       (183)
    Total cost of operations                   (1,417)     (1,203)

GAIN ON SALE OF EQUIPMENT                           1          -

LOSS FROM OPERATIONS                           (1,044)       (992)

OTHER INCOME (EXPENSE)
  Investment income                                55         102
  Investment income on restricted
    escrow account                                172         144
  Interest expense                                 (1)         (2)
  Rental income                                    13           6
  Proceeds from insurance claims                    2          -
  Miscellaneous income, net of
    miscellaneous expenses                         18          -
    Total other income                            259         250

LOSS BEFORE INCOME TAX BENEFIT                   (785)       (742)

  Income tax benefit                             (175)       (256)

NET LOSS                                       $ (610)     $ (486)

NET LOSS PER COMMON SHARE                      $ (.20)     $ (.16)

 NUMBER OF SHARES USED IN CALCULATION         2,979,190   2,979,190
____________________________________________________________________
COMPREHENSIVE LOSS:
NET LOSS                                       $ (610)     $ (486)
  Change in unrealized gain (loss),
    net of  tax                                    (9)        (33)
NET COMPREHENSIVE LOSS                         $ (619)     $ (519)

See Notes to Consolidated Financial Statements

TRANSTECH INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION, Cont'd

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
LOSS
(In $000's, except per share data)
(Unaudited)
                                          For the Three Months Ended
                                                     June 30,
                                                 2008        2007

NET OPERATING REVENUE                          $  213      $   78

COST OF OPERATIONS
  Direct operating costs                         (118)        (83)
  Selling, general and administrative
    expenses                                     (510)       (450)
  Accretion expense                               (84)        (92)
    Total cost of operations                     (712)       (625)

LOSS FROM OPERATIONS                             (499)       (547)

OTHER INCOME (EXPENSE)
  Investment income                                20          66
  Investment income on restricted
    escrow account                                 95          67
  Interest expense                                 -           (1)
  Rental income                                     7           5
  Miscellaneous income, net of
    miscellaneous expenses                         16          (1)
    Total other income                            138         136

LOSS BEFORE INCOME TAX BENEFIT                   (361)       (411)

  Income tax benefit                              (31)       (146)

NET LOSS                                       $ (330)     $ (265)

NET LOSS PER COMMON SHARE                      $ (.11)     $ (.09)

 NUMBER OF SHARES USED IN CALCULATION         2,979,190   2,979,190
____________________________________________________________________
COMPREHENSIVE LOSS:
NET LOSS                                       $ (330)     $ (265)
  Change in unrealized gain (loss),
    net of  tax                                  (243)       (104)
NET COMPREHENSIVE LOSS                         $ (573)     $ (369)

See Notes to Consolidated Financial Statements

                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

                PART I - FINANCIAL INFORMATION, Cont'd

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In $000's)
                              (Unaudited)

                                            For the Six months Ended
                                                     June 30,
                                                 2008        2007
NET DECREASE IN CASH AND CASH
EQUIVALENTS:

  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers              $   345     $   219
    Cash paid to suppliers and employees         (822)     (1,082)
    Interest and dividends received                55         102
    Other income received                          33           6
    Interest paid                                  (1)         (2)
    Income taxes paid, net of refunds             (61)       (109)
    Payment of post-closure costs,  net of
        proceeds from the restricted escrow
        of $116 and $84, respectively            (343)       (440)
    Net cash used in operating activities        (794)     (1,306)

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturity of
        marketable securities                   3,760       5,528
    Purchase of marketable securities          (3,204)     (4,962)
    Proceeds from sale of equipment                 1          16
    Purchase of plant and equipment               (20)        (76)
    Net cash from investing activities            537         506

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on vehicle financing        (5)         (8)
      Net cash used in financing
        activities                                 (5)         (8)

NET DECREASE IN CASH
    AND CASH EQUIVALENTS                         (262)       (808)
CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE YEAR                                   961       1,601
CASH AND CASH EQUIVALENTS AT END OF
    THE QUARTER                               $   699     $   793

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                           (In $000's)
                           (Unaudited)

                                            For the Six Months Ended
                                                      June 30,
                                                 2008        2007
RECONCILIATION OF NET LOSS TO NET CASH
USED IN OPERATING ACTIVITIES:

NET LOSS                                      $  (610)    $  (486)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:

  Depreciation                                     48          42
  Gain on sale of equipment                        (1)         -
  Accretion expense                               168         183
  Earnings on restricted escrow account          (172)       (144)
 (Increase) decrease in assets:
    Accounts receivable, net                      (28)          8
    Refundable income taxes                      (141)       (256)
    Prepaid expenses and other                    192         (75)
    Deposits                                       12         (49)
  Increase (decrease) in liabilities:
    Accounts payable and accrued
      miscellaneous liabilities                   197          31
    Income taxes payable                         (110)       (109)
    Accrued professional fees                      (6)        (11)
    Accrued post-closure costs, net of
      proceeds from the restricted escrow
      of $116 and $84, respectively              (343)       (440)

NET CASH USED IN OPERATING ACTIVITIES         $  (794)    $(1,306)





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

	The Company sells the electricity it generates to a local utility. Such sales account for 100% of the Company's Net Operating Revenues for the six month periods ended June 30, 2008 and 2007, and represented 100% of the Company's Accounts Receivable - Trade as of June 30, 2008 and December 31, 2007.
	Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" (SFAS 157), as it applies to its financial instruments, and Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (SFAS 159).

	SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. In February 2008, the FASB decided to allow a one-year deferral of adoption of SFAS 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value. The Company has elected this one-year deferral. SFAS 157 enables the reader of the financial statements to assess the inputs used to determine the fair value of an asset or liability by establishing a hierarchy for ranking the quality
and reliability of such inputs.    Level 1 inputs include quoted market
prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data. SFAS 157 requires the utilization of the lowest possible level of input to determine fair value. The adoption of this statement did not have any material impact on the Company's consolidated results of operations and financial condition.

	The following table provides information on the assets measured at fair value on a recurring basis (table in $000):

                       Carrying Amount
                       in Consolidated    Fair Value Measurements Using
                        Balance Sheets
                        June 30, 2008     Level 1    Level 2    Level 3

Marketable securities      $ 2,709         $ 2,709       -          -
Restricted escrow account
  for post-closure costs   $ 7,412         $ 7,412       -          -

	SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. If the fair value option is elected, unrealized gains and unrealized losses will be recognized in earnings at each subsequent reporting date. The Company did not elect the fair value option to measure certain financial instruments.


NOTE 2 - MARKETABLE SECURITIES

	At June 30, 2008, the Company's marketable securities consisted primarily of U. S. Treasury bills classified as available-for-sale and are carried at their fair value of $2,709,000, with a cost of $2,710,000 and gross unrealized losses of $1,000. At December 31, 2007, the Company's marketable securities consisted primarily of U.S. Treasury bills classified as available-for-sale and are carried at their fair value of $3,267,000 with a cost of $3,266,000 and gross unrealized gains of $1,000. The unrealized gains and losses related to the Company's marketable securities are included in stockholders' equity, net of income tax (stockholders' equity also includes net unrealized gains related to the restricted escrow accounts discussed in Note 3). Proceeds from the maturity of marketable securities for the six months ended June 30, 2008 and 2007 were $3,760,000 and $5,528,000, respectively. No marketable securities were sold prior to their maturity during the period in either 2008 or 2007.

NOTE 3 - RESTRICTED ESCROW ACCOUNTS FOR POST-CLOSURE COSTS

       At June 30, 2008 and December 31, 2007 the Company held $7,412,000 and $7,373,000, respectively, in a restricted escrow account which is to be used to fund post-closure costs at Kinsley's Landfill (the "Kinsley's Landfill"). The escrow fund is legally restricted for purposes of settling closure and post-closure costs, and was established to provide financial assurance through the deposit of a portion of the tipping fee charged when the landfill was operating. All disbursements from the restricted escrow account must be approved by the New Jersey Department of Environmental Protection. The balance of funds, if any, remaining after the end of the post-closure activities will revert to the State of New Jersey. The escrow for post-closure costs primarily consists of U.S. Treasury Notes and government backed debt securities. At June 30, 2008 the securities are carried at their fair value of $7,412,000, with a cost of $7,122,000 and gross unrealized gains of $297,000 and gross unrealized losses of $7,000.
At December 31, 2007 the securities had a fair market value of $7,373,000, with a cost of $7,076,000, gross unrealized gains of $302,000 and gross unrealized losses of $5,000. The net unrealized gains and losses are included in stockholder's equity for the respective periods (stockholders' equity also includes net unrealized gains related to the Company's marketable securities discussed in Note 2). The portion of the restricted escrow funds reported as current equals the current portion of accrued post-closure costs related to the Kinsley's Landfill (see Note 5).

NOTE 4 - INCOME TAXES

	The Company recognized a federal income tax benefit for the six months ended June 30, 2008 and 2007 due to its ability to carry-back net operating losses to 2006 and 2005, respectively, for credit against federal income taxes paid with respect to such year. Federal tax laws limit the carry-back of losses to two preceding years.

	The provision for income tax expense (benefit) for the six months ended June 30, 2008 and 2007 consists of the following (table in 000's):

                                           2008      2007
Provision for operations
  Currently payable (refundable):
    Federal                               $(190)    $(256)
    State                                    15        -
                                           (175)     (256)
  Deferred:
    Federal                                  -         -
    State                                    -         -
                                             -         -
  Total income tax provision (benefit)    $(175)    $(256)

	The Company's federal income tax benefit for 2008 is limited to the amount of federal income paid for 2006, approximately $381,000. The Company has recognized 50% of the maximum benefit for the six months ended June 30, 2008, which is less than the amount of benefit that would be recognized applying the Company's anticipated annual effective tax rate.

	Income taxes payable, equal to $823,000 as of June 30, 2008, represents the amount due the United States Internal Revenue Service (the "Service") in settlement of litigation concluded during October 2000 regarding the Company's tax liability for taxable years 1980-88 and certain issues from taxable years 1989-91. During July 2004, the Service accepted the Company's Offer in Compromise (the "Offer") which requested a reduction in the amount payable with respect to such settlements and permission to pay the reduced obligation in installments. The Offer committed the Company to pay a total of $2,490,000 in satisfaction of the assessed federal income taxes and interest of approximately $4,800,000. A payment of $810,000 was made during October 2004 and the balance due is being paid in monthly installments over nine years as follows: (a) $18,230 per month for each of the forty-eight months beginning August 2004, and (b) $13,416 per month for each of the sixty months beginning August 2008. The total of the installments paid from inception through June 30, 2008 equals approximately $857,000. The approximate amounts due for the five years subsequent to June 30, 2008 are as follows: $166,000 for the year ending June 30, 2009, and $161,000 for each of the subsequent four years. The sum of the payments due during the twelve months subsequent to June 30, 2008 has been classified as a current liability and the balance of the payments due have been classified as a long-term liability. The Service does not impose interest on amounts payable pursuant to the Offer. The Company is permitted to receive refunds of prior tax overpayments and from the carry-back of losses. Should the Company default in any of the terms of the Offer, the Service may initiate suit to impose one or more remedies available to it, including the reinstatement of the total amount previously assessed and/or impose interest.


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

	The following tables summarize the actual activity in the Company's asset retirement obligation liabilities for post-closure costs for the six months ended June 30, 2008 and 2007 (table in $000):
                                             2008        2007
      Asset retirement obligation liability:
      Accrued post-closure costs,
        beginning of period                 $ 8,797     $ 9,412
      Accretion expense                         168         183
      Obligations settled during
        the period                             (451)       (533)
      Other adjustments (discussed below)       (27)        (16)
      Accrued post-closure costs,
        end of period                         8,487       9,046
          Less: Current portion              (1,043)     (1,029)

          Long-term portion                 $ 7,444     $ 8,017

	The amount reported as current portion represents the estimate of the cost to be incurred during the subsequent twelve months.

	The Company's total and current portion of accrued post-closure costs by site as of June 30, 2008 and December 31, 2007 are as follows (table in $000's):

                                        June 30,     December 31,
                                             2008           2007
            Kinsley's landfill             $ 8,475        $ 8,780
            Mac landfill                        12             17
             Total                         $ 8,487        $ 8,797

            Kinsley's landfill             $ 1,031        $ 1,018
            Mac landfill                        12             17
            Current portion                $ 1,043        $ 1,035

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

	During July, 2007 the Company received notice from the NJDEP that it has modified its approval of the re-grading plan. The Company challenged the NJDEP's modification to the re-grading plan and was scheduled to present its objections before an administrative hearing in June 2008.
During June 2008, the NJDEP approved certain modifications to the Company's re-grading plan intended to expedite NJDEP approval of materials from new sources and address certain modifications proposed by NJDEP in July 2007.
As a result of NJDEP approval, the Company withdrew its request for an administrative hearing.

	The thirty-year post-closure care period for the MAC Landfill was to expire on June 7, 2008. On June 3, 2008 the NJDEP notified the Company of its decision to temporarily extend the post-closure care period until such time the NJDEP performs a re-evaluation and re-assessment of conditions at the landfill. The NJDEP has requested the Company provide certain information for such purpose. The NJDEP will then determine what further actions, if any, will be required of the Company. As of June 30, 2008, the Company has an accrual of $12,000 remaining for post-closure care at this site. The Company has requested an adjudicatory hearing of its appeal of the NJDEP's decision to extend the post-closure care period.

Contingent Environmental Liabilities

	During November 2004, the Company along with fourteen other potentially responsible parties was named as respondents to an Unilateral Administrative Order issued by the United States Environmental Protection Agency ("EPA") regarding a site located in Carlstadt, New Jersey. The site is known as the Scientific Chemical Processing Superfund Site (the "SCP Site") and has been undergoing remediation pursuant to an Administrative Order issued by the EPA in 1990. The November 2004 Unilateral Administrative Order seeks contribution from the fifteen respondents, and a group of sixty nine other potentially responsible parties, toward the remediation of an area designated Operable Unit 2, estimated to cost $7.5 million, and reimbursement to the EPA of $2.0 million of alleged past oversight and administrative costs (see Part II, Item 1. Legal Proceedings). Each respondent is designated as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), and may be held liable for the cleanup of the SCP Site and costs the EPA has incurred with regard to the site. The Company ceased operations of a solvents recovery facility at the site in 1970 and had been named as a respondent to the Administrative Order issued regarding the SCP
Site in 1990. The Company, together with the property owner, have contributed cash and proceeds from insurance settlements toward the remediation of the SCP Site. Such contributions total $16.4 million through June 30, 2008, plus interest earned thereon, which the Company believes should satisfy the share of remediation costs which could be found attributable to the Company for the SCP Site.

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

NOTE 6 - LONG-TERM DEBT

	Long-term debt consists of the following as of June 30, 2008 and December 31, 2007 (table in $000's, except for monthly installment amounts):
                                              June 30,   December 31,
                                                2008          2007

Note payable to a finance company, due
  in monthly installments of $459,
  including interest at 7.99% per annum,
  to August 2009; secured by a vehicle
  carried at a net book value of $11        $  6          $  9

Note payable to a bank, due in monthly
  installments of $505, including
  interest at 7.75% per annum, to June
  2011; secured by a vehicle carried
  at a net book value of $18                  16            18

Total long-term debt                          22            27
    Less: Current portion                    (10)          (10)
Long-term portion                           $ 12          $ 17

	NOTE 7 - SEGMENT INFORMATION

	  The Company's continuing operations are grouped into three segments:
(a) operations which generate electricity from recovered methane gas, (b) operations which perform maintenance, remediation, closure, post-closure and related services on landfill sites, and (c) corporate and other. Corporate and other includes selling, general and administrative expenses not specifically allocable to the other segments. Corporate assets are represented primarily by cash and cash equivalents, marketable securities and real estate held for investment and sale. Financial information by segment for the six months ended June 30, 2008 and 2007 follows.

(table in $000's)          Electricity  Environmental Corporate
                           Generation     Services    and Other   Total

2008
  Gross operating revenues    $  372       $  437     $    -    $   809
  Eliminations (a)                -          (437)         -       (437)
  Net operating revenues         372           -           -        372
  Depreciation expense            25           20           3        48
  Income (loss)
    from operations (b)          158         (242)       (960)   (1,044)
  Capital expenditures             5           14           1        20

2007
  Gross operating revenues    $  211       $  536      $   -    $   747
  Eliminations (a)                -          (536)         -       (536)
  Net operating revenues         211           -           -        211
  Depreciation expense            25           13           4        42
  Income (loss)
    from operations (b)           44         (162)       (874)     (992)
  Capital expenditures             2           69           5        76

	(a) Eliminations include intercompany sales, billings to the Kinsley's Escrow and fees received in conjunction with the Kinsley's Landfill re-grading project.

      (b) Income (loss) from operations of the Environmental Services segment includes accretion expense of $168,000 and $183,000 for the period in 2008 and 2007, respectively.


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

Results of Operations

Results for the six months ended June 30, 2008 and 2007

	Consolidated net operating revenues were $372,000 for the six months ended June 30, 2008, an increase of $161,000 or 76%, compared to $211,000 reported for the period ended in 2007. Consolidated operating revenues by business segment for the six months ended June 30, 2008 and 2007 were as follows (table in $000):
                                        2008       2007

          Environmental Svcs.         $  437     $  536
          Electricity Generation         372        211
          Subtotal                       809        747
          Eliminations                  (437)      (536)
          Net Operating Revenues      $  372     $  211

	The environmental services segment provides construction, remedial and maintenance services at landfills, commercial and industrial sites, and manages methane gas recovery operations. The environmental services segment reported $437,000 of gross operating revenues for the period in 2008 (prior to eliminations) compared to $536,000 for the period in 2007.

	The Company's environmental services segment performs post-closure activities on landfills previously operated by the Company's subsidiaries. Post-closure work performed on a landfill owned by the Company, the Kinsley's Landfill, is submitted for reimbursement to a restricted escrow account established to finance the post-closure activities at the site (the "Kinsley's Escrow") (see Notes 3 and 5 to the Company's Consolidated Financial Statements). The Company billed the Kinsley's Escrow approximately $432,000 and $520,000 for post-closure maintenance performed during the six months ended June 30, 2008 and 2007, respectively.

	The Company is also re-grading a section of the Kinsley's Landfill in accordance with a plan approved by the New Jersey Department of Environmental Protection ("NJDEP"). The re-grading plan calls for the use of both recycled and non-recycled materials to fill and re-contour the areas of the mound containing depressions. The Company receives a fee to accept certain of the recycled materials. The costs incurred for re-grading activities shall be paid from such fees. However, costs incurred for re-grading activities in excess of such fees, if any, will be submitted to NJDEP for reimbursement from the Kinsley's Escrow. The Company intends to utilize recycled materials to the fullest extent possible in order to minimize the amount of re-grading costs paid from the Kinsley's Escrow, if any. The Company competes with certain landfills and development projects for the revenue producing materials on the basis of the fee imposed for accepting the materials and transportation cost, and must obtain NJDEP approval prior to utilizing material from a new source. The gross revenue reported for the environmental services segment for the period in 2007 includes $12,000 from such fees (see Note 5). The decline in the revenue associated with the recycled material is due to competition for such materials from nearby re-development projects and delays in the receipt of approvals of materials from the NJDEP. The competition from such projects may continue to limit the quantity of the fee producing materials obtained by the Company as well as impact the associated fee. The NJDEP recently approved modifications to the Company's re-grading plan intended to expedite NJDEP approval of materials from new sources and address certain modifications to the plan proposed by NJDEP during July 2007.

	Billings to the Kinsley's Escrow and for services provided to members of the consolidated group, and the fees received in conjunction with the re-grading project, are eliminated in the calculation of net operating revenue. The Company is continuing its efforts to expand the customer base of the environmental services segment to additional entities beyond the consolidated group.

	Revenues from the segment that generates electricity using methane gas as fuel were approximately $372,000 and $211,000 for the six months ended
June 30, 2008 and 2007, respectively. Methane gas is a component of the gas generated by landfills. The electricity generating facility is located at the Kinsley's Landfill and consists of four trailer mounted diesel engine/electricity generator units ("Gen-set(s)") each capable of generating approximately 11,000 kilowatt hours ("kWh") per day when operating at 85% capacity. Three of the four Gen-sets were available for operations during the period in 2008 and 2007, subject to routine repairs and maintenance. The fourth Gen-set requires major repairs which have been deferred. Electricity generated is sold pursuant to a contract with a local utility. Revenues are a function of the number of kWh sold, the rate received per kWh and capacity payments. The Company sold 4.08 million kWh during the six months ended June 30, 2008 compared to 3.35 million kWh sold in the period of the prior year. The average combined rate (kWh and capacity payments) received per kWh for the six months ended June 30, 2008 and 2007 equaled $.0912 and $.0630, respectively. The kilowatt hours produced during the period in 2007 was adversely impacted by a failure in the operation's switch gear. The facility did not generate power for approximately 41 days as temporary equipment was located and installed. Engineering studies indicate that the quantity of gas generated by the landfill is declining but project sufficient landfill gas to continue the operation of three of the existing Gen-sets through 2011 and two of the existing Gen-sets for the period of 2012 through 2017. Elements of the landfill gas are more corrosive to the equipment than traditional fuels, resulting in more off-line hours dedicated to repair and maintenance than with equipment utilizing traditional fuels.

Cost of Operations

	Consolidated direct operating costs for the six months ended June 30, 2008 were $221,000, an increase of $68,000 or 44% when compared to $153,000 reported for the period in 2007. All the direct operating costs related to the environmental services segment for the period in 2008 and 2007 were incurred for the intercompany transactions described above and eliminated in consolidation. Therefore, the direct operating costs reported for the period in 2008 and 2007 were attributable to the electricity generating segment. The increase in operating costs is primarily attributable to repairs made to one Gen-set beyond routine repairs and maintenance.

	Consolidated selling, general and administrative expenses for the six months ended June 30, 2008 and 2007 were $1,028,000 and $867,000, respectively. Components of selling, general and administrative expenses for the six months ended June 30, 2008 and 2007 were as follows (table in $000):

                                           2008       2007
  Legal expenses                         $  322      $ 223
  Other professional fees                    79         83
  Non-operating subsidiary expenses          29         29
  All other administrative expenses         598        532
    Total                                $1,028      $ 867

	Legal expenses reported for the period in 2008 and 2007 include approximately $116,000 and $154,000, respectively, of fees for matters related to the Company's landfills or the remediation of sites to which the Company has been named as a potentially responsible party ("PRP") or potential PRP. Such fees in the period in 2008 were primarily attributable to matters related to the Kin-Buc Landfill and the SCP Site which are discussed below. The increase in legal expenses for other matters is primarily attributable to the Company's challenge of attempts by two municipalities to encumber certain real property owned by the Company (see
Part II, Item 1. Legal Proceedings). Other professional fees include fees due to accountants, engineers, consultants and directors. Other professional fees for the period in 2008 include fees for services associated with documentation and evaluation of the Company's financial reporting controls as required pursuant to the Sarbanes-Oxley Act of 2002. The costs incurred by the non-operating subsidiaries, consisting primarily of insurance premiums, franchise, corporate and real estate taxes, aggregated approximately $29,000 for the period in both 2008 and 2007. All other administrative expenses increased $66,000 to $598,000 for the period in 2008 from $532,000 for the period in 2007. This increase was primarily attributable to the cost of employee benefits and general operating expenses. The Company also incurred legal and other professional fees, and administrative expenses, during the course of evaluating businesses for possible acquisition.

	Consolidated accretion expense recognized on the Company's asset retirement obligation for landfill post-closure costs was $168,000 and $183,000 for the six months ended June 30, 2008 and 2007, respectively.

Loss from Operations

	The Company's consolidated loss from operations for the six months ended June 30, 2008 increased to $1,044,000 from a loss of $992,000 reported for the period in 2007.

Other Income (Expense)

	Consolidated investment income was $55,000 for the six months ended June 30, 2008 versus $102,000 reported for the period in 2007.

	Consolidated investment income earned on the restricted escrow accounts dedicated to the funding of the Company's landfill post-closure costs was $172,000 and $144,000 for the six months ended June 30, 2008 and 2007, respectively.

	Consolidated interest expense was $1,000 and $2,000 for the six months ended June 30, 2008 and 2007, respectively.

	Consolidated rental income, net of related expenses, was $13,000 and $6,000 for the six months ended June 30, 2008 and 2007, respectively.
Income included in this category consists of royalty payments, reported net of commission, received from the lessee of certain of the Company's real property situated beneath the lessee's landfill and income earned from the rental of certain of the Company's property.

	Proceeds from insurance claims of $2,000 reported for the six months ended June 30, 2008 represents proceeds received from claims filed against certain of the Company's insolvent excess insurance carriers. See "Liquidity and Capital Resources - Insurance Claims for Past Remediation Costs" for further discussion of this issue.

	Consolidated net miscellaneous income for the six months ended June 30, 2008 was $18,000, and includes a partial refund of expenses, $17,000, paid toward the 2004 settlement of litigation regarding the Chemsol (a/k/a
Tang) Superfund Site.

Loss before Income Tax Benefit

	The consolidated loss before income tax benefit was $785,000 for the six months ended June 30, 2008, compared to a loss of $742,000 for the period in 2007.

Income Tax Benefit

	The provision for federal and state income tax benefit for the six months ended June 30, 2008 and 2007 equaled $175,000 and $256,000, respectively. The Company recognized federal income tax benefit for the periods due to its ability to carry-back net operating losses to 2006 and 2005, respectively, for credit against federal income taxes paid with respect to such years.

Net Income (Loss)

	Net loss for the six months ended June 30, 2008 was $610,000 or $.20 per share, compared to a net loss of $486,000 or $.16 per share, for the six months ended June 30, 2007.


Results for the three months ended June 30, 2008 and 2007

	Consolidated net operating revenues were $213,000 for the three months ended June 30, 2008, an increase of $135,000 or 173%, compared to $78,000 reported for the period ended in 2007. Consolidated operating revenues by business segment for the three months ended June 30, 2008 and 2007 were as follows (table in $000):
                                        2008       2007

          Environmental Svcs.         $  218     $  264
          Electricity Generation         213         78
          Subtotal                       431        342
          Eliminations                  (218)      (264)
          Net Operating Revenues      $  213     $   78

	The environmental services segment reported $218,000 of gross operating revenues for the period in 2008 (prior to eliminations) compared to $264,000 for the period in 2007. Billing to the Kinsley's Escrow for post-closure work performed on the Kinsley's Landfill was approximately $215,000 and $262,000 during the three months ended June 30, 2008 and 2007, respectively. Billings to the Kinsley's Escrow and for services provided to members of the consolidated group, are eliminated in the calculation of net operating revenue.

	Revenues from the segment that generates electricity using methane gas as fuel were approximately $213,000 and $78,000 for the three months ended June 30, 2008 and 2007, respectively. The Company sold 2.22 million kWh during the three months ended June 30, 2008 compared to 1.21 million kWh sold in the period of the prior year. The average combined rate (kWh and capacity payments) received per kWh for the three months ended June 30, 2008 and 2007 equaled $.096 and $.065, respectively. The kilowatt hours produced during the period in 2007 was adversely impacted by a failure in the operation's switch gear. The facility did not generate power for approximately 41 days as temporary equipment was located and installed.

Cost of Operations

	Consolidated direct operating costs for the three months ended June 30, 2008 were $118,000, an increase of $35,000 or 42% when compared to $83,000 reported for the period in 2007. All the direct operating costs related to the environmental services segment for the period in 2008 and 2007 were incurred for the intercompany transactions described above and eliminated in consolidation. Therefore, the direct operating costs reported for the period in 2008 and 2007 were attributable to the electricity generating segment. The increase in operating costs is primarily attributable to repairs made to one Gen-set beyond routine repairs and maintenance.

	Consolidated selling, general and administrative expenses for the three months ended June 30, 2008 and 2007 were $510,000 and $450,000, respectively. Components of selling, general and administrative expenses for the three months ended June 30, 2008 and 2007 were as follows (table in $000):
                                           2008       2007
  Legal expenses                         $  167     $   98
  Other professional fees                    26         40
  Non-operating subsidiary expenses          19         19
  All other administrative expenses         298        293
    Total                                $  510      $ 450

	Legal expenses reported for the period in 2008 and 2007 include approximately $15,000 and $45,000, respectively, of fees for matters related to the Company's landfills or the remediation of sites to which the Company has been named as a potentially responsible party ("PRP") or potential PRP. Such fees in the period for 2008 were primarily attributable to matters related to the Kin-Buc Landfill and the SCP Site. The increase in legal expenses for other matters is primarily attributable to the Company's challenge of attempts by two municipalities to encumber certain real property owned by the Company (see Part II, Item 1. Legal Proceedings). The costs incurred by the non-operating subsidiaries, consisting primarily of insurance premiums, franchise, corporate and real estate taxes, aggregated approximately $19,000 for the period in both 2008 and 2007. All other administrative expenses increased $5,000 to $298,000 for the period in 2008 from $293,000 for the period in 2007. This increase was primarily attributable to the cost of employee benefits and general operating expenses. The Company also incurred legal and other professional fees, and administrative expenses, during the course of evaluating businesses for possible acquisition.

	Consolidated accretion expense recognized on the Company's asset retirement obligation for landfill post-closure costs was $84,000 and $92,000 for the three months ended June 30, 2008 and 2007, respectively.

Loss from Operations

	The Company's consolidated loss from operations for the three months ended June 30, 2008 decreased to $499,000 from a loss of $547,000 reported for the period in 2007.

Other Income (Expense)

	Consolidated investment income was $20,000 for the three months ended June 30, 2008 versus $66,000 reported for the period in 2007.

	Consolidated investment income earned on the restricted escrow accounts dedicated to the funding of the Company's landfill post-closure costs was $95,000 and $67,000 for the three months ended June 30, 2008 and 2007, respectively.

	Consolidated interest expense was less than $1,000 for the three months ended June 30, 2008 and $1,000 for the period in 2007.

	Consolidated rental income, net of related expenses, was $7,000 and $5,000 for the three months ended June 30, 2008 and 2007, respectively.

	Consolidated net miscellaneous income for the three months ended June 30, 2008 was $16,000, versus a net loss of $1,000 for the period in 2007.
The income reported for 2008 includes a partial refund of expenses, $17,000, paid toward the 2004 settlement of litigation regarding the Chemsol (a/k/a Tang) Superfund Site.

Loss before Income Tax Benefit

	The consolidated loss before income tax benefit was $361,000 for the three months ended June 30, 2008, compared to a loss of $411,000 for the period in 2007.

Income Tax Benefit

	The provision for federal and state income tax benefit for the three months ended June 30, 2008 and 2007 equaled $31,000 and $146,000, respectively.

Net Income (Loss)

	Net loss for the three months ended June 30, 2008 was $330,000 or $.11 per share, compared to a net loss of $265,000 or $.09 per share, for the three months ended June 30, 2007.


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

Statement of Cash Flow

	Net cash used in operating activities for the six months ended June 30, 2008 was $794,000 versus $1,306,000 reported for the period in 2007. The primary sources of cash from operating activities for the period in both 2008 and 2007 was cash received from customers which totaled $345,000 and $219,000, respectively. The primary use of cash from operating activities for the period in both 2008 and 2007 were payments to suppliers and employees which totaled $822,000 and $1,082,000, respectively. A significant use of cash in operating activities for the period in both 2008 and 2007 were federal income tax payments totaling $110,000 and $109,000, respectively, paid pursuant to the Company's Offer in Compromise discussed below. The amount of income taxes paid in 2008 is reported net of income tax refunds received in the period of $49,000. Payments of landfill post-closure costs related to the Kinsley's Landfill and the Mac Landfill were $459,000 and $524,000 for the period in 2008 and 2007, respectively. The amount of such payments are reported net of reimbursements of $116,000 and $84,000 received from the Kinsley's Escrow during the period in 2008 and 2007, respectively. Certain post-closure maintenance costs of the Kinsley's Landfill are initially paid by the Company, such as personnel costs and other necessary materials or services for which credit terms are limited. The Company seeks reimbursement for such payments from the restricted escrow accounts dedicated to fund the post-closure costs of the Kinsley's Landfill. Post-closure costs of the Mac Landfill are funded from the Company's general funds, and equaled $5,000 and $4,000 for the period in 2008 and 2007, respectively. See "Post-Closure Costs" below for further discussion of the Company's landfill post-closure cost obligations.

	Net cash provided by investing activities of $537,000 and $506,000 was reported for the period for 2008 and 2007, respectively. Funds provided by investing activities were utilized primarily to fund operating activities. Financing activities used $5,000 and $8,000 of cash for the period in 2008 and 2007, respectively, for payment of vehicle financing.

	As a result of these activities, funds held by the Company in the form of cash and cash equivalents decreased $262,000 for the six months ended
June 30, 2008 from December 31, 2007, versus a decrease of $808,000 in cash and cash equivalents reported for the period in the prior year. The sum of cash, cash equivalents and marketable securities as of June 30, 2008 decreased to $3,408,000 from $4,228,000 reported as of December 31, 2007.

	Working capital equaled $3,175,000 and $4,184,000 as of June 30, 2008 and December 31, 2007, respectively, and the ratio of current assets to current liabilities was 2.6 to 1 as of June 30, 2008 versus 3.3 to 1 as of December 31, 2007.

Taxes

	As of June 30, 2008, the Company owes the United States Internal Revenue Service (the "Service") $823,000 for income taxes pertaining to taxable years 1980-88 and certain issues from taxable years 1989-91. This amount is payable in installments pursuant to the Offer in Compromise (the "Offer") proposed by the Company and accepted by the Service during July 2004. The Offer committed the Company to pay a total of $2,490,000 in satisfaction of the assessed federal income taxes and interest of approximately $4,800,000. A payment of $810,000 was made during October 2004 and the balance due is being paid in monthly installments over nine years as follows: (a) $18,230 per month for each of the forty-eight months beginning August 2004, and (b) $13,416 per month for each of the sixty months beginning August 2008. The total of the installments paid from inception through June 30, 2008 equals approximately $857,000. The approximate amounts due for the five years subsequent to June 30, 2008 are as follows: $166,000 for the year ending June 30, 2009, and $161,000 for each of the subsequent four years. The Service does not impose interest on amounts payable pursuant to the Offer. The Company is permitted to receive refunds of prior tax overpayments and from the carry-back of losses. Should the Company default in any of the terms of the Offer, the Service may initiate suit to impose one or more remedies available to it, including the reinstatement of the total amount previously assessed and/or impose interest.

Post-Closure Costs

	As of June 30, 2008, the Company has accrued approximately $8.5 million for its estimated share of post-closure costs related to two of the Company's former landfill operations; the Kinsley's Landfill and Mac Landfill. Approximately $7.4 million is held in a restricted escrow account to provide funding of the post-closure costs of the Kinsley's Landfill (see Note 3 to the Company's Consolidated Financial Statements). All disbursements from such escrow must be approved by the NJDEP. The timing of future approvals of outstanding reimbursement requests is uncertain. See Note 5 to the Company's Consolidated Financial Statements for further discussion of the Company's landfill post-closure cost obligations.

	The thirty-year post-closure care period for the MAC Landfill was to expire on June 7, 2008. On June 3, 2008 the NJDEP notified the Company of its decision to temporarily extend the post-closure care period until such time the NJDEP performs a re-evaluation and re-assessment of conditions at the landfill. The NJDEP has requested the Company provide certain information for such purpose. The NJDEP will then determine what further actions, if any, will be required of the Company. As of June 30, 2008, the Company has an accrual of $12,000 remaining for post-closure care at this site. The Company has requested an adjudicatory hearing of its appeal of the NJDEP's decision to extend the post-closure care period.

Contingent Environment Liabilities

	During November 2004, the Company along with fourteen other potentially responsible parties were named as respondents to an Unilateral
Administrative Order issued by the United States Environmental Protection Agency ("EPA")regarding the Scientific Chemical Processing Superfund Site
(the "SCP Site") located in Carlstadt, New Jersey, which has been undergoing remediation pursuant to Unilateral Administrative Order issued in 1990. The November 2004 Unilateral Administrative Order seeks contribution toward the remediation of an area designated Operable Unit 2, estimated to cost $7.5 million, and $2.0 million of past oversight and administrative costs, from the fifteen respondents and a group of sixty nine other potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). The Company ceased operations of a solvents recovery facility at the site in 1970. The Company, together with the property owner, have contributed cash and proceeds from insurance settlements toward the remediation of the SCP Site. Such contributions total $16.4 million through June 30, 2008, plus interest earned thereon, which the Company believes should satisfy the share of remediation costs which could be found attributable to the Company for the SCP Site and any contamination or damage caused offsite. During October 2007 the Company filed a motion in a previously reported action requesting the Superior Court to compel the group of potentially responsible parties controlling the remediation of the SCP Site to provide the Company with an accounting of the use of the $16.4 million contributed by the Company toward the remediation of the SCP Site. The motion was denied by the Court during January 2008, and in response the Company filed an appeal of the Superior Court's decision.

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

	The Company's wholly owned subsidiary, Filcrest Realty, Inc. owns approximately 53 acres of undeveloped property in Edison Township, N.J. Edison Township has begun condemnation proceedings in order to obtain easements to install a shoreline walkway on certain Filcrest Realty, Inc. lots situated along the Raritan River. See Part II, Item 1. Legal Proceedings, Edison Township Property, for a discussion of this matter.

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

Insurance Claims for Past Remediation Costs

	In February 2002, the Company consummated an October 2001 settlement of litigation it had commenced in 1995 against its excess insurers who provided coverage during the period of 1965 through 1986 (the "Lloyds Suit"). Many of the non-settling insurance companies are insolvent, however the estates of some of these insolvent companies have sufficient assets to make a partial contribution toward claims filed by the Company. During the quarter ended March 31, 2008, the Company received $2,000 of proceeds related to claims filed against the estates of insolvent insurers. As of June 30, 2008, the Company has resolved claims against its excess insurers representing approximately 98% of the value assigned to the coverage provided under the policies that were the subject of the Lloyds Suit. The October 2001 Settlement Agreement, released and terminated all rights, obligations and liabilities of the settling excess insurers and the Company with respect to the subject insurance policies. The Company had previously reached settlement of claims made against the majority of its primary insurers for the period of 1965 through 1986 as well, agreeing to forego future claims against the policies in conjunction with the settlements.

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

          Not Applicable.

Item 4.   CONTROLS AND PROCEDURES

          Not Applicable.


Item 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

	The Company's management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and the principal financial officer of the Company concluded that as of June 30, 2008, the design and operation of the Company's disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control Over Financing Reporting

	There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

	The Company commenced an action during February 2004 to either vacate or modify the arbitrator's award in the existing case in the United States District Court for the District of New Jersey under which claims related to the 1997 Agreement had been addressed. The arbitrator's ruling was affirmed by the District Court on October 28, 2005. In December, 2005 the Company filed an appeal of the District Court's ruling with the United States Court of Appeals for the Third Circuit (No. 05-5246), and oral arguments were made before the Court during January 2008. The Appeals Court rendered its decision on March 24, 2008 affirming the District Court's decision. The Company petitioned for a rehearing of this decision with the Appeals Court on April 9, 2008. On June 24, 2008, the Appeals Court denied the Company's petition. The Company, on advice from counsel, will not continue to challenge the Appeals Court decision, which would require a hearing before the U.S. Supreme Court.

	The $3.5 million, plus accumulated interest, held in escrow is not reflected on the Company's financial statements; therefore the Court's decision will not adversely impact the Company's financial statements. The Company will recognize income equal to the amount of the escrow remaining after payment of the $3.5 million, plus interest earned from February 14, 2004, to SCA. Such income, estimated at approximately $65,000, and subject to adjustment, will be recognized in the period funds are released from escrow.

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

Edison Township Property

The Company's wholly owned subsidiary, Filcrest Realty, Inc. owns approximately 53 acres of undeveloped property in Edison Township, N.J. Edison Township requested that Filcrest Realty, Inc. grant it an easement on a portion of this property to install a shoreline walkway on certain lots situated along the Raritan River. This property was included in the area remediated pursuant to Administrative Orders issued by the EPA (see discussion of Contingent Environmental Liabilities in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Operations, Liquidity). The Company denied the Township's request believing the structure and location proposed by the Township will adversely impact the value of that entire tract which totals approximately 15 acres. The Township's appraiser set the value of the easement at $15,000 which the Company regards as too low. The Company offered to sell the 15 acres to the Township. During April 2008 the Township of Edison brought suit against the Company in the Superior Court of New Jersey entitled Township of Edison v. Filcrest Realty, Inc. (No. MID-L-02173-08) to commence condemnation proceeding on the 0.48 acres for which the easement is sought. The Company filed its objections with the Superior Court during May 2008. On June 23, 2008 the Superior Court ruled in favor of the Township, authorizing it to acquire, by eminent domain, an easement over the shore-line property. On August 5, 2008, the Company filed an appeal of the Superior Court's decision with the Appellate Division, and on August 8, 2008, the Company filed a motion to stay further action by the Township pending outcome of the appeal.

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

		 None.

Item 6.  EXHIBITS

Exhibit 31(a) Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and
Section 302 of the Sarbanes-Oxley Act of 2002 by Chief
Executive Officer

Exhibit 31(b) Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and
Section 302 of the Sarbanes-Oxley Act of 2002 by Chief
Financial Officer

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



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  August 14, 2008       By:  /s/ Robert V. Silva
                                  Robert V. Silva, President
                                  and Chief Executive Officer
                                 (Principal Executive Officer)

                                              and


Date:  August 14, 2008       By:  /s/ Andrew J. Mayer, Jr.
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary
                                 (Principal Financial and
                                  Accounting Officer)