Form 10-Q
period 2008-09-30
TRANSTECH INDUSTRIES INC
filed 2008-11-14
CIK 87799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2008

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

As of November 12, 2008, 2,979,190 shares of common stock, $.50 par value, were outstanding. In addition, at such date, the issuer held 1,885,750 shares of common stock, $.50 par value, in treasury.

                                              Page 1 of 50 pages

TRANSTECH INDUSTRIES, INC.
AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

                            I N D E X
                                                          Page(s)
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Financial Statements for the
           periods ending September 30, 2008 and 2007 are
           unaudited):
         Consolidated Balance Sheets as of September
           30, 2008 and December 31, 2007                   3 -  4
         Consolidated Statements of Operations and
           Comprehensive Loss for the Nine Months
           Ended September 30, 2008 and 2007                     5
         Consolidated Statements of Operations and
           Comprehensive Loss for the Three Months
           Ended September 30, 2008 and 2007                     6
         Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 2008 and 2007    7 -  8
         Notes to Consolidated Financial Statements         9 - 21

 Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations  22 - 38

Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk                                    39

Item 4.  Controls and Procedures                                39

Item 4T. Controls and Procedures                                39

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                 40 - 42

Item 1A. Risk Factors                                           43

Item 2.  Unregistered Sales of Equity Securities
           and Use of Proceeds                                  43

Item 3.  Defaults Upon Senior Securities                        43

Item 4.  Submission of Matters to a Vote of
            Security Holders                                    43

Item 5.  Other Information                                      43

Item 6.  Exhibits                                               43

SIGNATURES                                                      44

EXHIBITS                                                   45 - 50
TRANSTECH INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)

                             ASSETS

                                       September 30,   December 31,
                                           2008            2007
                                        (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents               $ 1,067         $   961
  Marketable securities                     2,697           3,267
  Accounts receivable - trade                  66              44
  Refundable income taxes                     717             484
  Prepaid expenses and other                   99             237
  Restricted escrow account for
    post-closure costs                      1,037           1,018

      Total current assets                  5,683           6,011

PROPERTY, PLANT AND EQUIPMENT
  Land                                      1,067           1,067
  Buildings and improvements                  596             595
  Machinery and equipment                   3,377           3,336
      Total gross assets                    5,040           4,998
  Less accumulated depreciation             3,055           2,999
      Net property, plant and
        equipment                           1,985           1,999

OTHER ASSETS
  Restricted escrow account for
    post-closure costs                      5,566           6,355
  Other                                        38             150

      Total other assets                    5,604           6,505

TOTAL ASSETS                              $13,272         $14,515




See Notes to Consolidated Financial Statements

TRANSTECH INDUSTRIES, INC.
AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

CONSOLIDATED BALANCE SHEETS, Cont'd
(In $000's)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                       September 30,   December 31,
                                           2008            2007
                                        (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt       $    10         $    10
  Accounts payable                            284             179
  Current portion of income taxes
    payable	                              161             195
  Accrued income taxes                         25               4
  Accrued professional fees                   357             358
  Accrued miscellaneous liabilities            68              46
  Current portion of accrued post-
    closure costs                           1,040           1,035

      Total current liabilities             1,945           1,827

LONG TERM LIABILITIES
  Long-term debt                               10              17
  Income taxes payable                        617             738
  Accrued post-closure costs                7,334           7,762

      Total long term liabilities           7,961           8,517
TOTAL LIABILITIES                           9,906          10,344

STOCKHOLDERS' EQUITY
  Common stock, $.50 par value,
    10,000,000 shares authorized,
    4,864,940 shares issued                 2,432           2,432
  Additional paid-in capital                1,450           1,450
  Retained earnings                        10,258          11,005
  Accumulated other comprehensive
    income                                    240             298
      Subtotal                             14,380          15,185
  Treasury stock, at cost - 1,885,750
    shares                                (11,014)        (11,014)

      Total stockholders' equity            3,366           4,171

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                    $13,272         $14,515


See Notes to Consolidated Financial Statements

TRANSTECH INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION, Cont'd

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
LOSS
(In $000's, except per share data)
(Unaudited)
                                            For the Nine Months Ended
                                                   September 30,
                                                 2008        2007

NET OPERATING REVENUE                          $  573      $  400

COST OF OPERATIONS
  Direct operating costs                         (355)       (224)
  Selling, general and administrative
    expenses                                   (1,461)     (1,317)
  Accretion expense                              (252)       (274)
    Total cost of operations                   (2,068)     (1,815)

GAIN ON SALE OF EQUIPMENT                           8          -

LOSS FROM OPERATIONS                           (1,487)     (1,415)

OTHER INCOME (EXPENSE)
  Investment income                                67         136
  Investment income on restricted
    escrow account                                330         224
  Interest expense                                 (2)         (2)
  Rental income                                     8           6
  Proceeds from insurance claims                   58          56
  Miscellaneous income, net of
    miscellaneous expenses                         18          40
    Total other income                            479         460

LOSS BEFORE INCOME TAX BENEFIT                 (1,008)       (955)

  Income tax benefit                             (261)       (298)

NET LOSS                                       $ (747)     $ (657)

NET LOSS PER COMMON SHARE                      $ (.25)     $ (.22)

 NUMBER OF SHARES USED IN CALCULATION         2,979,190   2,979,190
____________________________________________________________________
COMPREHENSIVE LOSS:
NET LOSS                                       $ (747)     $ (657)
  Change in unrealized gain (loss),
    net of  tax                                   (58)        174
NET COMPREHENSIVE LOSS                         $ (805)     $ (483)

See Notes to Consolidated Financial Statements

TRANSTECH INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION, Cont'd

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
LOSS
(In $000's, except per share data)
(Unaudited)
                                           For the Three Months Ended
                                                   September 30,
                                                 2008        2007

NET OPERATING REVENUE                          $  201      $  189

COST OF OPERATIONS
  Direct operating costs                         (134)        (71)
  Selling, general and administrative
    expenses                                     (433)       (450)
  Accretion expense                               (84)        (91)
    Total cost of operations                     (651)       (612)

GAIN ON SALE OF EQUIPMENT                           7          -

LOSS FROM OPERATIONS                             (443)       (423)

OTHER INCOME (EXPENSE)
  Investment income                                12          34
  Investment income on restricted
    escrow account                                158          80
  Interest expense                                 (1)         -
  Rental income                                    (5)         -
  Proceeds from insurance claims                   56          56
  Miscellaneous income, net of
    miscellaneous expenses                         -           40
    Total other income                            220         210

LOSS BEFORE INCOME TAX BENEFIT                   (223)       (213)

  Income tax benefit                              (86)        (42)

NET LOSS                                       $ (137)     $ (171)

NET LOSS PER COMMON SHARE                      $ (.05)     $ (.06)

 NUMBER OF SHARES USED IN CALCULATION         2,979,190   2,979,190

COMPREHENSIVE GAIN (LOSS):
NET LOSS                                       $ (137)     $ (171)
  Change in unrealized gain (loss),
    net of  tax                                   (49)        207
NET COMPREHENSIVE GAIN (LOSS)                  $ (186)     $   36

See Notes to Consolidated Financial Statements

TRANSTECH INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION, Cont'd

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In $000's)
(Unaudited)

                                            For the Nine Months Ended
                                                   September 30,
                                                 2008        2007
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:

  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers              $   552     $   369
    Cash paid to suppliers and employees       (1,332)     (1,474)
    Interest and dividends received                67         136
    Other income received                          84         102
    Interest paid                                  (2)         (2)
    Income taxes paid, net of refunds            (106)       (165)
    Post-closure costs                           (711)       (759)
    Proceeds from the restricted escrow
      account                                   1,036          84
      Net cash used in operating activities      (412)     (1,709)

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturity of
        marketable securities                   5,273       7,004
    Purchase of marketable securities          (4,698)     (5,945)
    Proceeds from sale of equipment                 8          16
    Purchase of plant and equipment               (58)       (232)
      Net cash from investing activities          525         843

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on vehicle financing        (7)        (11)
      Net cash used in financing
        activities                                 (7)        (11)

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                          106        (877)
CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE YEAR                                   961       1,601
CASH AND CASH EQUIVALENTS AT END OF
    THE QUARTER                               $ 1,067     $   724

TRANSTECH INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION, Cont'd

CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
(In $000's)
(Unaudited)

                                            For the Nine Months Ended
                                                   September 30,
                                                 2008        2007
RECONCILIATION OF NET LOSS TO NET CASH
USED IN OPERATING ACTIVITIES:

NET LOSS                                      $  (747)    $  (657)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:

  Depreciation                                     73          62
  Gain on sale of equipment                        (8)         -
  Accretion expense                               252         274
  Earnings on restricted escrow account          (330)       (224)
 (Increase) decrease in assets:
    Accounts receivable, net                       22         (31)
    Refundable income taxes                      (233)       (298)
    Prepaid expenses and other                    138         (67)
    Deposits                                      112         (49)
  Increase (decrease) in liabilities:
    Accounts payable and accrued
      miscellaneous liabilities                   119          85
    Income taxes payable                         (155)       (165)
    Accrued income taxes                           21          -
    Accrued professional fees                      (1)         36
    Accrued post-closure costs, net of
      proceeds from the restricted escrow
      of $1,036 and $84, respectively             325        (675)

NET CASH USED IN OPERATING ACTIVITIES         $  (412)    $(1,709)


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

	In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates. See Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the estimates and assumptions the Company makes that affect its consolidated financial statements.

	The Company sells the electricity it generates to a local utility. Such sales account for 100% of the Company's Net Operating Revenues for the nine month periods ended September 30, 2008 and 2007, and represented 100% of the Company's Accounts Receivable - Trade as of September 30, 2008 and December 31, 2007.
	Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" (SFAS 157), as it applies to its financial instruments, and Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (SFAS 159).

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

	The following table provides information on the assets measured at fair value on a recurring basis (table in $000):

                       Carrying Amount
                       in Consolidated    Fair Value Measurements Using
                        Balance Sheets
                      September 30, 2008   Level 1    Level 2    Level 3

Marketable securities      $ 2,697         $ 2,697       -          -
Restricted escrow account
  for post-closure costs   $ 6,603         $ 6,603       -          -

	SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. If the fair value option is elected, unrealized gains and unrealized losses will be recognized in earnings at each subsequent reporting date. The Company did not elect the fair value option to measure certain financial instruments.


NOTE 2 - MARKETABLE SECURITIES

	At September 30, 2008, the Company's marketable securities consisted primarily of U. S. Treasury bills classified as available-for-sale and are carried at their fair value of $2,697,000, with a cost of $2,691,000 and gross unrealized gains of $6,000. At December 31, 2007, the Company's marketable securities consisted primarily of U.S. Treasury bills classified as available-for-sale and are carried at their fair value of $3,267,000 with a cost of $3,266,000 and gross unrealized gains of $1,000. The unrealized gains and losses related to the Company's marketable securities are included in stockholders' equity, net of income tax (stockholders' equity also includes net unrealized gains related to the restricted escrow accounts discussed in Note 3). Proceeds from the maturity of marketable securities for the nine months ended September 30, 2008 and 2007 were $5,273,000 and $7,004,000, respectively. No marketable securities were sold prior to their maturity during the period in either 2008 or 2007.

NOTE 3 - RESTRICTED ESCROW ACCOUNTS FOR POST-CLOSURE COSTS

       At September 30, 2008 and December 31, 2007 the Company held $6,603,000 and $7,373,000, respectively, in a restricted escrow account which is to be used to fund post-closure costs at Kinsley's Landfill (the "Kinsley's Landfill"). The escrow account is legally restricted for purposes of settling closure and post-closure costs, and was established to provide financial assurance through the deposit of a portion of the tipping fee charged when the landfill was operating. All disbursements from the restricted escrow account must be approved by the New Jersey Department of Environmental Protection. The balance of funds, if any, remaining after the end of the post-closure activities will revert to the State of New Jersey. The investments held by the restricted escrow account primarily consists of U.S. Treasury Notes and government backed debt securities. At September 30, 2008 the investments are carried at their fair value of $6,603,000, with a cost of $6,370,000 and gross unrealized gains of $243,000 and gross unrealized losses of $10,000. At December 31, 2007 the investments had a fair market value of $7,373,000, with a cost of $7,076,000, gross unrealized gains of $302,000 and gross unrealized losses of $5,000. The net unrealized gains and losses are included in stockholder's equity for the respective periods (stockholders' equity also includes net unrealized gains related to the Company's marketable securities discussed in Note 2). The portion of the restricted escrow account reported as current equals the current portion of accrued post-closure costs related to the Kinsley's Landfill (see Note
5).

NOTE 4 - INCOME TAXES

	The Company recognized a federal income tax benefit for the nine months ended September 30, 2008 and 2007 due to its ability to carry-back net operating losses to 2006 and 2005, respectively, for credit against federal income taxes paid with respect to such years. Federal tax laws limit the carry-back of losses to two preceding years.

	The provision for income tax expense (benefit) for the nine months ended September 30, 2008 and 2007 consists of the following (table in 000's):

                                           2008      2007
Provision for operations
  Currently payable (refundable):
    Federal                               $(285)    $(315)
    State                                    24        17
                                           (261)     (298)
  Deferred:
    Federal                                  -         -
    State                                    -         -
                                             -         -
  Total income tax provision (benefit)    $(261)    $(298)

	The Company's federal income tax benefit for 2008 is limited to the amount of federal income paid for 2006, approximately $381,000. The Company has recognized approximately 75% of the maximum benefit for the nine months ended September 30, 2008, which is less than the amount of benefit that would be recognized applying the Company's anticipated annual effective tax rate.

	Income taxes payable, equal to $778,000 as of September 30, 2008, represents the amount due the United States Internal Revenue Service (the "Service") in settlement of the Company's tax liability for taxable years 1980-88 and certain issues from taxable years 1989-91. During July 2004, the Service accepted the Company's Offer in Compromise (the "Offer") which requested a reduction in the amount payable with respect to such settlements and permission to pay the reduced obligation in installments. The Offer committed the Company to pay a total of $2,490,000 in satisfaction of the assessed federal income taxes and interest of approximately $4,800,000. A payment of $810,000 was made during October 2004 and the balance due is being paid in monthly installments over nine years as follows: (a) $18,230 per month for each of the forty-eight months beginning August 2004, and (b) $13,416 per month for each of the sixty months beginning August 2008. The total of the installments paid from inception through September 30, 2008 equals approximately $902,000. Approximately $161,000 is due in each of the five years subsequent to September 30, 2008. The sum of the payments due during the twelve months subsequent to September 30, 2008 has been classified as a current liability and the balance of the payments due have been classified as a long-term liability. The Service does not impose interest on amounts payable pursuant to the Offer. The Company is permitted to receive refunds of prior tax overpayments and from the carry-back of losses. Should the Company default in any of the terms of the Offer, the Service may initiate suit to impose one or more remedies available to it, including the reinstatement of the total amount previously assessed and/or impose interest.


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

	The following tables summarize the actual activity in the Company's asset retirement obligation liabilities for post-closure costs for the nine months ended September 30, 2008 and 2007 (table in $000):
                                             2008        2007
      Asset retirement obligation liability:
      Accrued post-closure costs,
        beginning of period                 $ 8,797     $ 9,412
      Accretion expense                         252         274
      Obligations settled during
        the period                             (638)       (752)
      Other adjustments (discussed below)       (37)        (40)
      Accrued post-closure costs,
        end of period                         8,374       8,894
          Less: Current portion              (1,040)     (1,030)

          Long-term portion                 $ 7,334     $ 7,864

	The amount reported as current portion represents the estimate of the post-closure costs to be incurred during the subsequent twelve months.

	The Company's total and current portion of accrued post-closure costs by site as of September 30, 2008 and December 31, 2007 are as follows (table in $000's):


                                      September 30,  December 31,
                                             2008          2007
            Kinsley's landfill             $ 8,371       $ 8,780
            Mac landfill                         3            17
             Total                         $ 8,374       $ 8,797

            Kinsley's landfill             $ 1,037       $ 1,018
            Mac landfill                         3            17
            Current portion                $ 1,040       $ 1,035

	The post-closure costs of the Kinsley's Landfill are funded from a restricted escrow account (see Note 3).

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

	During July, 2007 the Company received notice from the NJDEP that it had modified its approval of the Company's re-grading plan. The Company filed an adjuratory hearing request to challenge the NJDEP's modification to the re-grading plan approval and was scheduled to present its objections at an administrative hearing in June 2008. During June 2008, the NJDEP approved certain modifications made by the Company to its re-grading plan intended to expedite NJDEP approval of materials from new sources and address certain modifications proposed by NJDEP in July 2007. Having resolved the issues and received NJDEP approval, the Company withdrew its administrative hearing request.

	The thirty-year post-closure care period for the MAC Landfill was to expire on June 7, 2008. On June 3, 2008 the NJDEP notified the Company of its decision to temporarily extend the post-closure care period until such time the NJDEP performs a re-evaluation and re-assessment of conditions at the landfill. The NJDEP has requested certain environmental data concerning the landfill for such purpose. The NJDEP intends to then determine what further actions, if any, will be required of the Company. Because of the nature, scope and timing of NJDEP's decision and information request, the Company has requested an administrative hearing to contest certain aspects of NJDEP's decision including the extension of the post-closure care period. As of September 30, 2008, the Company has an accrual of $3,000 remaining for post-closure care at this site. Annual post-closure costs related to the MAC Landfill approximated $10,000 and $13,000 for the years ended December 31, 2007 and 2006.

Contingent Environmental Liabilities

	During November 2004, the Company along with fourteen other potentially responsible parties were named as respondents to an Unilateral
Administrative Order issued by the United States Environmental Protection Agency ("EPA") regarding the Scientific Chemical Processing Superfund Site
(the "SCP Site")located in Carlstadt, New Jersey which has been undergoing remediation pursuant to an Administrative Order issued by the EPA in 1990.
The November 2004 Unilateral Administrative Order seeks contribution toward the remediation of an area designated Operable Unit 2, estimated to cost
$7.5 million, and reimbursement to the EPA of $2.0 million of alleged past oversight and administrative costs, from the fifteen respondents, and a group of sixty nine other potentially responsible parties (see Part II, Item
1. Legal Proceedings). Each respondent is designated as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), and may be held liable for the cleanup of the SCP Site and costs the EPA has incurred with regard to the site. The Company ceased operations of a solvents recovery facility at the site in 1970 and had been named as a respondent to the Administrative Order issued regarding the SCP Site in 1990. The Company, together with the property owner, have contributed cash and proceeds from insurance settlements toward the remediation of the SCP Site. Such contributions total $16.4 million through September 30, 2008, plus interest earned thereon, which the Company believes should satisfy the share of remediation costs which could be found attributable to the Company for the SCP Site.

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

	The Kin-Buc Landfill, located in Edison, New Jersey, was operated on property both owned and leased by the Company's subsidiary, Kin-Buc, Inc. ("Kin-Buc"). Operations at the Kin-Buc Landfill ceased in 1977. The operation and maintenance of remedial measures implemented at the Kin-Buc Landfill continue pursuant to the provisions of Administrative Orders issued by the EPA to the Company and other respondents, including SCA Services, Inc. ("SCA"), an affiliate of Waste Management, Inc. ("WMI"). As part of the December 1997 settlement of lawsuits related to the allocation of costs of remediation of the Kin-Buc Landfill, SCA agreed to defend and indemnify Transtech, Kin-Buc and another subsidiary, Filcrest Realty, Inc. ("Filcrest") from claims by non-settling non-municipal waste and municipal waste potentially responsible parties in the litigation. SCA also agreed to defend and indemnify the Company from certain liabilities in connection with the remediation of the Kin-Buc Landfill substantially relieving the Company from those future obligations with respect to the site. However, the Company remains a responsible party under the Administrative Orders issued by the EPA discussed above, and continues to incur administrative and legal costs for issues and activities related to the site.

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

NOTE 6 - LONG-TERM DEBT

	Long-term debt consists of the following as of September 30, 2008 and December 31, 2007 (table in $000's, except for monthly installment amounts):
                                            September 30, December 31,
                                                2008          2007

Note payable to a finance company, due
  in monthly installments of $459,
  including interest at 7.99% per annum,
  to August 2009; secured by a vehicle
  carried at a net book value of $10        $  5          $  9

Note payable to a bank, due in monthly
  installments of $505, including
  interest at 7.75% per annum, to June
  2011; secured by a vehicle carried
  at a net book value of $17                  15            18

Total long-term debt                          20            27
    Less: Current portion                    (10)          (10)
Long-term portion                           $ 10          $ 17

	NOTE 7 - SEGMENT INFORMATION

	  The Company's continuing operations are grouped into three segments:
(a) operations which generate electricity from recovered methane gas, (b) operations which perform maintenance, remediation, closure, post-closure and related services on landfill sites, and (c) corporate and other. Corporate and other includes selling, general and administrative expenses not specifically allocable to the other segments. Corporate assets are represented primarily by cash and cash equivalents, marketable securities and real estate held for investment and sale. Financial information by segment for the nine months ended September 30, 2008 and 2007 follows.

(table in $000's)          Electricity  Environmental Corporate
                           Generation     Services    and Other   Total

2008
  Gross operating revenues    $  573       $  623     $    -    $ 1,196
  Eliminations (a)                -          (623)         -       (623)
  Net operating revenues         573           -           -        573
  Depreciation expense            37           30           6        73
  Income (loss)
    from operations (b)          226         (363)     (1,350)   (1,487)
  Capital expenditures            41           16           1        58

2007
  Gross operating revenues    $  400       $  745      $   -    $ 1,145
  Eliminations (a)                -          (745)         -       (745)
  Net operating revenues         400           -           -        400
  Depreciation expense            37           19           6        62
  Income (loss)
    from operations (b)          153         (297)     (1,271)   (1,415)
  Capital expenditures             2          225           5       232

	(a) Eliminations include intercompany sales, billings to the Kinsley's Escrow and fees received in conjunction with the Kinsley's Landfill re-grading project.

       (b) Income (loss) from operations of the Environmental Services segment includes accretion expense of $252,000 and $274,000 for the period in 2008 and 2007, respectively.

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

Results of Operations

Results for the nine months ended September 30, 2008 and 2007

	Consolidated net operating revenues were $573,000 for the nine months ended September 30, 2008, an increase of $173,000 or 30%, compared to $400,000 reported for the period ended in 2007. Consolidated operating revenues by business segment for the nine months ended September 30, 2008 and 2007 were as follows (table in $000):
                                        2008       2007

          Environmental Svcs.         $  623     $  745
          Electricity Generation         573        400
          Subtotal                     1,196      1,145
          Eliminations                  (623)      (745)
          Net Operating Revenues      $  573     $  400

	The environmental services segment provides construction, remedial and maintenance services at landfills, commercial and industrial sites, and manages methane gas recovery operations. The environmental services segment reported $623,000 of gross operating revenues for the period in 2008 (prior to eliminations) compared to $745,000 for the period in 2007.

	The Company's environmental services segment performs post-closure activities on landfills previously operated by the Company's subsidiaries. Post-closure work performed on a landfill owned by the Company, the Kinsley's Landfill, is submitted for reimbursement to a restricted escrow account established to finance the post-closure activities at the site (the "Kinsley's Escrow") (see Notes 3 and 5 to the Company's Consolidated Financial Statements). The Company billed the Kinsley's Escrow approximately $609,000 and $725,000 for post-closure maintenance performed during the nine months ended September 30, 2008 and 2007, respectively.

	The Company is also re-grading a section of the Kinsley's Landfill in accordance with a plan approved by the New Jersey Department of Environmental Protection ("NJDEP"). The re-grading plan calls for the use of both recycled and non-recycled materials to fill and re-contour the areas of the mound containing depressions. The Company receives a fee to accept certain of the recycled materials. The costs incurred for re-grading activities shall be paid from such fees. However, costs incurred for re-grading activities in excess of such fees, if any, will be submitted to NJDEP for reimbursement from the Kinsley's Escrow. The Company intends to utilize recycled materials to the fullest extent possible in order to minimize the amount of re-grading costs paid from the Kinsley's Escrow, if any. The Company competes with certain landfills and development projects for the revenue producing materials on the basis of the fee imposed for accepting the materials and transportation cost, and must obtain NJDEP approval prior to utilizing material from a new source. The gross revenue reported for the environmental services segment for the period in 2007 includes $12,000 from such fees (see Note 5). The decline in the revenue associated with the recycled material during 2008 and the latter part of 2007 is due to competition for such materials from nearby re-development projects and delays in the receipt of approvals of materials from the NJDEP. The competition from such projects may continue to limit the quantity of the fee producing materials obtained by the Company as well as impact the associated fee. The NJDEP recently approved modifications to the Company's re-grading plan intended to expedite NJDEP approval of materials from new sources and address certain modifications to the plan proposed by NJDEP during July 2007.

	Billings to the Kinsley's Escrow and for services provided to members of the consolidated group, and the fees received in conjunction with the re-grading project, are eliminated in the calculation of net operating revenue. The Company is continuing its efforts to expand the customer base of the environmental services segment to additional entities beyond the consolidated group.

	Revenues from the segment that generates electricity using methane gas as fuel were approximately $573,000 and $400,000 for the nine months ended September 30, 2008 and 2007, respectively. Methane gas is a component of the gas generated by landfills. The electricity generating facility is located at the Kinsley's Landfill and consists of four trailer mounted diesel engine/electricity generator units ("Gen-set(s)") each capable of generating approximately 11,000 kilowatt hours ("kWh") per day when operating at 85% capacity. Three of the four Gen-sets were available for operations during the period in 2008 and 2007, subject to routine repairs and maintenance. The fourth Gen-set requires major repairs which have been deferred. Electricity generated is sold pursuant to a contract with a local utility. Revenues are a function of the number of kWh sold, the rate received per kWh and capacity payments. The Company sold 6.24 million kWh during the nine months ended September 30, 2008 compared to 5.78 million kWh sold in the period of the prior year. The average combined rate (kWh and capacity payments) received per kWh for the nine months ended September 30, 2008 and 2007 equaled $.0912 and $.0692, respectively. The kilowatt hours produced during the period in 2007 was adversely impacted by a failure in the operation's switch gear. The facility did not generate power for approximately 41 days as temporary equipment was located and installed. Engineering studies indicate that the quantity of gas generated by the landfill is declining but project sufficient landfill gas to continue the operation of three of the existing Gen-sets through 2011 and two of the existing Gen-sets for the period of 2012 through 2017. Elements of the landfill gas are more corrosive to the equipment than traditional fuels, resulting in more off-line hours dedicated to repair and maintenance than with equipment utilizing traditional fuels.

Cost of Operations

	Consolidated direct operating costs for the nine months ended September 30, 2008 were $355,000, an increase of $131,000 or 58% when compared to $224,000 reported for the period in 2007. The direct operating costs related to the environmental services segment for the period in 2008 and 2007 incurred for the intercompany transactions described above were eliminated in consolidation. Approximately $23,000 of the reported direct operating costs for the period in 2008 are attributable to unabsorbed overhead costs of the environmental services segment. The direct operating costs attributable to the electricity generating segment for the period in 2008 and 2007 were $332,000 and $224,000, respectively. The increase in operating costs in 2008 is primarily due to repairs made to one Gen-set beyond routine repairs and maintenance.

	Consolidated selling, general and administrative expenses for the nine months ended September 30, 2008 and 2007 were $1,461,000 and $1,317,000, respectively. Components of selling, general and administrative expenses for the nine months ended September 30, 2008 and 2007 were as follows
(table in $000):

                                           2008       2007
  Legal expenses                         $  433     $  302
  Other professional fees                   103        157
  Non-operating subsidiary expenses          41         40
  All other administrative expenses         884        818
    Total                                $1,461     $1,317

	Legal expenses reported for the period in 2008 and 2007 include approximately $147,000 and $169,000, respectively, of fees for matters related to the Company's landfills or the remediation of sites to which the Company has been named a potentially responsible party ("PRP") or possible PRP. Such fees in the period in 2008 were primarily attributable to matters related to the Kin-Buc Landfill and the SCP Site which are discussed below. The increase in legal expenses for other matters is primarily attributable to the Company's challenge of attempts by two municipalities to encumber certain real property owned by the Company (see
Part II, Item 1. Legal Proceedings). Other professional fees include fees due to accountants, engineers, consultants and a director. Other professional fees for the period in both years include fees for services associated with documentation and evaluation of the Company's financial reporting controls as required pursuant to the Sarbanes-Oxley Act of 2002. The costs incurred by the non-operating subsidiaries, consisting primarily of insurance premiums, franchise, corporate and real estate taxes, aggregated approximately $41,000 and $40,000 for the period in 2008 and 2007, respectively. All other administrative expenses increased $66,000 to $884,000 for the period in 2008 from $818,000 for the period in 2007. This increase was primarily attributable to the cost of employee compensation and benefits, and general operating expenses. The Company also incurred legal and other professional fees, and administrative expenses, during the course of evaluating businesses for possible acquisition.

	Consolidated accretion expense recognized on the Company's asset retirement obligation for landfill post-closure costs was $252,000 and $274,000 for the nine months ended September 30, 2008 and 2007, respectively.

Loss from Operations

	The Company's consolidated loss from operations for the nine months ended September 30, 2008 increased to $1,487,000 from a loss of $1,415,000 reported for the period in 2007.

Other Income (Expense)

	Consolidated investment income was $67,000 for the nine months ended September 30, 2008 versus $136,000 reported for the period in 2007.

	Consolidated investment income earned on the restricted escrow account dedicated to the funding of the Company's landfill post-closure costs was $330,000 and $224,000 for the nine months ended September 30, 2008 and 2007, respectively.

	Consolidated interest expense was $2,000 for both the nine months ended September 30, 2008 and 2007.

	Consolidated rental income is reported net of related expenses and was $8,000 and $6,000 for the nine months ended September 30, 2008 and 2007, respectively. Income included in this category consists of royalty payments, reported net of commission, received from the lessee of certain of the Company's real property situated beneath the lessee's landfill and income earned from the rental of certain of the Company's property.

	Proceeds from insurance claims of $58,000 and $56,000 reported for the nine months ended September 30, 2008 and 2007, respectively, represents proceeds received from claims filed against certain of the Company's insolvent excess insurance carriers. See "Liquidity and Capital Resources
- Insurance Claims for Past Remediation Costs" for further discussion of this issue.

	Consolidated net miscellaneous income for the nine months ended September 30, 2008 and 2007 was $18,000 and $40,000, respectively. The amount reported for the period in 2008 includes a partial refund, $17,000, of expenses paid toward the 2004 settlement of litigation regarding the Chemsol (a/k/a Tang) Superfund Site. The income reported for the period in 2007 includes $40,000 received in settlement of litigation initiated by the Company to recover a portion of the costs incurred during the Company's evaluation of a business for possible acquisition.

Loss before Income Tax Benefit

	The consolidated loss before income tax benefit was $1,008,000 for the nine months ended September 30, 2008, compared to a loss of $995,000 for the period in 2007.

Income Tax Benefit

	The provision for federal and state income tax benefit for the nine months ended September 30, 2008 and 2007 equaled $261,000 and $298,000, respectively. The Company recognized federal income tax benefit for the periods due to its ability to carry-back net operating losses to 2006 and 2005, respectively, for credit against federal income taxes paid with respect to such years.

Net Income (Loss)

	Net loss for the nine months ended September 30, 2008 was $747,000 or $.25 per share, compared to a net loss of $657,000 or $.22 per share, for the nine months ended September 30, 2007.


Results for the three months ended September 30, 2008 and 2007

	Consolidated net operating revenues were $201,000 for the three months ended September 30, 2008, an increase of $12,000 or 6%, compared to $189,000 reported for the period ended in 2007. Consolidated operating revenues by business segment for the three months ended September 30, 2008 and 2007 were as follows (table in $000):
                                        2008       2007

          Environmental Svcs.         $  186     $  209
          Electricity Generation         201        189
          Subtotal                       387        398
          Eliminations                  (186)      (209)
          Net Operating Revenues      $  201     $  189

	The environmental services segment reported $186,000 of gross operating revenues for the period in 2008 (prior to eliminations) compared to $209,000 for the period in 2007. Billing to the Kinsley's Escrow for post-closure work performed on the Kinsley's Landfill was approximately $177,000 and $205,000 during the three months ended September 30, 2008 and 2007, respectively. Billings to the Kinsley's Escrow and for services provided to members of the consolidated group, are eliminated in the calculation of net operating revenue.

	Revenues from the segment that generates electricity were approximately $201,000 and $189,000 for the three months ended September 30, 2008 and 2007, respectively. The Company sold 2.16 million kWh during the three months ended September 30, 2008 compared to 2.43 million kWh sold in the period of the prior year. The average combined rate (kWh and capacity payments) received per kWh for the three months ended September 30, 2008 and 2007 equaled $.093 and $.078, respectively. The kilowatt hours produced during the period in 2008 was adversely impacted by repairs required on one Gen-set beyond routine repairs and maintenance.

Cost of Operations

	Consolidated direct operating costs for the three months ended September 30, 2008 were $134,000, an increase of $63,000 or 89% when compared to $71,000 reported for the period in 2007. The direct operating costs related to the environmental services segment for the period in 2008 and 2007 incurred for the intercompany transactions described above were eliminated in consolidation. Approximately $6,000 of the reported direct operating costs for the period in 2008 are attributable to unabsorbed overhead costs of the environmental services segment. The direct operating costs attributable to the electricity generating segment for the period in 2008 and 2007 were $128,000 and $71,000, respectively. The increase in operating costs reported for the period in 2008 is primarily attributable to repairs made to one Gen-set as mentioned above.

	Consolidated selling, general and administrative expenses for the three months ended September 30, 2008 and 2007 were $433,000 and $450,000, respectively. Components of selling, general and administrative expenses for the three months ended September 30, 2008 and 2007 were as follows (table in $000):
                                           2008       2007
  Legal expenses                         $  111     $   79
  Other professional fees                    24         74
  Non-operating subsidiary expenses          12         11
  All other administrative expenses         286        286
    Total                                $  433      $ 450

	Legal expenses reported for the period in 2008 and 2007 include approximately $31,000 and $15,000, respectively, of fees for matters related to the Company's landfills or the remediation of sites to which the Company has been named a potentially responsible party ("PRP") or possible PRP. Such fees in the period for 2008 were primarily attributable to matters related to the Kin-Buc Landfill and the SCP Site. The increase in legal expenses for other matters is primarily attributable to the Company's challenge of attempts by two municipalities to encumber certain real property owned by the Company (see Part II, Item 1. Legal Proceedings).
The increase in other professional fees for the period in 2007 is due in part to services associated with documentation and evaluation of the Company's financial reporting controls as required pursuant to the Sarbanes-Oxley Act of 2002. The costs incurred by the non-operating subsidiaries, consisting primarily of insurance premiums, franchise, corporate and real estate taxes, aggregated approximately $12,000 and $11,000 for the period in 2008 and 2007, respectively. All other administrative expenses totaled $286,000 for the period in both 2008 and 2007. Increases in cost of employee compensation and benefits incurred for the period in 2008 were offset by decreases in general operating expenses.

	Consolidated accretion expense recognized on the Company's asset retirement obligation for landfill post-closure costs was $84,000 and $91,000 for the three months ended September 30, 2008 and 2007, respectively.

Loss from Operations

	The Company's consolidated loss from operations for the three months ended September 30, 2008 increased to $443,000 from a loss of $423,000 reported for the period in 2007.

Other Income (Expense)

	Consolidated investment income was $12,000 for the three months ended September 30, 2008 versus $34,000 reported for the period in 2007.

	Consolidated investment income earned on the restricted escrow account dedicated to the funding of the Company's landfill post-closure costs was $158,000 and $80,000 for the three months ended September 30, 2008 and 2007, respectively.

	Consolidated interest expense was $1,000 for the three months ended September 30, 2008 and less than $1,000 for the period in 2007.

	Consolidated rental income is reported net of expenses. Rental related expenses exceeded rental income for the period in 2008, resulting in a net expense of $5,000. No rental income was reported for the three months ended September 30, 2007.

	Proceeds from insurance claims of $56,000 reported for both the three months ended September 30, 2008 and 2007 represents proceeds received from claims filed against certain of the Company's insolvent excess insurance carriers. See "Liquidity and Capital Resources - Insurance Claims for Past Remediation Costs" for further discussion of this issue.

	Consolidated net miscellaneous income for the three months ended September 30, 2008 was nil versus $40,000 for the period in 2007. The income reported for the period in 2007 was the amount received in settlement of litigation initiated by the Company to recover a portion of the costs incurred during the Company's evaluation of a business for possible acquisition.

Loss before Income Tax Benefit

	The consolidated loss before income tax benefit was $223,000 for the three months ended September 30, 2008, compared to a loss of $213,000 for the period in 2007.

Income Tax Benefit

	The provision for federal and state income tax benefit for the three months ended September 30, 2008 and 2007 equaled $86,000 and $42,000, respectively.

Net Income (Loss)

	Net loss for the three months ended September 30, 2008 was $137,000 or $.05 per share, compared to a net loss of $171,000 or $.06 per share, for the three months ended September 30, 2007.


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

Statement of Cash Flow

	Net cash used in operating activities for the nine months ended September 30, 2008 was $412,000 versus $1,709,000 reported for the period in 2007. The primary sources of cash from operating activities for the period in both 2008 and 2007 was cash received from customers which totaled $552,000 and $369,000, respectively. The primary use of cash from operating activities for the period in both 2008 and 2007 were payments to suppliers and employees which totaled $1,332,000 and $1,474,000, respectively. A significant use of cash in operating activities for the period in both 2008 and 2007 were federal income tax payments totaling $154,000 and $165,000, respectively, paid pursuant to the Company's Offer in Compromise discussed below. The amount of income taxes paid in 2008 is reported net of income tax refunds received in the period of $49,000. Certain post-closure maintenance costs of the Kinsley's Landfill are initially paid by the Company, such as personnel costs and other necessary materials or services for which credit terms are limited. The Company seeks reimbursement for such payments from the restricted escrow accounts dedicated to fund the post-closure costs of the Kinsley's Landfill.
Payments of landfill post-closure costs related to the Kinsley's Landfill were $697,000 and $755,000 for the period in 2008 and 2007, respectively. The amount of reimbursements received from the Kinsley's Escrow during the period in 2008 and 2007 were $1,036,000 and $84,000, respectively. Post-closure costs of the Mac Landfill are funded from the Company's general funds, and equaled $14,000 and $4,000 for the period in 2008 and 2007, respectively. See "Post-Closure Costs" below for further discussion of the Company's landfill post-closure cost obligations.

	Net cash provided by investing activities of $525,000 and $843,000 was reported for the period for 2008 and 2007, respectively. Funds provided by investing activities were utilized primarily to fund operating activities. Capital expenditures of $232,000 for the period in 2007 include $215,000 expended toward the construction of a maintenance facility at Kinsley's Landfill, and the balance for miscellaneous equipment. Financing activities used $7,000 and $11,000 of cash for the period in 2008 and 2007, respectively, for payment of vehicle financing.

	As a result of these activities, funds held by the Company in the form of cash and cash equivalents increased $106,000 for the nine months ended September 30, 2008 from December 31, 2007, versus a decrease of $877,000 in cash and cash equivalents reported for the period in the prior year. The sum of cash, cash equivalents and marketable securities as of September 30, 2008 decreased to $3,764,000 from $4,228,000 reported as of December 31, 2007.

	Working capital equaled $3,738,000 and $4,184,000 as of September 30, 2008 and December 31, 2007, respectively, and the ratio of current assets to current liabilities was 2.9 to 1 as of September 30, 2008 versus 3.3 to 1 as of December 31, 2007.

Taxes

	As of September 30, 2008, the Company owes the United States Internal Revenue Service (the "Service") $778,000 for income taxes pertaining to taxable years 1980-88 and certain issues from taxable years 1989-91. This amount is payable in installments pursuant to the Offer in Compromise (the "Offer") proposed by the Company and accepted by the Service during July 2004. The Offer committed the Company to pay a total of $2,490,000 in satisfaction of the assessed federal income taxes and interest of approximately $4,800,000. A payment of $810,000 was made during October
2004 and the balance due is being paid in monthly installments over nine years as follows: (a) $18,230 per month for each of the forty-eight months beginning August 2004, and (b) $13,416 per month for each of the sixty months beginning August 2008. The total of the installments paid from inception through September 30, 2008 equals approximately $902,000. Approximately $161,000 is due in each of the five years subsequent to September 30, 2008. The Service does not impose interest on amounts payable pursuant to the Offer. The Company is permitted to receive refunds of prior tax overpayments and from the carry-back of losses. Should the Company default in any of the terms of the Offer, the Service may initiate suit to impose one or more remedies available to it, including the reinstatement of the total amount previously assessed and/or impose interest.

Post-Closure Costs

	As of September 30, 2008, the Company has accrued approximately $8.4 million for its estimated share of post-closure costs related to two of the Company's former landfill operations; the Kinsley's Landfill and Mac Landfill. Approximately $6.6 million is held in a restricted escrow account to provide funding of the post-closure costs of the Kinsley's Landfill (see Note 3 to the Company's Consolidated Financial Statements). All disbursements from the restricted escrow account must be approved by the NJDEP. The timing of NJDEP's approval of outstanding requests for reimbursement from such escrow has been unpredictable. See Note 5 to the Company's Consolidated Financial Statements for further discussion of the Company's landfill post-closure cost obligations.

	The thirty-year post-closure care period for the MAC Landfill was to expire on June 7, 2008. On June 3, 2008 the NJDEP notified the Company of its decision to temporarily extend the post-closure care period until such time the NJDEP performs a re-evaluation and re-assessment of conditions at the landfill. The NJDEP has requested certain environmental data concerning the landfill for such purpose. The NJDEP intends to then determine what further actions, if any, will be required of the Company. Because of the nature, scope and timing of NJDEP's decision and information request, the Company has requested an administrative hearing to contest certain aspects of NJDEP's decision including the extension of the post-closure care period. As of September 30, 2008, the Company has an accrual of $3,000 remaining for post-closure care at this site. Annual post-closure costs related to the MAC Landfill approximated $10,000 and $13,000 for the years ended December 31, 2007 and 2006.

Contingent Environment Liabilities

	During November 2004, the Company along with fourteen other potentially responsible parties were named as respondents to an Unilateral
Administrative Order issued by the United States Environmental Protection Agency ("EPA")regarding the Scientific Chemical Processing Superfund Site
(the "SCP Site") located in Carlstadt, New Jersey, which has been undergoing remediation pursuant to Unilateral Administrative Order issued in 1990. The November 2004 Unilateral Administrative Order seeks contribution toward the remediation of an area designated Operable Unit 2, estimated to cost $7.5 million, and $2.0 million of past oversight and administrative costs, from the fifteen respondents and a group of sixty nine other potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). The Company ceased operations of a solvents recovery facility at the site in 1970. The Company, together with the property owner, have contributed cash and proceeds from insurance settlements toward the remediation of the SCP Site. Such contributions total $16.4 million through September 30, 2008, plus interest earned thereon, which the Company believes should satisfy the share of remediation costs which could be found attributable to the Company for the SCP Site and any contamination or damage caused offsite. During October 2007 the Company filed a motion in a previously reported action requesting the Superior Court to compel the group of potentially responsible parties controlling the remediation of the SCP Site to provide the Company with an accounting of the use of the $16.4 million contributed by the Company toward the remediation of the SCP Site. The motion was denied by the Court during January 2008, and in response the Company filed an appeal of the Superior Court's decision.

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

      The Kin-Buc Landfill, located in Edison, New Jersey, was operated on property both owned and leased by the Company's subsidiary, Kin-Buc, Inc. ("Kin-Buc"). Operations at the Kin-Buc Landfill ceased in 1977. The operation and maintenance of remedial measures implemented at the Kin-Buc Landfill continue pursuant to the provisions of Administrative Orders issued by the EPA to the Company and other respondents, including SCA Services, Inc. ("SCA"), an affiliate of Waste Management, Inc. ("WMI"). As part of a December 1997 settlement of lawsuits related to the allocation of costs of remediation of the Kin-Buc Landfill, SCA agreed to defend and indemnify Transtech, Kin-Buc and another subsidiary, Filcrest Realty, Inc. ("Filcrest") from claims by non-settling non-municipal waste and municipal waste potentially responsible parties in the litigation. SCA also agreed to defend and indemnify the Company from certain liabilities in connection with the remediation of the Kin-Buc Landfill substantially relieving the Company from those future obligations with respect to the site. However, the Company remains a responsible party under the Administrative Orders issued by the EPA discussed above, and continues to incur administrative and legal costs for issues and activities related to the site.

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

Real Property

	On December 10, 2007 the Mayor and Town Council of the Township of Deptford, N.J. (the "Township") approved a resolution designating an area, including approximately 342 acres of the Company's property and 60 acres the Company sold in 2006 pursuant to a contract with BWF Development, Inc. ("BWF"), as an area in need of redevelopment in accordance with New Jersey Statute 40A:12A-5. This action follows the Township's Planning Board's August 8, 2007 approval of the study prepared by the Township's planner entitled "Five Points Study Area, Preliminary Investigation: Determination of an Area in Need of Redevelopment" (the "Five Points Study"). The Five Points Study concluded that the subject area (the "Five Points Study Area") should be designated a redevelopment area pursuant to the New Jersey Local Housing and Redevelopment Law. During September 2007, two subsidiaries of Transtech commenced litigation entitled Kinsley's Landfill, Inc., and Birchcrest, Inc. v. Planning Board of the Township of Deptford (No. L-001536-07) in the Superior Court of New Jersey, Law Division, Gloucester County. During December 2007, the complaint was amended to include The Township of Deptford, Benderson Properties, Inc. and certain of its affiliates as defendants. The suit seeks, among other remedies, to reverse and set aside the Township's Planning Board approval of the 2007 study prepared by the Township's planner. See Part II, Item 1. Legal Proceedings, Five Points Redevelopment Zone, for a discussion of this matter.

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

Insurance Claims for Past Remediation Costs

	In February 2002, the Company consummated an October 2001 settlement of litigation it had commenced in 1995 against its excess insurers who provided coverage during the period of 1965 through 1986 (the "Lloyds Suit"). Many of the non-settling insurance companies are insolvent, however the estates of some of these insolvent companies have sufficient assets to make a partial contribution toward claims filed by the Company. During the nine months ended September 30, 2008, the Company received $58,000 of proceeds related to claims filed against the estates of insolvent insurers. As of September 30, 2008, the Company has resolved claims against its excess insurers representing approximately 98% of the value assigned to the coverage provided under the policies that were the subject of the Lloyds Suit. The October 2001 Settlement Agreement released and terminated all rights, obligations and liabilities of the settling excess insurers and the Company with respect to the subject insurance policies. The Company had previously reached settlement of claims made against the majority of its primary insurers for the period of 1965 through 1986 as well, agreeing to forego future claims against the policies in conjunction with the settlements.

TRANSTECH INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION, Cont'd

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

          Not Applicable.

Item 4.   CONTROLS AND PROCEDURES

          Not Applicable.


Item 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

	The Company's management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and the principal financial officer of the Company concluded that as of September 30, 2008, the design and operation of the Company's disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the principal executive officer and principal financial officer) in a timely manner, and
(ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

SCA & SC Holdings, Inc.

	 As previously reported, in conjunction with the 1997 settlement of the litigation related to the Kin-Buc Landfill previously disclosed, the Company agreed to allow SCA to claim against a portion of the proceeds, arising from its lawsuit against its excess insurance carriers, discussed above. The maximum amount which could be found to be payable to SCA from the Lloyds
Suit settlement proceeds, $3.5 million, was placed directly into escrow until the amount of such obligation is determined in accordance with the terms of the 1997 settlement. The amount payable to SCA pursuant to such terms had been in dispute since March 2002, culminating in the filing of an appeal of an October 2005 ruling in favor of SCA by the United States
District Court for the District of New Jersey.

	The Company filed the appeal of the District Court's ruling with the United States Court of Appeals for the Third Circuit (No. 05-5246) in December, 2005, and oral arguments were made before the Court during January 2008. The Appeals Court rendered its decision on March 24, 2008 affirming the District Court's decision. The Company petitioned for a rehearing of this decision with the Appeals Court on April 9, 2008. On June 24, 2008, the Appeals Court denied the Company's petition. The Company, on advice from counsel, decided not to challenge the Appeals Court decision which would have required a hearing before the U.S. Supreme Court.

	The $3.5 million, plus accumulated interest, was placed in escrow and not reflected on the Company's financial statements; therefore the Court's decision will not adversely impact the Company's financial statements. The Company will recognize income equal to the amount of the escrow remaining after payment of the $3.5 million, plus interest earned from February 14, 2004, to SCA. Such income, estimated at approximately $65,000, and subject to adjustment, will be recognized in the period the amount is determined and released from escrow.

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

	During September 2007, two subsidiaries of Transtech commenced litigation entitled Kinsley's Landfill, Inc., and Birchcrest, Inc. v. Planning Board of the Township of Deptford (No. L-001536-07) in the Superior Court of New Jersey, Law Division, Gloucester County. During December 2007, the complaint was amended to include The Township of Deptford, Benderson Properties, Inc. and certain of its affiliates as defendants. The suit seeks, among other remedies, to reverse and set aside the Township's Planning Board approval of the 2007 study prepared by the Township's planner. The suit is ongoing.

Edison Township Property

The Company's wholly owned subsidiary, Filcrest Realty, Inc. owns approximately 53 acres of undeveloped property in Edison Township, N.J. Edison Township requested that Filcrest Realty, Inc. grant it an easement on a portion of this property to install a shoreline walkway on certain lots situated along the Raritan River. This property was included in the area remediated pursuant to Administrative Orders issued by the EPA (see discussion of Contingent Environmental Liabilities in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Operations, Liquidity). The Company denied the Township's request believing the structure and location proposed by the Township will adversely impact the value of that entire tract which totals approximately 15 acres. The Township's appraiser set the value of the easement at $15,000 which the Company regards as too low. The Company has offered to sell the 15 acres to the Township. During April 2008 the Township of Edison brought suit against the Company in the Superior Court of New Jersey entitled Township of Edison
v. Filcrest Realty, Inc. (No. MID-L-02173-08) to commence condemnation proceeding on the 0.48 acres for which the easement is sought. The Company filed its objections with the Superior Court during May 2008. On June 23, 2008 the Superior Court ruled in favor of the Township, authorizing it to acquire, by eminent domain, an easement over the shore-line property. On August 5, 2008, the Company filed an appeal of the Superior Court's decision with the Appellate Division entitled Township of Edison v. Filcrest Realty, Inc. (No, A-005891-07T2). The Company also filed a motion with the Superior Court to stay further action by the Township pending outcome of the appeal on August 8, 2008. Such motion was denied during September 2008. The appeal is ongoing.

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



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  November 14, 2008     By:  /s/ Robert V. Silva
                                  Robert V. Silva, President
                                  and Chief Executive Officer
                                 (Principal Executive Officer)

                                              and


Date:  November 14, 2008     By:  /s/ Andrew J. Mayer, Jr.
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary
                                 (Principal Financial and
                                  Accounting Officer)