Form 10-K
period 2008-12-31
TRANSTECH INDUSTRIES INC
filed 2009-04-15
CIK 87799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
     For the fiscal year ended December 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from_______to___________

     Commission file number: 000-06512

TRANSTECH INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

                    Delaware                               22-1777533
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)              Identification No.)

 200 Centennial Avenue, Suite 202, Piscataway, New Jersey      08854
      (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (732) 564-3122

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Exchange Act:

Common Stock, $.50 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.       Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant(l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.      Yes [X] No
[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer []          Accelerated filer []
Non-accelerated filer []            Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [X]

	As of the last day of the second fiscal quarter of 2008, the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $198,000.

	At April 14, 2009 the issuer had outstanding 2,979,190 shares of Common Stock, $.50 par value. In addition, at such date, the registrant held
1,885,750 shares of Common Stock, $.50 par value, in treasury.

	DOCUMENTS INCORPORATED BY REFERENCE:

	Annual report to security holders for the fiscal year ended December 31, 2008 is incorporated by reference into Part II of this Form 10-K with respect to Items 5, 7 and 8 of such Part II.

TRANSTECH INDUSTRIES, INC.
AND SUBSIDIARIES

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008
CROSS-REFERENCE SHEET
PURSUANT TO FORM 10-K GENERAL INSTRUCTION G(4)

Part/Item           Form 10-K Heading      Reference Material

   II/5       Market for Registrant's
              Common Equity, Related
              Stockholder Matters and
              Issuer Purchases of           Annual Report to
              Equity Securities.            security holders
                                            (1), page 63

   II/7       Management's Discussion and   Annual Report to
              Analysis of Financial         security holders
              Condition and Results         (1), pages 3 to 19
              Of Operations.

   II/8       Financial Statements and      Annual Report to
              Supplementary Data.           security holders
                                            (1), pages 20 to
                                            25



(1) Annual Report to Stockholders, attached as Exhibit 13 to this Form
10-K

	TRANSTECH INDUSTRIES, INC.
	AND SUBSIDIARIES
	________________

	FORM 10-K
	FOR THE YEAR ENDED DECEMBER 31, 2008

	Table of Contents
	Page(s)
Part I,	Item 1.	Business.               	       5 - 18
  "	Item 1A.	Risk Factors.                      18
  "	Item 1B.	Unresolved Staff Comments.	   18
  "	Item 2.	Properties.               	      19 - 23
  "	Item 3.	Legal Proceedings.	              24 - 30
  "	Item 4.	Submission of Matters to a Vote
		of Security Holders.	                   30

Part II,Item 5.	Market for Registrant's Common
		Equity, Related Stockholder
		Matters and Issuer Purchases
		of Equity Securities. 	                   31
  "	Item 6.	Selected Financial Data.	           31
  "	Item 7.	Management's Discussion and
		Analysis of Financial Condition
		and Results of Operations.	           31
  "	Item 7A.Quantitative and Qualitative
		Disclosures About Market Risk.	           31
  "		Item 8.	Financial Statements and
		Supplementary Data.	                   31
  "	Item 9.	Changes In and Disagreements
	        with Accountants on Accounting
		and Financial Disclosure.	           31
  "	Item 9A.Controls and Procedures. 	           31
  "	Item 9A(T).Controls and Procedures.	      31 - 33
  "	Item 9B.Other Information.	                   33

Part III, Item 10.Directors, Executive Officers
	and Corporate Governance.	              34 - 37
  "	Item 11.Executive Compensation.	              38 - 41
  "	Item 12.Security Ownership of Certain
		Beneficial Owners and Management
		and Related Stockholder Matters.      42 - 44
  "	Item 13.Certain Relationships and Related
		Transactions, and Director
		Independence.	                           45
  "	Item 14.Principal Accountant Fees
		and Services. 	                      45 - 46

Part IV,Item 15.Exhibits and Financial Statement
		Schedules.	                           47

Signatures			                           48

Exhibit Index	 		                      49 - 52


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

	The Company consists of the parent company, Transtech, two operating subsidiaries and 19 inactive subsidiaries. Transtech is a public holding company which manages its investments and subsidiaries. The operations of the subsidiaries include an electric power generation segment and an environmental services segment (see "Continuing Operations" below).

	At December 31, 2008, the Company employed 11 persons on a full-time basis.

	The Company and certain subsidiaries were previously involved in the resource recovery and waste management industries. These activities ended in 1987 and included the operation of three landfills and a solvents recovery facility. Although these sites are now closed, the Company remains a potentially responsible party with respect to the sites, and has incurred substantial costs associated with the remediation and post-closure maintenance of the sites and with the landfills it previously operated. The Company has also incurred significant legal and administrative expenses with respect to litigation, and legal and administrative proceedings related to its past activities in the resource recovery and waste management industries as the liability for remediation of sites that the Company previously operated or was named as a potentially responsible party were being sorted-out among all potentially responsible parties through extensive and complex litigation that involved a developing body of environmental law. See "Prior Operations" below and Part I, Item 3, Legal Proceedings for further discussion regarding these sites.

	In order to pay its mounting legal costs and remediation obligations, the Company divested a number of its more significant businesses during the period of 1986 through 1996. During the period of 1992 through 2002, the Company consummated settlements of its claims against certain insurance carriers and excess insurance carriers for a total of approximately $29.4 million, and received a total of $5.1 million during 2005 and 2006 from claims filed against the estates of certain insolvent excess insurers. The Company has also sold portions of its dormant real estate during 1992, 1997 and 1998 totaling approximately 678 acres for approximately $2.0 million, and in 2006, completed the sale of approximately 60 acres of real property for approximately $2.2 million(see Part I, Item 2). Legal expenses reported for 2008 and 2007 include approximately $164,000 and $215,000, respectively, of fees for matters related to the Company's landfills or the remediation of sites to which the Company has been named as a potentially responsible party ("PRP") or alleged to be a PRP.

	The Company's past participation in the waste handling and disposal industries also subjects the Company to future events or changes in environmental laws or regulations, that cannot be predicted at this time, which could result in material increases in remediation and closure costs, and other potential liabilities that may ultimately result in costs and liabilities in excess of its available financial resources.

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
provides landfill closure and post-closure services, and installs and manages methane gas operations. The segment has also provided construction and remedial services at commercial and industrial sites. Post-closure maintenance conducted within the State of New Jersey must be performed in accordance with regulations established and maintained by the New Jersey Department of Environmental Protection ("NJDEP"). The United States Environmental Protection Agency ("EPA") has jurisdiction if a site is listed on the National Priorities List. Substantially all of the environmental services segment's gross revenues for the years ended December 31, 2008 and 2007 of $737,000 and $933,000, respectively, were for services to other members of the consolidated group, and therefore eliminated in consolidation. The segment's gross-operating revenue represented approximately 52% and 64% of the Company's consolidated gross-operating revenues for 2008 and 2007, respectively.

	The Company's environmental services segment performs post-closure activities on sites previously operated by the Company's subsidiaries.
Work performed on a landfill owned by the Company, the Kinsley's Landfill, is submitted for reimbursement to a restricted escrow account established to finance the closure activities at the site (the "Kinsley's Escrow").
The gross-operating revenue reported above includes billings to the Kinsley's Escrow of approximately $713,000 and $911,000 for post-closure work performed during the years ended December 31, 2008 and 2007, respectively. All reimbursements from the Kinsley's Escrow must be approved by the NJDEP. The Company is also re-grading areas of the Kinsley's Landfill in accordance with a plan approved by the NJDEP. The re-grading plan calls for the use of both recycled and non-recycled materials to fill and re-contour the areas of the landfill containing depressions. The Company receives a fee to accept certain of the recycled materials. The costs incurred for re-grading activities shall be paid from such fees. Costs incurred for re-grading activities in excess of such fees, if any, will be submitted to NJDEP for reimbursement from the Kinsley's Escrow.
The Company intends to utilize recycled materials to the fullest extent possible in order to minimize the amount of re-grading costs paid from the Kinsley's Escrow, if any. The Company competes with certain landfills and development projects for the revenue producing materials on the basis of the fee imposed for accepting the materials and transportation cost, and must obtain NJDEP approval prior to utilizing material from a new source unless such material has been previously approved for such purposes. The gross revenue reported for the environmental services segment for the year ended December 31, 2007 includes $12,000 from such fees. The decline in the revenue associated with the recycled material during 2008 and the later part of 2007 is due to competition for such materials from a nearby re-development project and delays in the receipt of approvals of materials from the NJDEP. The competition from such projects and landfills may continue to negatively impact the quantity of the fee producing materials obtained by the Company as well as the associated fee. During 2008, the NJDEP approved modifications to the Company's re-grading plan intended to expedite NJDEP approval of materials from new sources and address certain modifications to the plan proposed by NJDEP during July 2007. Billings to the Kinsley's Escrow and for services provided to members of the consolidated group, and the fees received in conjunction with the re-grading project, are eliminated in the calculation of net operating revenue.

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

	As stated above, the post-closure maintenance work performed by the Company must be conducted in accordance with regulations established and maintained by the NJDEP. Such costs related to the Kinsley's Landfill have been charged against the accrual established for such purpose, and those related to the MAC Landfill had been charged against its related accrual, until it was exhausted during 2008, and then expensed. Legal fees and certain other third party fees incurred for assistance with addressing and complying with such regulations are expensed as incurred, and approximated $14,000 and $16,000 for the years ended December 31, 2008 and 2007.

	The environmental services segment has not incurred any cost for research and development activities during the years ended December 31, 2008 and 2007.

	Electricity Generation. 	Revenues from the operation which generates
electricity were approximately $689,000 and $537,000 for the years ended
December 31, 2008 and 2007, respectively.  Such revenues represent 48% and
36% of consolidated gross operating revenues for 2008 and 2007, respectively, and 100% of consolidated net revenues for both 2008 and 2007.
The methane gas contained in the landfill gas generated by the Kinsley's
Landfill located in Deptford, New Jersey provides the fuel for this operation.

	The electricity generating facility consists of four trailer mounted diesel engine/electricity generator units ("Gen-set(s)") each capable of generating approximately 11,000 kilowatt hours ("kWh") per day when operating at 85% capacity. Three of the four Gen-sets were available for operation during 2008 and 2007, subject to routine repairs and maintenance. The fourth Gen-set requires major repairs which have been deferred. Electricity generated is sold pursuant to a contract with a local utility which is currently renewed annually. Revenues are a function of the number of kWh sold, the rate received per kWh and capacity payments. The Company sold 8.0 and 7.5 million kWh during the year ended December 31, 2008 and 2007, respectively. The average combined rate (per kWh and capacity payment) received for the year ended December 31, 2008 and 2007 was $.086 and $.071, respectively. The amount of electricity generated by the electricity generating facility is limited by a number of factors, including, but not limited to, the volume and quality of landfill gas generated by the Kinsley's Landfill, the number of Gen-sets operating, the number of hours each Gen-set operated, air permit limitations and the ability of the local utility to accept the electricity generated. Generally speaking, the rate received by the Company reflects the market demand for electric power and the market price of fossil fuels. The combined rate received is typically higher in warmer months. Engineering studies indicate the quantity of gas generated by the landfill is declining but project sufficient landfill gas to continue the operation of three of the existing Gen-sets through 2011 and two of the existing Gen-sets for the period of 2012 through 2017. Elements of the landfill gas are more corrosive to the equipment than traditional fuels, resulting in more off-line hours dedicated to repair and maintenance than with equipment utilizing traditional fuels.

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

	The electricity generating facility is subject to air emission permitting and regulations regarding used lubricants. The professional and other third party fees incurred to address these issues approximated $1,000 in each of the years ended December 31, 2008 and 2007.

	The electricity generation segment has not incurred any cost for research and development activities for the years ended December 31, 2008 and 2007.

	Other Businesses. The other subsidiaries of the Company are inactive and hold assets consisting of cash and marketable securities, real property, inter-company receivables and contract rights.

Prior Operations

	Landfills. Three solid waste landfills were previously operated by three wholly-owned subsidiaries of the Company, either solely by the subsidiary or in partnership with a third-party. In February 1987, the landfill owned and operated by Kinsley's Landfill, Inc. ("Kinsley's") reached permitted capacity and was closed. In 1976, the landfill owned and operated by Kin-Buc, Inc. ("Kin-Buc") ceased accepting waste and, in 1977, the landfill operated by Mac Sanitary Land Fill, Inc. ("Mac") was closed. Certain federal and state environmental laws require two of the subsidiaries' to maintain and monitor the post-closure activities of the landfills they operated. Kinsley's has future obligations for the cost of post-closure monitoring and maintenance of the landfill it owns and operated (the "Kinsley's Landfill"), as does Mac for the landfill it operated on real property leased from others (the "Mac Landfill"). Post-closure monitoring and maintenance of the landfill formerly operated by Kin-Buc is performed by a third-party and is discussed below. Post-closure activities involve the final cover maintenance, methane gas control, leachate management, groundwater monitoring, surface water monitoring and control, and other operational and maintenance activities that occur after the site ceases to accept waste. The post-closure period generally runs for up to 30 years after final site closure for municipal solid waste landfills. Obligations associated with monitoring and controlling methane gas migration and emissions are set forth in applicable landfill permits and these requirements are based upon the provisions of the Clean Air Act of 1970, as amended. The Company's personnel perform the majority of the services required for its post-closure obligations.

	The impact of future events or changes in environmental laws and regulations, which cannot be predicted at this time, could result in material changes in remediation and closure costs related to the Company's past waste handling activities, possibly in excess of the Company's available financial resources.

	Kinsley's. Kinsley's Landfill, located in Deptford Township, New Jersey, ceased accepting solid waste on February 6, 1987 and commenced closure of that facility at that time. The Company's Environmental Services Segment currently performs the post-closure maintenance required at the site. The Company has accrued for the post-closure maintenance costs for the Kinsley's Landfill. Such accrual equals the present value of the estimated future post-closure costs related to a site determined in accordance with Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). Pursuant to SFAS 143 estimates of costs to discharge asset retirement obligations are developed in today's dollars. The estimated costs are inflated to the expected time of payment and then discounted back to present value. The Company's estimate of post-closure costs in current dollars were inflated to the expected time of payment using an inflation rate of 2.5%, and the inflated costs were discounted to present value using a credit-adjusted, risk-free discount rate of 4.5%. Such estimates require a number of assumptions, and therefore may differ from the ultimate outcome. Litigation and administrative costs associated with a site are expensed as incurred. Funds held in a restricted escrow account are dedicated to post-closure activities of Kinsley's Landfill. At December 31, 2008, Kinsley's has accrued $8,259,000 for post-closure care of this facility, of which $7,063,000 is held in the restricted escrow account dedicated to fund Kinsley's post-closure costs. The accrual as of December 31, 2008 is based upon estimated maintenance costs of the site's containment systems through the year 2017. The Company billed such escrow approximately $713,000 and $911,000 in 2008 and 2007, respectively, for post-closure maintenance conducted at the site.

	Mac. Mac Landfill, also located in Deptford Township, New Jersey, ceased operations in 1977 and the closure of this facility is completed. The Mac Landfill is situated on property owned by an affiliate of the General Electric Company. The Company's Environmental Services Segment currently performs the post-closure maintenance required at the site as well. The thirty-year post-closure care period for the MAC Landfill was to expire on June 7, 2008. On June 3, 2008 the NJDEP notified the Company of its decision to temporarily extend the post-closure care period until such time the NJDEP performs a re-evaluation and re-assessment of conditions at the landfill. The NJDEP has requested certain environmental data concerning the landfill for such purpose. The NJDEP intends to then determine what further actions, if any, will be required of the Company. Because of the nature, scope and timing of NJDEP's decision and information request, the Company has requested an administrative hearing to contest certain aspects of NJDEP's decision including the extension of the post-closure care period. As of December 31, 2007, the Company had $17,000 remaining of the accrual established for the estimated post-closure maintenance cost at this site. Such accrual was depleted during 2008. The Company will expense ongoing post-closure maintenance costs as incurred until the obligations of the Company with respect to the site, if any, are determined. The costs of post-closure maintenance and monitoring of the facility are funded by the Company and cost approximately $24,000 and $10,000 for the years ended December 31, 2008 and 2007, respectively.

	Kin-Buc. The landfill owned and operated by Kin-Buc (the "Kin-Buc Landfill"), located in Edison, New Jersey, was placed on EPA's National Priorities List in 1983. The Kin-Buc Landfill was operated by Kin-Buc through August 1975 on property both owned and leased by Kin-Buc. From September 1975 until the landfill ceased operations in November 1977, the landfill was managed by Earthline Company ("Earthline"), a partnership formed by Wastequid, Inc. ("Wastequid"), then a wholly-owned subsidiary of the Company, and Chemical Waste Management of New Jersey, Inc. ("CWMNJ"), a wholly-owned subsidiary of SCA Services, Inc. ("SCA") and an affiliate of Waste Management, Inc. ("WMI"). Remediation of the Kin-Buc Landfill and certain neighboring areas was performed pursuant to Administrative Orders (the "Orders") issued by EPA in September 1990 and November 1992 to 12 respondents: the Company, Kin-Buc, Earthline, Wastequid, CWMNJ, SCA, Chemical Waste Management, Inc. (an affiliate of WMI), Filcrest Realty, Inc. (a wholly-owned subsidiary of the Company) ("Filcrest"), Marvin H. Mahan (a former director, officer and former principal shareholder of the Company), Inmar Associates, Inc. (a company owned and controlled by Marvin H. Mahan)("Inmar"), Robert Meagher (a former director and officer of the Company and Inmar) and Anthony Gaess (a former director and officer of SCA) ("Gaess").

	As previously disclosed, on December 23, 1997, the Company entered into four agreements which settled a suit in the United States District Court for the District of New Jersey entitled Transtech Industries, Inc. et al. v. A&Z Septic Clean et al. (Civil Action No. 2-90-2578(HAA)) (the "Kin-Buc Cost Recovery Action") against non-municipal generators and transporters of hazardous waste disposed of at the Kin-Buc Landfill for contribution towards the cost of remediating the Landfill, earlier suits and derivative lawsuits all related to the allocation of costs of remediation. One of the December
23, 1997 agreements provided SCA's Parties commitment to defend and indemnify the Company from certain future liability for and in connection with the remediation of the site (the "1997 Settlement Agreement").

	Specifically, pursuant to indemnification provisions of the 1997 Settlement Agreement the SCA Parties are to defend and indemnify the Company from and against (i) all claims, demands and causes of action which have been made or brought, or hereafter may be made or brought, by the EPA or any other federal, state or local governmental or regulatory agency, against the Company, and (ii) all liability, loss, cost and expense (including reasonable attorneys' fees) which may be suffered or incurred by the Company, which, in the case of (i) and (ii) above, arise from (y) the Orders (except for fines or penalties levied or imposed against the Company for or on account of any of the Company' actions or omissions on or before the effective date of the 1997 Agreement), or (z) any other orders or directives, and environmental or other applicable laws, regulations or ordinances, which are directed against or relate to the Kin-Buc Landfill or any portion thereof, operations at the Kin-Buc Landfill, the remediation of the Kin-Buc Landfill (except for the fines and penalties identified in (y) above), environmental conditions at the Kin-Buc Landfill or conditions resulting from releases from the Kin-Buc Landfill. The SCA Parties are not obligated to reimburse the Company for (i) response costs paid by the Company, on or before the effective date of the 1997 Agreement, or (ii) attorney's fees, disbursements or other costs and expenses arising from the Company's prosecution, defense or settlement of the Kin-Buc Cost Recovery Action or the derivative suits paid or incurred by the Company, on or before the effective date of the 1997 Agreement.

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

	The term Kin-Buc Landfill is defined in the 1997 Settlement Agreement as the Kin-Buc Landfill together with any real property located outside the boundaries of the Kin-Buc Landfill into which hazardous substances or contaminants may have migrated or threatened to migrate from the Kin-Buc Landfill or to which hazardous substances or contaminants deposited in the Kin-Buc Landfill finally came to rest or on which hazardous substances or contaminants were deposited from the operation of the Kin-Buc Landfill.

	The Company remains a responsible party under the aforementioned Administrative Orders issued by EPA, and continues to incur administrative and legal costs complying with such Administrative Orders.

	On December 30, 2004, Transtech together with Kin-Buc, and Filcrest executed consent decrees which resolved the claims brought against the Company and others during 2002 by EPA, the New Jersey Department of Environmental Protection and New Jersey Spill Compensation Fund regarding the Kin-Buc Landfill as set forth in the consolidated cases of United States of America; New Jersey Department of Environmental Protection; and Acting Administrator, New Jersey Spill Compensation Fund v. Chemical Waste Management, Inc.; Earthline Company; Filcrest Realty, Inc.; Anthony Gaess; Inmar Associates, Inc.; Kin-Buc, Inc.; SCA Services, Inc.; SCA Services of Passaic, Inc.; Transtech Industries, Inc.; Waste Management, Inc.; and Wastequid, Inc., Civil Action No. 02-2077 (the "Lawsuit") before the U.S. District Court for the District of New Jersey (the "Court"). EPA sought payment of past response costs of $4.2 million as of July 1999, allegedly incurred with respect to the Kin-Buc Landfill. In addition, EPA sought $18.1 million for penalties for delays allegedly experienced in completing the remediation pursuant to the Orders. Both amounts were subject to interest. The New Jersey Department of Environmental Protection and New Jersey Spill Compensation Fund sought reimbursement of unspecified past costs allegedly incurred with respect to the Kin-Buc Landfill and for unspecified alleged Natural Resource Damages. The Court entered the consent decrees on October 18, 2005. The terms of the 1997 Settlement Agreement arguably did not provide the Company with complete indemnification against the penalties sought by EPA in this action.

	The 2004 Federal Consent Decree resolved the claims of EPA as alleged in the Lawsuit. EPA agreed to accept a $2,625,000 cash payment, plus interest from November 8, 2004, from the WMI Group in satisfaction of EPA's claims for past response costs against all defendants, including the Company. EPA agreed to resolve its claim for penalties in exchange for a cash payment of $100,000, plus interest from November 8, 2004, of which approximately
$35,000 was paid by the Company, plus additional consideration consisting of
(a) the implementation by the Company of an Open Space Preservation Project through the granting of the Conservation Easements on the Subject Property (defined below) to the Clean Land Fund ("CLF"), a third party non-profit organization, thereby preserving the Subject Property as open space in perpetuity, and through the execution of the Deeds thereby transferring title of the Subject Property to CLF, (b) the commitment by the Company to enter into a contract with CLF whereby CLF would develop and implement a Wetlands Restoration and Land Management Project, described below, for parcels of the Subject Property together with, if possible, certain neighboring properties owned or leased by third parties all in accordance with the Federal Consent Decree, and (c) an initial payment of $108,000 to CLF to fund its work related to (a) and (b) above, of which the Company paid $68,000 in December 2004, pursuant to the CLF Contract. An additional
$15,000 shall be paid to CLF, $5,000 of which shall be paid by the Company, if certain events transpire.

	The Subject Property consists of one parcel of approximately 25 acres owned by Kin-Buc upon which a portion of the Kin-Buc Landfill is situated and parcels totaling approximately 74 acres of predominately wetlands in the vicinity of the Kin-Buc Landfill owned by Filcrest. The Kin-Buc parcel and certain of the Filcrest parcels were undergoing remediation pursuant to the Orders and performed by SCA.

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

	The 2004 State Consent Decree addresses the claims of the New Jersey Department of Environmental Protection and New Jersey Spill Compensation Fund (the "NJ Agencies"). The NJ Agencies agreed to resolve their claims against the defendants in exchange for a cash payment of $110,000 from the WMI Group and the commitment of the WMI Group to perform wetlands restoration on certain property in the vicinity of the Kin-Buc Landfill, including certain parcels of the Subject Property.

	The Township of Edison owns the majority of the real property which adjoins or surrounds the Subject Property deeded to CLF by the Company in December 2004. CLF has not yet been successful in its effort to obtain the consent of the Township of Edison to incorporate portions of its land into the Wetlands Restoration and Land management Project, and to gain access to the Township's land in order to perform its obligations pursuant to the CLF contract. As a result, the implementation of the Plans has been delayed, and certain of the milestones specified within the Federal Consent Decree have not been achieved. However, EPA has been kept informed of CLF's efforts and has participated in certain negotiations between CLF and the Township of Edison. EPA has indicated that it does not, at this point, intend to impose the financial penalties discussed above.

	The construction required pursuant to the Orders was completed in 2002. In conjunction with the remediation, 26 acres of undeveloped land neighboring the site and owned by a wholly-owned subsidiary of the Company were utilized for the construction of the containment system, treatment plant and related facilities. Maintenance of remedial systems installed at the site and operation of a fluid treatment plant that was constructed to treat fluids at the site are required for a 30-year period beginning in 1995. Operation of the treatment plant and maintenance of the facilities is being conducted by an affiliate of SCA. The Company had spent in excess of $19.5 million on the remediation of the Kin-Buc Landfill and on correlative actions as a result of the remediation effort. The total cost of the construction, operations and maintenance of remedial systems over this period plus the cost of past remedial activities, was estimated at the time of the December 1997 settlement to be in the range of $80 million to $100 million.

	Other areas within the vicinity of the Kin-Buc Landfill also may become the subject of future studies due to the historic use of the area for waste disposal operations.

	Waste Handling Operations. The Company participated in the waste treatment and handling industries during the 1960s and 1970s, and has been named as a potentially responsible party ("PRP") at sites requiring remediation. The Company has been named a PRP at the following sites listed on the National Priorities List: the Scientific Chemical Processing Superfund Site, the Berry's Creek Study Area and the Chemsol Superfund Site. A discussion of these three sites follows. In addition, during the period of 2004 through 2006 the Company has been named a de minimis PRP of the Spectron Superfund Site located in Elkton, Maryland, and Ward Transformer Superfund Site located in Raleigh, North Carolina. The Company charged $84,000 to earnings in 2004 in recognition of a settlement of claims regarding the Spectron Superfund Site. Research to determine the extent of the Company's involvement with respect to the Ward Transformer site has lead to its removal from the list of potentially responsible parties during 2008.

	Scientific Chemical Processing ("SCP") Superfund Site. The site, also referred herein as the Carlstadt Site, includes the 5.9 acre property located at 216 Paterson Plank Road, in the Borough of Carlstadt, Bergen County New Jersey. Throughout the late 1960s and 1970s Inmar Associates, Inc. or its predecessor corporations held title to some or all of the SCP site. The Company had operated a solvents recovery facility at the site, and ceased operations there in 1970. The SCP site was listed on EPA's National Priorities List on September 1, 1983 and is currently vacant.

	The site's remediation is being addressed in three stages: immediate actions and two long-term remedial phases. To address the immediate threats posed by the contaminants, 55 tanks and one tank trailer were removed between 1985 and 1986. The first long-term remedial phase focuses on cleanup of the on-site, shallow ground water and soil, while the second focuses on cleanup of the deeper aquifer and off-site ground water contamination. On May 17, 1985, EPA issued notice letters to approximately 140 Potentially Responsible Parties ("PRPs") offering them the opportunity to undertake a Remedial Investigation/Feasibility Study ("RI/FS") at the SCP
site.   A group of 108 PRPs entered into an Administrative Order on Consent
(Index No. II-CERCLA-50114) for the performance of the RI/FS on September 30, 1985. On October 23, 1985, a group of 31 PRPs were issued a Unilateral Order (Index No. II-CERCLA-60102) which mandated that they fully participate in the efforts of, and cooperate with, those parties who entered the Administrative Order on Consent with EPA for performance of the RI/FS. On September 14, 1990, EPA issued a Record of Decision selecting an interim remedy for the first operable unit ("OU1"). OU1 included installation of a slurry wall, infiltration barrier, a shallow groundwater extraction system, off-site disposal of the collected groundwater, and operation and maintenance of the interim remedy. On September 28, 1990, EPA issued a Unilateral Order (Index No. II-CERCLA-00116) to 43 respondents, including the Company, requiring them to perform the OU1 remedy. The construction of the interim remedy was completed in June 1992. On August 12, 2002, EPA issued a Record of Decision selecting the remedy for the second operable unit ("OU2") at the SCP site. OU2 involves the remediation of on-site soils, a sludge area of approximately 4,000 square feet, the capping of the entire area circumscribed by the existing slurry wall, and improvements to ground water collection system and infiltration barrier. During September and November 2002, EPA notified a group of 81 PRPs, including the Company, of their potential responsibility regarding the implementation of OU2 and the reimbursement of EPA for its alleged costs. During 2004 EPA entered into a Consent Decree with 69 of the PRPs, and issued an Unilateral Order to the non-participating PRPs to co-operate with those parties under-taking the OU2 remedy. Work toward the implementation of OU2 began April 2008 and is ongoing. The investigation to determine the full extent of off-site contamination, and a feasibility study to explore various cleanup options is currently being prepared. See Part I, Item 3. - Legal Proceedings for further discussion of matters regarding the Carlstadt site.

Berry's Creek Study Area.  The Company was one of 158 recipients of a
Notice of Potential Liability and Request to Perform Remedial Investigation/Feasibility Study (the "Notice"), dated March 9, 2006, and issued by EPA regarding the contamination of the Berry's Creek Study Area (the "Creek Area") located in Bergen County, N.J, which is considered a phase of the Ventron/Velsicol Superfund Site remediation. A tributary adjacent to the SCP Site in Carlstadt, N.J. flows into Berry's Creek. The Creek Area includes the approximately seven mile long water body known as Berry's Creek, a canal, all tributaries to Berry's Creek and related wetlands. Tidal areas of the river into which Berry's Creek empties are also subject to the Notice. Each recipient of the Notice is a potentially responsible party under CERLA, and may be held liable for the cleanup of the Creek Area and costs EPA has incurred with regard to the Creek Area.
The investigation and feasibility study regarding the scope of the contamination of the Creek Area is being conducted by a group of 100 potentially responsible parties. EPA estimates field work will begin in May 2009, and the selection of the ultimate remediation methodology from alternative approaches to be proposed by the group of potentially responsible parties be made in three to five years from the present. Since no discovery has taken place concerning allegations against the Company, it is not possible to estimate the Company's ultimate liability with respect to the Creek Area.

Chemsol Superfund Site. Approximately 100 PRPs have been conducting remediation of this approximately 40 acre site, also referred herein as the Tang Site, located in Piscataway, New Jersey and owned by Tang Realty, Inc. ("Tang"), a company owned and controlled by Marvin H. Mahan (a former director and officer, and former principal shareholder of the Company).
This site was listed on EPA's National Priorities List on September 1, 1983. As of October 1990, the Company had paid approximately $4,300,000 to Tang in reimbursement for damages and actual remediation costs incurred. During November, 2001 the United States Department of Justice on behalf of EPA, filed suit against Transtech Industries, Inc. (the "Company"), entitled United States of America v. Transtech Industries, Inc., in the United States District Court, District of new Jersey (Case No. 01-5398 (WGB)), seeking reimbursement for $2,900,000 of response costs allegedly associated with the site. During April 2004 the District Court approved a consent decree resolving the claims against the Company in exchange for a $100,000 payment toward the response costs.


Part I, Item 1A.  Risk Factors.
	Not applicable.

Part I, Item 1B.  Unresolved Staff Comments.
	Not applicable.


Part I, Item 2.  Properties.

	1. A subsidiary of the Company, Filcrest Realty, Inc., owns parcels of land totaling approximately 53 acres in Edison Township, Middlesex County, New Jersey, which are currently un-improved vacant land. This property is located in the vicinity of the Kin-Buc, Inc. property (see Paragraph 5 below and Part I, Item 1. Prior Operations, Kin-Buc). Approximately 74 acres of Filcrest's property was conveyed to a third party as of December 30, 2004 in conjunction with the settlement of claims brought by EPA. Approximately 17 acres of Filcrest's remaining property has been dedicated to the remediation of areas neighboring the Kin-Buc, Inc. property. Approximately 37 acres of Filcrest's remaining property are leased to an unrelated party pursuant to a 99 year lease executed in 1981. Such lessee operated a landfill on this property through 1987. Edison Township is seeking an easement on and over certain parcels of this property, which is discussed below.

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

	5. The approximately 27 acre site owned by Kin-Buc, Inc., another subsidiary of the Company, in Edison Township, Middlesex County, New Jersey, was conveyed to a third party as of December 30, 2004 in conjunction with the settlement of claims brought by EPA. Kin-Buc, Inc. had operated a landfill on the site. At present, post-closure maintenance procedures are conducted at the site by SCA (see Part I, Item 1. Prior Operations, Kin-
Buc).

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

	7.	In December 2004 the Company entered into a one-year lease,
renewable annually, for a 120 sq. ft. office in Sarasota, Florida, which the Company allowed to expire in January 2009. The monthly rent and related charges equal approximately $1,300 per month for both 2008 and 2007.

Edison Township Property

	The Company's wholly owned subsidiary, Filcrest Realty, Inc. owns approximately 53 acres of undeveloped property in Edison Township, N.J. Edison Township has requested that Filcrest Realty, Inc. grant it an easement on 0.48 acres of this property to install a shoreline walkway on certain lots situated along the Raritan River. This property was included in the area remediated pursuant to Administrative Orders issued by the EPA (see Part I, Item 1. Business, Prior Operations, Kin-Buc). The Company has denied the Township's request believing the structure and location proposed by the Township will adversely impact the value of that entire tract which totals approximately 15 acres. During April 2008, the Township of Edison brought suit against the Company to commence condemnation proceeding on the
0.48 acres for which the easement is sought (see Part I, Item 3. Legal Proceedings, Edison Township Property).

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

Sale of Certain Property Located in Deptford, NJ.

     On October 19, 2006, Transtech Industries, Inc. ("Transtech"), and its wholly owned subsidiaries Birchcrest, Inc. ("Birchcrest") and Kinsley's Landfill, Inc. ("Kinsley's") (collectively referred herein as the "Company"), completed the sale of real property and buildings located in Deptford, N.J. pursuant to a contract with BWF Development, Inc. ("BWF"), an affiliate of Benderson Properties. The real estate sold consists of approximately 60 acres of land (45 acres usable land and 15 acres of wetlands), upon which two metal buildings and two private residences are situated. Kinsley's and Birchcrest continue to own approximately 364 contiguous acres adjacent to the property sold, of which approximately 110 acres is occupied by the closed Kinsley's Landfill.

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

	Kinsley's and Birchcrest no longer receive combined income of approximately $4,665 per month from the rental of the second metal building and one residence situated on the property sold. The second residence was unoccupied. Kinsley's also received rental income from leasing a portion of its property to a local radio station pursuant to a lease dated March 1, 1995, as amended (the "Tower Lease"). The radio station operates four transmission antennas on the leased property. Three of the towers are situated on property sold to the Buyer and one tower is situated on property retained by the Kinsley's. On October 19, 2006 Kinsley's assigned the Tower Lease to the Buyer, and entered into a lease with the Buyer for the portion of Kinsley's property upon which the one tower is situated. Rent payable to Kinsley's from the Buyer will equal 20% of future Tower Lease rent payments and 35% of the real estate tax reimbursement payable under the Tower Lease. Rent paid to Kinsley's from the Buyer for Tower Lease rent payments and real estate tax reimbursement was $6,000 for the year ended December 31, 2008. Kinsley's lease with the Buyer runs contemporaneously with the Tower Lease, which expires February 2010 and is renewable in five year increments through February 2030. No additional consideration was received by the Company for either the foregone rental income or the assignment of the Tower Lease.

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

Part I, Item 3.  Legal Proceedings.

Insurance Claims for Past Remediation Costs

	During 1995, Transtech and its wholly-owned subsidiaries Kin-Buc, Inc. and Filcrest Realty, Inc. commenced suit in the Superior Court of New
Jersey, Middlesex County, entitled Transtech Industries, Inc. et. al v. Certain Underwriters at Lloyds et al., Docket No. MSX-L-10827-95 to obtain indemnification from its excess insurers who provided coverage during the period 1965 through 1986 against costs incurred in connection with the remediation of sites in New Jersey (the "Lloyds Suit"). The defendant insurers included various Underwriters at Lloyd's, London and London Market insurance companies, First State Insurance Company and International
Insurance Company collectively referred to herein as "Defendant Insurers".

	In conjunction with the September 1995 settlement of litigation regarding the allocation of remediation costs associated with the SCP Site, the Company assigned certain of its claims for remediation costs incurred at the SCP site to a group of potentially responsible parties who were leading the remediation efforts at the SCP Site (the "SCP Cooperating PRP Group").

	During February 2002, an October 2001 settlement agreement among the Company, the SCP Cooperating PRP Group and certain Defendant Insurers was consummated (the "October 2001 Settlement Agreement"). The Company's share of the October 2001 Settlement Agreement proceeds paid during February 2002 was approximately $13,013,000 of which $3,500,000 was placed in escrow pending the outcome of litigation regarding the arbitration with SCA Services, Inc. discussed below. The October 2001 Settlement Agreement is intended to be a full and final settlement that releases and terminates all rights, obligations and liabilities of participating Defendant Insurers, the Company and the SCP Cooperating PRP Group with respect to the subject insurance policies.

	Some of the Defendant Insurers are insolvent. The estates of some of these insolvent insurers have sufficient assets to make a partial contribution toward claims filed by the Company. Pursuant to their respective liquidation plans, the estates of insolvent insurers make payments toward agreed claims based upon the amount of their recovered assets and expenditures funded from such assets. The estates may elect, based upon their financial situation, to make additional distributions toward agreed claims, however there are no assurances that distributions will be paid. As previously disclosed, during the years ended December 31, 2006 and 2005 the Company received payments totaling $600,000 and $4,514,000, respectively, with respect to settled claims against the estates of insolvent insurers.

	During the year ended December 31, 2008 the Company received supplemental distributions totaling $58,000 from the estates of two insolvent insurers. During the year ended December 31, 2007 the Company received supplemental distributions totaling $87,000 from the estates of three insolvent carriers.

	The solvent and insolvent Defendant Insurers from whom the Company has received payment represent approximately 98% of the value of the coverage provided under the policies that were the subject of the Lloyds Suit, as measured by the liability apportioned to each of the Defendant Insurers at the time of the October 2001 settlement. There is no assurance that the Company will receive future payments with respect to its claims against the Defendant Insurers.

SCA & SC Holdings, Inc.

	In conjunction with the 1997 settlement of the litigation related to the Kin-Buc Landfill discussed above (Item I, Part 1. Prior Operations, Landfills, Kin-Buc), the Company agreed to allow SCA to claim against a portion of the proceeds arising from its lawsuit against its excess insurance carriers discussed above. The maximum amount which could be found to be payable to SCA from the Lloyds Suit settlement proceeds, $3.5 million, was placed directly into escrow until the amount of such obligation was determined in accordance with the terms of the 1997 settlement. A calculation of the amount due pursuant to the 1997 Agreement was presented to SCA during March 2002. SCA subsequently notified the Company of its objection to values utilized in that calculation, contending it was owed $3.5 million. Unable to resolve the disputed issues, during August 2002 the Company and SCA submitted the dispute regarding the amount due to binding arbitration for resolution in accordance with the terms of the 1997 Agreement. On February 6, 2004 the arbitrator issued the final of three conflicting rulings, finding in favor of SCA awarding it $3.5 million.

	The Company filed a motion under the Kin-Buc Cost Recovery Action (the existing case in the United States District Court for the District of New Jersey) under which claims related to the 1997 Agreement had been addressed during February 2004 to either vacate or modify the arbitrator's award.
The arbitrator's ruling was affirmed by the District Court on October 28, 2005. In December, 2005 the Company filed an appeal of the District
Court's ruling with the United States Court of Appeals for the Third
Circuit (No. 05-5246).  The Appeals Court rendered its decision on March
24, 2008 affirming the District Court's decision. The Company then petitioned for a rehearing of this decision with the Appeals Court on April
9, 2008. On June 24, 2008, the Appeals Court denied the Company's petition. The Company, on advice from counsel, decided not to challenge the Appeals Court decision which would have required a hearing before the U.S. Supreme Court.

	Given the $3.5 million, plus accumulated interest, was placed in escrow and not reflected on the Company's financial statements, the Court's decision resulted in no impact on the Company's financial statements. The
$3.5 million was released to SCA during 2008. The interest earned from February 14, 2004 was due to SCA and the remainder due the Company. The interest, less an amount retained for taxes and escrow related expenses, was paid during January 2009, at which time the Company received approximately $67,000.

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

	In 1988, Transtech, Inmar and Marvin H. Mahan were sued in a civil action in the United States District Court for the District of New Jersey entitled AT&T Technologies, Inc. et al. v. Transtech Industries, Inc. et al.
v. Allstate Insurance Company et al. (the "AT&T Suit") by a group of generators of waste alleging, among other things, that the primary responsibility for the clean-up and remediation of the SCP Site rests with Transtech, Inmar and Marvin H. Mahan, individually.

	In September 1995, the Court approved a settlement of the AT&T Suit among Transtech, Inmar, Marvin H. Mahan, the SCP Cooperating PRP Group and other generators and transporters of waste handled at the SCP Site who had contributed to the costs of the remediation of the site. Pursuant to such settlement, Transtech, Inmar and Marvin H. Mahan agreed to (i) pay $4.1 million of proceeds from settlements with primary insurers of a coverage action brought by the Company and Inmar against their primary and excess insurers, (ii) pay an additional $145,000 ($72,500 from Transtech and $72,500 from Inmar and Marvin H. Mahan), and (iii) assign certain of their SCP Site-related insurance claims against excess insurers (see "Insurance Claims for Past Remediation Costs" above) in exchange for a complete release from these parties of all liability to them arising from or on account of environmental contamination at the SCP site and the parties' remediation of the same.

	Notwithstanding the September 1995 settlement, the Company may have liability in connection with the SCP Site to EPA for its costs of overseeing the remediation of the site, and to parties who had not contributed to the remediation at the time the settlement was approved but who may later choose to do so (see Part I, Item 1. Prior Operations, Waste Handling Operations,
SCP).

	The Company requested a complete and detailed accounting of the actual total expenditures for the remediation work completed at the SCP Site from the SCP Cooperating PRP Group. The SCP Cooperating PRP Group denied the request but alleged that, in the aggregate, $15 million has been expended in regard to the site. The Company, as stated above, together with the property owner, Inmar Associates, Inc., had contributed $145,000 cash and $4.1 million of proceeds from the settlement with primary insurance carriers in 1995, an additional $12.0 million from the Company's October
2001 settlement with its excess insurance carriers and an additional
$250,000 in 2005 from the claims being pursued against the insolvent excess carriers, to a Qualified Settlement Fund established to fund costs incurred for the remediation of the Carlstadt SCP Site which is administered by the SCP Cooperating PRP Group. Such contributions total $16,450,000, plus interest earned, which the Company believes should more than satisfy the share of remediation costs which may be found attributable to the Company for the SCP Site and any contamination or damage caused offsite.

	On October 2, 2007, the Company filed a motion under the previously reported action in the Superior Court of New Jersey, Middlesex County, entitled Transtech Industries, Inc. et. al v. Certain Underwriters at Lloyds et al, (Docket No. MSX-L-10827-95), seeking an Order compelling the SCP Cooperating PRP Group to account for how and how much it has spent of the $16,450,000 paid by the Company. The October 2007 motion was denied by the Superior Court in January 2008. In January 2008 the Company filed an appeal of the Superior Court's decision with the Superior Court of New Jersey Appellate Division entitled Transtech Industries, Inc. v. Certain Underwriters at Lloyds London and SCP Carlstadt PRP Group, (Docket No. A-002604-07T2). This appeal was argued and the Company awaits the decision of the Appellate Court.

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

	During September 2007, the two subsidiaries of Transtech that owned the property commenced litigation entitled Kinsley's Landfill, Inc., and Birchcrest, Inc. v. Planning Board of the Township of Deptford (No. L-001536-07) in the Superior Court of New Jersey, Law Division, Gloucester County. During December 2007, the complaint was amended to include The
Township of Deptford, Benderson Properties, Inc. and certain of its affiliates as defendants. The suit seeks, among other remedies, to reverse and set aside the Township's Planning Board approval of the 2007 study prepared by the Township's planner. Proceedings were stayed pending the outcome of mediation begun during March 2009.

Edison Township Property

	The Company's wholly owned subsidiary, Filcrest Realty, Inc. owns approximately 53 acres of undeveloped property in Edison Township, N.J. Edison Township requested that Filcrest Realty, Inc. grant it an easement on a portion of this property to install a shoreline walkway on certain lots situated along the Raritan River. This property was included in the area remediated pursuant to Administrative Orders issued by the EPA (see discussion of Contingent Environmental Liabilities in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Operations, Liquidity). The Company denied the Township's request believing the structure and location proposed by the Township will adversely impact the value of that entire tract which totals approximately 15 acres. The Township's appraiser set the value of the easement at $15,000 which the Company regards as too low. The Company has offered to sell the 15 acres to the Township. During April 2008 the Township of Edison brought suit against the Company in the Superior Court of New Jersey entitled Township of Edison
v. Filcrest Realty, Inc. (No. MID-L-02173-08) to commence condemnation proceeding on the 0.48 acres for which the easement is sought. The Company filed its objections with the Superior Court during May 2008. On June 23, 2008 the Superior Court ruled in favor of the Township, authorizing it to acquire, by eminent domain, an easement over the shore-line property. On August 5, 2008, the Company filed an appeal of the Superior Court's decision with the Appellate Division entitled Township of Edison v. Filcrest Realty, Inc. (No, A-005891-07T2). The Company also filed a motion with the Superior Court to stay further action by the Township pending outcome of the appeal on August 8, 2008. Such motion was denied during September 2008. The appeal is pending. In March 2009, a panel of commissioners heard testimony related to the value of the land affected by the easement. The Company awaits their decision.

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

Part I, Item 4.  Submission of Matters to a Vote of
                 Security Holders.

	No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 2008.

	PART II

Part II, Item 5.  Market for Registrant's Common Equity, Related
                  Stockholder Matters and Issuer Purchases of Equity Securities.

	The information required under this Item is incorporated herein by reference to the Company's Annual Report to Stockholders filed herewith as
Exhibit 13.

Part II, Item 6.  Selected Financial Data.

	Not applicable.

Part II, Item 7.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.

	The information required under this Item is incorporated herein by reference to the Company's Annual Report to Stockholders filed herewith as
Exhibit 13.

Part II, Item 7A. Quantitative and Qualitative Disclosures About
                  Market Risk.

	Not applicable.

Part II, Item 8.  Financial Statements and Supplementary Data.

	The information required under this Item is incorporated herein by reference to the Company's Annual Report to Stockholders filed herewith as
Exhibit 13.

Part II, Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

	None.

Part II, Item 9A.  Controls and Procedures.

	Not applicable.


Part II, Item 9A(T). Controls and Procedures.

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

      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria in Internal Control
- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2008. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

	There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Part II, Item 9B.    Other Information.

    None.
 	PART III

Part III, Item 10.  Directors, Executive Officers and
                    Corporate Governance.


Directors and Executive Officers of the Company

	Robert V. Silva (65) - President and Chief Executive Officer and a director of the Company from April 1991 and Chairman of the Board of Directors from November 1991. Mr. Silva served as a consultant to the Company from December 1990 until his appointment in April 1991 as an officer of the Company. Mr. Silva was employed from September 1987 to December 1990 as Executive Vice President of Kenmare Capital Corp. ("Kenmare"), an investment firm, and provided financial and management consulting services to companies acquired by Kenmare's affiliates. In connection with such financial and management services, Mr. Silva served as Vice President and a Director of Old American Holdings, Inc. and, its subsidiary from 1988 to 1990, and Vice President and a Director of Compact Video Group, Inc. and its subsidiaries from 1988 to 1991 and of Manhattan Transfer/Edit, Inc. from 1989 to 1991. Mr. Silva also served as a Director of General Textiles from 1989 to 1991. From June 1985 to September 1987, Mr. Silva served as Vice President of, and provided management consulting services to, The Thompson Company, a private investment firm controlled by the Thompson family of Dallas, Texas. Mr. Silva served as Chairman and Chief Executive Officer of Hunt Valve Company, Inc., a former subsidiary of the Company, from March 1, 1996 to his resignation effective January 1, 1997, and as a Director of Hunt from March 1996 to August 1998. Mr. Silva also served as Vice President and a Director of ValveCo Inc., the entity which acquired Hunt, from October 10, 1995 to his resignation effective January 1, 1997, and was a stockholder in ValveCo Inc. from March 1, 1996 through August 1998. From September 1996 to February 14, 1997, Mr. Silva served as a Director of Hunt's subsidiary, Hunt SECO Engineering, Ltd. and its subsidiaries. Mr. Silva is also the principal of Robert V. Silva and Company, LLC., a private investment firm. Mr. Silva served as Chairman and Chief Executive Officer of Fab-Tech Industries of Brevard, Inc. from September 1998 through November 1, 2000 and March 31, 2000, respectively. He continued to serve as a Director of Fab-Tech until his resignation in September 2002. Mr. Silva also served as a Director of Indesco International, Inc. from October 2000 through February 2002. Mr. Silva's former Wife is the sister-in-law of Gary Mahan, the son of Marvin H. Mahan and Ingrid T. Mahan.

	In 2002, Mr. Silva was subjected to a summary proceeding under New Jersey's Domestic Violence Act. Mr. Silva denied all of the allegations of the domestic violence complaint. The civil trial court conducted a summary proceeding and concluded at the end of it that Mr. Silva had committed an act of domestic violence. Mr. Silva filed an appeal of that finding. The Appellate Court reversed the Trial Court's determination finding that the trial judge had conducted those proceedings in such a manner as to constitute a manifest miscarriage of justice. The case was remanded for a second trial. At the end of the second trial, the trial judge concluded that Mr. Silva had committed an act of domestic violence relying in large part on a timeline that the trial court had developed on its own. Mr. Silva's attorneys filed a motion to the trial court to reconsider its decision based on extrinsic evidence including cellular telephone/tower information which fixed Mr. Silva's geographic location in such a way that convinced this civil trial court that Mr. Silva could not have committed the act of domestic violence. Specifically, in December 2005 the civil trial court concluded that Mr. Silva had perfected his defense of impossibility and then made an express finding that he had not committed an act of domestic violence. The purported victim filed an appeal of this second domestic violence decision. That appeal was argued before the appellate division and denied in May 2006. The initial decision of the civil court back in 2002 resulted in the issuance of three criminal indictments including assault all based on allegations which were identical to those tried in the civil court. After the final civil court and appellate court rulings Mr. Silva was again indicted in October 2008 on the same basis as in 2002. Mr. Silva obtained separate criminal defense counsel for these charges and has pleaded not guilty. Mr. Silva has been precluded from using his civil court exoneration in the criminal case and is aggressively defending all of these allegations in the criminal court. The Company has reviewed all of these allegations and the court proceedings and concludes that the decision of the second domestic violence court that Mr. Silva did not commit an act of domestic violence is correct. The pending allegations do not affect the Company's assessment of Mr. Silva's integrity or his ability to perform fully his functions as Chief Executive Officer. The Company fully supports Mr. Silva and expects him to be completely exonerated.

	Arthur C. Holdsworth, III (60) - A director of the Company since 1988. Since June 1999, Mr. Holdsworth has been General Sales Manager at the Tilcon NJ Division of Tilcon NY, Inc. From August 1991 through June 1999 Mr. Holdsworth was Vice President of Sales at Millington Quarry, Inc. Prior to that and from 1977, Mr. Holdsworth was General Manager of Dallenbach Sand
Co., Inc. Members of the Mahan family own Millington Quarry, Inc. and previously owned Dallenbach Sand Co, Inc. Mr. Holdsworth is the brother-in-law of Roger T. Mahan, a controlling shareholder of the Company.

	Andrew J. Mayer, Jr. (53) - Vice President-Finance and Chief Financial Officer of the Company from November 1991 and a director of the Company from December 1991 and, from April 1992, Secretary of the Company. From 1988 to November 1991, Mr. Mayer served as Vice President, Secretary and Treasurer of Kenmare. In connection with management and financial services provided by Kenmare, Mr. Mayer served in a variety of capacities for the following companies: Old American Holdings, Inc. and its subsidiary from 1988 to 1991; The Shannon Group, Inc. and its subsidiaries from 1988 to 1990;
Detroit Tool Group, Inc. and its subsidiaries from 1989 to 1990; Compact
Video Group, Inc. from 1988 to 1991; Manhattan Transfer/Edit, Inc. from 1989 to 1991; and General Textiles from 1989 to 1990. Mr. Mayer served as Executive Vice President of Hunt Valve Company, Inc., a former subsidiary of the Company from March 1, 1996, the date the Company sold Hunt, to his resignation effective January 1, 1997. Mr. Mayer served as Vice President - Chief Financial Officer of ValveCo Inc. from April 3, 1996 through his resignation effective January 1, 1997, and was a stockholder in ValveCo Inc. from March 1, 1996 through August, 1998. From September 1996 to February
14, 1997, Mr. Mayer served as a Director of Hunt's subsidiary, Hunt SECO Engineering, Ltd. and its subsidiaries. Mr. Mayer also served as a Director, Chief Financial Officer and Secretary of Fab-Tech Industries of Brevard, Inc. from September 1998 through November 1, 2000. He continued to serve as a Vice President of Fab-Tech until his resignation in September, 2002.

Compliance with Section 16(a) of Securities
Exchange Act of 1934

	Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the Company's fiscal year ending December 31, 2008 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

Code of Ethics

	As part of the Company's system of corporate governance, the Board of Directors has adopted a Code of Ethics that is applicable to all employees and specifically applicable to the chief executive officer and chief financial officer. The Code of Ethics is filed as Exhibit 14 to this Form 10-K and is also available on the Company's website at www.Transtechindustries.com. The Company intends to disclose any changes in or waivers from the Code of Ethics by filing a Form 8-K or by posting such information on the Company's website.

Corporate Governance

	There have been no changes in any procedures by which security holders may recommend nominees to the Company's board of directors. In addition, the Company currently has no specific audit committee. Andrew J. Mayer, Jr., board member and Chief Financial Officer, would satisfy the requirements of an "audit committee financial expert" pursuant to Item 407(d)(5)(ii) of Regulation S-K, but, as an executive officer of the Company, would not be considered independent under NASDAQ or SEC rules.

Part III, Item 11.  Executive Compensation.

A.  Summary Compensation Table

	The following table summarizes the compensation awarded to, paid to or earned by the principal executive officer of the Company who is the President and Chief Executive Officer of the Company (the "Chief Executive Officer") and the Vice President-Finance, Chief Financial Officer and Secretary (the "Named Executive Officer") in the years ending December 31, 2008 and 2007 ("Fiscal 2008" and "Fiscal 2007", respectively) for services rendered by them to the Company in all capacities during such year. The
Chief Executive Officer and the Named Executive Officer were the only executive officers of the Company whose total annual compensation exceeded $100,000 and were either (a) serving as executive officers of the Company at December 31, 2008 or 2007 or (b) during Fiscal 2008 or Fiscal 2007.

SUMMARY COMPENSATION TABLE

                                                                         Non-
                                                               Nonequity qualified
                                                               incentive deferred   All
                                                               Plan      compen-    Other
Name and Principal   Fiscal                    Stock   Option  compen-   sation     Compen-
Position             Year    Salary    Bonus   Awards  Awards  sation    earnings   sation   Total
                                $         $       $       $        $         $         $        $
 (a)                  (b)      (c)       (d)     (e)     (f)      (g)       (h)       (i)      (j)
Robert V. Silva      2008    $268,000  $35,000    0      0        0         0       $19,634  $322,634
President and Chief  2007    $260,000  $35,000    0      0        0         0       $17,560  $312,560
Executive Officer

Andrew J. Mayer, Jr. 2008    $223,000  $34,288    0      0        0         0       $14,937  $272,225
Vice President-      2007    $215,000  $34,135    0      0        0         0       $14,846  $263,981
Finance, Chief
Financial Officer
and Secretary

The above table sets forth in the referenced column:

	(a) the name and principal position of the named executive officer;
(b) the fiscal year covered; (c) the dollar value of base salary (cash and non-cash) earned by the named executive officer during the fiscal year covered; (d) the dollar value of bonus (cash and non-cash) earned by the named executive officer during the fiscal year covered; (e) for awards of stock, the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R; (f) for awards of options, with or without tandem SARs, the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R; (g) the dollar value of all earnings for services performed during the fiscal year pursuant to awards under non-equity incentive plans as defined in paragraph (a)(5)(iii) of Item 402 of Regulation S-K, and all earning on any outstanding awards; (h) above-market or preferential earnings on compensation that is deferred on a basis that is not tax-qualified, including such earnings on nonqualified defined contribution plans; (i) all other compensation for the covered fiscal year that the small business issuer could not properly report in any other column of the Summary Compensation Table; and (j) the dollar value of total compensation for the covered fiscal year.

	With respect to the amounts reported in Column (i): In the case of the Chief Executive Officer, the amount shown in each Fiscal Year includes the Company's matching contributions pursuant to the 401(k) Plan, payment of supplemental life insurance premiums, payment of golf club membership fees and Automobile Fringe Benefit (i.e., payment of rental, gas and maintenance with respect to the personal use of an automobile provided by the Company).
In the case of the Named Executive Officer, the amount shown in each Fiscal Year includes the Company's matching contributions to its 401(k) Plan, payment of supplemental life insurance premium and Automobile Fringe
Benefit. In each case, in each Fiscal Year, the Company's 401(k) Plan provided for a match equal to 50% of a participant's contribution to the plan in that year, subject to a maximum of (x) 2% of compensation in that year or (y) applicable Internal Revenue Service limits.

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

	The following table sets forth unexercised options; stock that has not vested; and equity incentive plan awards for Chief Executive Officer and Named Executive Officer outstanding as of the end of Fiscal 2008:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (2008)

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (2008)
(continued)

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

 	No stock option plan of the Company exists under which options may still be granted or under which options which were granted may still be exercised, including without limitation, the
Incentive Stock Option Plan of the Company, dated November 8, 1985. The Company has no equity incentive plans.

	The Company and its subsidiaries have a 401(k) Retirement Savings and Profit Sharing Plan which covers substantially all full-time employees. Employees may contribute up to amounts allowable under the Internal Revenue Code. The Company matches employees' contributions in amounts or percentages determined by the Company's board of directors. The Company may also make profit sharing contributions to the plan in amounts determined annually by the Company. The Company's matching contribution was 50% of an employee's contribution that is no greater than 2% of their eligible compensation during 2008 and 2007. The plan provides that the Company's matching and profit sharing contributions be made in cash.

C.  Compensation of Directors

	The following table sets forth the compensation of the Company's directors for Fiscal 2008:

DIRECTOR COMPENSATION 2008


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

	Both the Chief Executive Officer and the Named Executive Officer receive no compensation for their services as directors. Directors of the Company who are not also employees are paid annual directors' fees of $2,650 per calendar quarter, plus $750 for attending each meeting of the board. In
Fiscal 2007, Arthur C. Holdsworth, III earned fees of $10,600.

Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

	As of the close of business on March 26, 2009, the Company has issued and outstanding 2,979,190 shares of Common Stock, which figure excludes 1,885,750 shares owned by the Company which are not outstanding and are not eligible to vote.

	(A) Set forth below is a table showing, as of March 26, 2009, the number of shares of Common Stock beneficially owned by each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of such Common Stock.

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

	(e) From data provided by the Company's Transfer Agent.

	(B)Set forth below is a table showing as of March 26, 2009, the number of shares of Common Stock owned beneficially by each director of the Company, each executive officer of the Company, and the directors and executive officers as a group.

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

Securities Authorized for Issuance Under Equity Compensation Plans

	The following table sets forth as of December 31, 2008 the number of shares of the Company's common stock, the Company's only class of equity securities, issuable upon exercise of outstanding options, warrants and other rights, the weighted average exercise price of such options, warrants and other rights and the number of shares of common stock available for future issuance pursuant to all "equity compensation plans" relating to our common stock. Equity compensation plans include those approved by our shareholders, as well as those not approved by our shareholders, including individual compensation arrangements with one or more of our officers or directors.

Equity Compensation Plan Information
 Plan category            Number of securities      Weighted-average         Number of securities
                          to be issued upon         exercise price of        remaining available
                          exercise of               outstanding options,     for future issuance
                          outstanding options,      warrants and rights      under equity
                          warrants and rights                                compensation plans
 Equity compensation             -0-                       -0-                      -0-
 plans approved by
 security holders

 Equity compensation
 plans not approved by
 security holders                 0                         0                        0

 Total                            0                         0                        0

	No stock option plan of the Company exists under which options may still be granted or under which options which were granted may still be exercised, including without limitation, the Incentive Stock Option Plan of the Company, dated November 8, 1985.

Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.

	As of December 31, 2008 the Company's accounts include a receivable, created prior to July 2002, of $19,000 for unreimbursed sundry expenses paid or incurred on behalf of the President and Chairman of the Board, and his affiliates.

	The Company has provided Marvin H. Mahan, a former officer and director, and former principal shareholder of the Company, and the father of three of the Company's principal shareholders, dental insurance and fuel and service for an automobile since his retirement from the Company. Such expenses total approximately $2,000 for each of the years ended December 31, 2008 and 2007.

	Under the Company's Code of Ethics, if any transaction were proposed that would require to be reported pursuant to Section 404(a) of Regulation S-K, in order for the transaction to be approved, a majority of the disinterested directors would need to agree to proceed with the transaction. Since the beginning of the last fiscal year, no transactions were proposed that would be required to be reported under Section 404(a) of Regulation S-K.

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

Part III, Item 14.  Principal Accountant Fees and Services.

	The following is a summary of the fees billed to the Company by WithumSmith+Brown, PC, the Company's independent Registered Public Accounting Firm, during the fiscal year ended December 31, 2008 and 2007:

Fee Category             2008                     2007

Audit Fees              $70,960                 $68,100
Audit-Related Fees           -                    2,800
Tax Fees                     -                       -
All Other Fees               -                       -
Total Fees              $70,960                 $70,900

	Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company's independent certified accountants in connection with statutory and regulatory filings or engagements.

	Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." The fees reported for Fiscal 2007 were paid to the Company's independent certified accountants for their participation in discussions regarding aspects of the Sarbanes-Oxley Act of 2002. There were no Audit-Related services provided in Fiscal 2008.

	Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

	All Other Fees. Consists of fees for products and services other than the services reported above.

Policy On Audit Committee Pre-Approval Of Audit And Permissible Non-Audit Services Of Independent Auditors.

	The Company has no audit committee. The Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent certified accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval would generally be provided for up to one year and any pre-approval would be detailed as to the particular service or category of services, and would be subject to a specific budget. The independent certified accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent certified accountants in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis. The Board of Directors pre-approved all audit services and permitted non-audit services rendered by the independent certified accountants in 2008 and 2007.

Part IV, Item 15.  Exhibits and Financial Statement Schedules.

Exhibits

	The exhibits to this report are listed in the Exhibit Index on pages
49-52.

Signatures


	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2009       TRANSTECH INDUSTRIES, INC.
                            (Registrant)


				By:  /s/ Robert V. Silva
				         Robert V. Silva, President and
					 Chief Executive Officer and Director
				         (Principal Executive Officer)

	Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


April 15, 2009			/s/ Robert V. Silva
				    Robert V. Silva, President and
				    Chief Executive Officer and Director
				    (Principal Executive Officer)


April 15, 2009 			/s/ Andrew J. Mayer, Jr.
				    Andrew J. Mayer, Jr.
				    Vice President-Finance, Chief
				    Financial Officer, Secretary and
				    Director (Principal Financial and
				    Accounting Officer)


April 15, 2009			/s/ Arthur C. Holdsworth, III
	                            Arthur C. Holdsworth, III
	                            Director

	TRANSTECH INDUSTRIES, INC.
	EXHIBIT INDEX

	                                                       Sequential
Exhibit No.	                                               Page No.

 3		Articles of Incorporation and By-Laws:

 3 (a)	Articles of incorporation: Incorporated by reference to
Exhibit 3 (a) to the Company's Annual Report on Form
10-K for fiscal year ended December 31, 1989.

 3 (b)	By-laws: Incorporated by reference to Exhibit 3 (b) to
the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1989.

 3 (c)	Amended and restated by-laws:  See "B" below.

10		Material contracts:

10 (au)	Settlement Agreement approved in September 1995 among
Transtech Industries, Inc., Inmar Associates, Inc.,
Marvin H. Mahan and certain members of the 216 Paterson
Plank Road Cooperating PRP Group:  See "A" below.

10 (az)	Settlement Agreement for Matters Relating to the Kin-Buc
Landfill dated December 23, 1997 among Transtech
Industries, Inc. and certain of its subsidiaries, Waste
Management, Inc. and certain of its affiliates
including SCA Services, Inc., Inmar Associates, Inc.,
Dock 	Watch Quarry, Inc., Marvin H. Mahan, Robert J.
Meagher, and Anthony Gaess:  See "E" below.

10 (ba)	Stipulation of Settlement and Release dated December 23,
1997 among Transtech Industries, Inc. and certain of its shareholders and former officers, Inmar Associates, Inc., Tang Realty, Inc., Waste Management, Inc. and certain of its affiliates including SCA Services, Inc.:
See "E" below.

10(bc)*	Transtech Industries, Inc. 2001 Employee Stock Plan:
See "G" below.

10(bd)	Agreement of Purchase and Sale dated May 17, 2001 among
Transtech Industries, Inc. (and its subsidiaries
Birchcrest, Inc. and Kinsley's Landfill, Inc.) and BWF
Development, LLC.: See "H" below.

10(be)	Confidential Settlement Agreement and  Release, dated
October 8, 2001, among certain members of the 216
Paterson Plank Road Cooperating PRP Group, Transtech
Industries, Inc., certain Underwriters at Lloyd's,
London, and certain London Market Insurance Companies:
See "I" below.

10(bf)*	Incentive Stock Option Plan of Transtech Industries, Inc.
dated November 8, 1985:  See "J" below.

10(bh)	Letter dated July 21, 2004 from the Internal Revenue
Service regarding its acceptance of the Company's Offer in Compromise: See "L" below.

10(bi)	Consent Decree regarding the Kin-Buc Landfill, executed
by Transtech Industries, Inc. on December 30, 2004, among the US Environmental Protection Agency, US
Department of Justice, Chemical Waste Management, Inc.,
SCA Services of Passaic, Inc., Wastequid, Inc., SC
Holdings, Inc., Waste Management Holdings, Inc., Waste
Management, Inc., Transtech Industries, Inc, Filcrest
Realty, Inc., Kin-Buc, Inc., Inmar Associates, Inc. and
Anthony Gaess:  See "M" below.

10(bj)	Consent Decree regarding the Kin-Buc Landfill, executed
by Transtech Industries, Inc. on December 30, 2004, among the New Jersey Department of Environmental
Protection, the New Jersey Spill Compensation Fund,
Chemical Waste Management, Inc., Transtech Industries,
Inc., Filcrest Realty, Inc., Kin-Buc, Inc., Anthony
Gaess, Inmar Associates, Inc., SC Holdings, Inc., Waste
Management, Inc., and Waste Management Holdings, Inc.:
See "M" below.

10(bk)	Second Amendment to the Agreement of Purchase and Sale
dated April 20, 2006 among Transtech Industries, Inc.
(and its subsidiaries Birchcrest, Inc. and Kinsley's
Landfill, Inc.) and BWF Development, LLC: See "N" below.

10(bl)*	Summary of Employee Arrangements for Executive Officers    53


13		Annual Report to Stockholders	             54 - 118

14		Code of Ethics	                            119 - 123

21		Subsidiaries of the Registrant	                  124

31(a)	Certification Pursuant to Rules 13a-14(a) and	    125 - 126
	15d-14(a) of the Securities Exchange Act of 1934 and
Section 302 of the Sarbanes-Oxley Act of 2002 by Chief
Executive Officer

31(b)	Certification Pursuant to Rules 13a-14(a) and	    127 - 128
15d-14(a) of the Securities Exchange Act of 1934 and
Section 302 of the Sarbanes-Oxley Act of 2002 by Chief
Financial Officer

32(a)	Certification Pursuant to 18 U.S.C. Section	          129
	1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 by Chief Executive Officer

32(b)	Certification Pursuant to 18 U.S.C. Section	          130
	1350,as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 by Chief Financial Officer

	"A"	Incorporated herein by reference to the Company's
Quarterly Report on Form 10-QSB for the quarter ended
September 30, 1995.

	"B"	Incorporated herein by reference to the Company's
Current Report on Form 8-K dated October 24, 1995.

	"C"	Incorporated herein by reference to the Company's
Current Report on Form 8-K dated March 1, 1996.

	"D"	Incorporated herein by reference to the Company's
Annual Report on Form 10-KSB for the fiscal year ended
December 31, 1995.

	"E"	Incorporated herein by reference to the Company's
Annual Report on Form 10-KSB for the fiscal year ended
December 31, 1997.

	"F"	Incorporated herein by reference to the Company's
Annual Report on Form 10-KSB for the fiscal year ended
December 31, 1998.

	"G"	Incorporated herein by reference to the Company's
Annual Report on Form 10-KSB for the fiscal year ended
December 31, 2000.

	"H"	Incorporated herein by reference to the Company's
Current Report on Form 8-K dated May 17, 2001.

	"I"	Incorporated herein by reference to the Company's
Quarterly Report on Form 10-QSB for the quarter ended
September 30, 2001.

	"J"	Incorporated herein by reference to the Company's
Form S-8 dated April 3, 1987.

	"K"	Incorporated herein by reference to the Company's
Current Report on Form 8-K dated April 22, 2004.

	"L"	Incorporated herein by reference to the Company's
Current Report on Form 8-K dated July 23, 2004.

	"M"	Incorporated herein by reference to the Company's
Annual Report on Form 10-KSB for the fiscal year ended
December 31, 2004.

	"N"	Incorporated by reference to the Company's quarterly
report on Form 10-QSB filed for the quarter ended March
31, 2006).

	"*"	This document is a management contract or
compensatory plan or arrangement.