Form 10-Q
period 2009-06-30
TRANSTECH INDUSTRIES INC
filed 2009-08-14
CIK 87799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2009

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

As of August 12, 2009, 2,979,190 shares of common stock, $.50 par value, were outstanding. In addition, at such date, the issuer held 1,885,750 shares of common stock, $.50 par value, in treasury.

                                              Page 1 of 45 pages

TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

                            I N D E X
                                                          Page(s)
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Financial Statements for the periods ending June 30, 2009 and 2008 are unaudited):

      Consolidated Balance Sheets as of June 30,
        2009 and December 31, 2008                          4 -  5
      Consolidated Statements of Operations and
        Comprehensive Loss for the Six Months
        Ended June 30, 2009 and 2008                             6
      Consolidated Statements of Operations and
        Comprehensive Loss for the Three Months
        Ended June 30, 2009 and 2008                             7
      Consolidated Statements of Cash Flows for the
        Six months Ended June 30, 2009 and 2008             8 -  9
      Notes to Consolidated Financial Statements           10 - 22

 Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations   23 - 39

Item 3.  Quantitative and Qualitative Disclosures
          About Market Risk                                     40

Item 4.  Controls and Procedures                                40

Item 4T. Controls and Procedures                                40

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                 41 - 43

Item 1A. Risk Factors                                           44

Item 2.  Unregistered Sales of Equity Securities
          and Use of Proceeds                                   44

Item 3.  Defaults Upon Senior Securities                        44

Item 4.  Submission of Matters to a Vote of
           Security Holders                                     44

Item 5.  Other Information                                      44

Item 6.  Exhibits                                               44

SIGNATURES                                                      45

EXHIBITS                                                   46 - 51

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)

                             ASSETS

                                         June 30,     December 31,
                                           2009           2008
                                        (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents               $   708         $   716
  Marketable securities                     1,999           2,480
  Accounts receivable - trade                  31              34
  Refundable income taxes                     382             808
  Prepaid expenses and other                   39             103
  Restricted escrow account for
    post-closure costs                      1,057           1,044

      Total current assets                  4,216           5,185

PROPERTY, PLANT AND EQUIPMENT
  Land                                      1,067           1,067
  Buildings and improvements                  613             613
  Machinery and equipment                   3,392           3,320
      Total gross assets                    5,072           5,000
  Less accumulated depreciation             3,087           3,035
      Net property, plant and
        equipment                           1,985           1,965

OTHER ASSETS
  Restricted escrow account for
    post-closure costs                      5,489           6,019
  Other                                        34              36

      Total other assets                    5,523           6,055

TOTAL ASSETS                              $11,724         $13,205




See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

               CONSOLIDATED BALANCE SHEETS, Cont'd
                           (In $000's)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                          June 30,    December 31,
                                            2009          2008
                                        (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt       $    17         $     9
  Accounts payable                            224             194
  Current portion of income taxes
    payable	                              161             161
  Accrued income taxes                          3               3
  Accrued professional fees                    89             364
  Accrued miscellaneous liabilities            55              58
  Current portion of accrued post-
    closure costs                           1,057           1,044

        Total current liabilities           1,606           1,833

LONG-TERM LIABILITIES
  Long-term debt                               55               8
  Income taxes payable                        496             577
  Accrued post-closure costs                7,088           7,312

        Total long-term liabilities         7,639           7,897

TOTAL LIABILITIES                           9,245           9,730

STOCKHOLDERS' EQUITY
  Common stock, $.50 par value,
    10,000,000 shares authorized,
    4,864,940 shares issued                 2,432           2,432
  Additional paid-in capital                1,450           1,450
  Retained earnings                         9,519          10,068
  Accumulated other comprehensive
    income                                     92             539
        Subtotal                           13,493          14,489
  Treasury stock, at cost - 1,885,750
    shares                                (11,014)        (11,014)

TOTAL STOCKHOLDERS' EQUITY                  2,479           3,475

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                    $11,724         $13,205


See Notes to Consolidated Financial Statements

TRANSTECH INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION, Cont'd

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(In $000's, except per share data)
(Unaudited)
                                            For the Six Months Ended
                                                     June 30,
                                                 2009        2008

NET OPERATING REVENUE                          $  205      $  372
COST OF OPERATIONS
  Direct operating costs                         (221)       (221)
  Selling, general and administrative
    expenses                                     (836)     (1,028)
  Accretion expense                              (152)       (168)
    Total cost of operations                   (1,209)     (1,417)
GAIN ON SALE OF EQUIPMENT                          -            1
LOSS FROM OPERATIONS                           (1,004)     (1,044)
OTHER INCOME (EXPENSE)
  Investment income                                54          55
  Investment income on restricted
    escrow account                                385         172
  Interest expense                                 (1)         (1)
  Rental income                                     8          13
  Proceeds from insurance claims                    8           2
  Miscellaneous income, net of
    miscellaneous expenses                          1          18
    Total other income                            455         259
LOSS BEFORE INCOME TAX BENEFIT                   (549)       (785)
  Income tax benefit                               -         (175)
NET LOSS                                       $ (549)     $ (610)

NET LOSS PER COMMON SHARE                      $ (.18)     $ (.20)

 NUMBER OF SHARES USED IN CALCULATION         2,979,190   2,979,190

COMPREHENSIVE LOSS:
NET LOSS                                       $ (549)     $ (610)
  Change in unrealized gain (loss)               (447)         (9)
NET COMPREHENSIVE LOSS                         $ (996)     $ (619)



See Notes to Consolidated Financial Statements

TRANSTECH INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION, Cont'd

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(In $000's, except per share data)
(Unaudited)
                                          For the Three Months Ended
                                                     June 30,
                                                 2009        2008

NET OPERATING REVENUE                          $   94      $  213
COST OF OPERATIONS
  Direct operating costs                          (60)       (118)
  Selling, general and administrative
    expenses                                     (373)       (510)
  Accretion expense                               (76)        (84)
    Total cost of operations                     (509)       (712)
GAIN ON SALE OF EQUIPMENT                          -           -
LOSS FROM OPERATIONS                             (415)       (499)
OTHER INCOME (EXPENSE)
  Investment income                                52          20
  Investment income on restricted
    escrow account                                255          95
  Interest expense                                 -           -
  Rental income                                     1           7
  Proceeds from insurance claims                    8          -
  Miscellaneous income, net of
    miscellaneous expenses                         -           16
    Total other income                            316         138
LOSS BEFORE INCOME TAX BENEFIT                    (99)       (361)
  Income tax benefit                               -          (31)
NET LOSS                                       $  (99)     $ (330)

NET LOSS PER COMMON SHARE                      $ (.03)     $ (.11)

 NUMBER OF SHARES USED IN CALCULATION         2,979,190   2,979,190

COMPREHENSIVE LOSS:
NET LOSS                                       $  (99)     $ (330)
  Change in unrealized gain (loss)               (314)       (243)
NET COMPREHENSIVE LOSS                         $ (413)     $ (573)




See Notes to Consolidated Financial Statements

                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

                PART I - FINANCIAL INFORMATION, Cont'd

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In $000's)
                              (Unaudited)

                                            For the Six months Ended
                                                     June 30,
                                                 2009        2008
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers              $   209     $   345
    Cash paid to suppliers and employees       (1,241)       (822)
    Interest and dividends received                54          55
    Other income received                          84          33
    Interest paid                                  (1)         (1)
    Income tax refunds, net of taxes paid         346         (61)
    Proceeds from the restricted escrow
      account                                     445         116
    Landfill post-closure maintenance costs      (367)       (459)
      Net cash used in operating activities      (471)       (794)

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturity of marketable
        securities                              3,479       3,760
    Purchase of marketable securities          (2,999)     (3,204)
    Proceeds from sale of equipment                -            1
    Purchase of equipment                         (12)        (20)
      Net cash provided by investing
        activities                                468         537

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on vehicle financing        (5)         (5)
      Net cash used in
        financing activities                       (5)         (5)

  NET DECREASE IN CASH AND
    CASH EQUIVALENTS                               (8)       (262)
  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE YEAR                                   716         961
  CASH AND CASH EQUIVALENTS AT END OF
    THE QUARTER                               $   708     $   699

Noncash financing transactions during the six months ended June 30,2009 and 2008 are as follows:

      Cost of vehicle                         $    60     $    -
      Loan on new vehicle                         (60)         -
        Cash paid                             $    -      $    -

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                           (In $000's)
                           (Unaudited)

                                            For the Six Months Ended
                                                     June 30,
                                                 2009        2008
RECONCILIATION OF NET LOSS TO NET CASH
USED IN OPERATING ACTIVITIES:

NET LOSS                                      $  (549)    $  (610)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:

  Depreciation                                     52          48
  Gain on sale of equipment                        -           (1)
  Accretion expense                               152         168
  Earnings on restricted escrow accounts         (385)       (172)
 (Increase) decrease in assets:
    Accounts receivable net                         3         (28)
    Refundable income taxes                       426        (141)
    Prepaid expenses and other                     64         192
    Long-term assets                                2          12
  Increase (decrease) in liabilities:
    Accounts payable and accrued
      miscellaneous expenses                       42         197
    Income taxes payable                          (81)       (110)
    Accrued professional fees                    (275)         (6)
    Proceeds from the restricted escrow
      Account                                     445         116
    Accrued post-closure maintenance costs       (367)       (459)

NET CASH USED IN OPERATING ACTIVITIES         $  (471)    $  (794)


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

	The Company sells the electricity it generates to a local utility. Such sales account for 100% of the Company's Net Operating Revenues for the six month periods ended June 30, 2009 and 2008, and represented 100% of the Company's Accounts Receivable - Trade as of June 30, 2009 and December 31, 2008.

NOTE 2 - MARKETABLE SECURITIES

	At June 30, 2009, the Company's marketable securities consisted primarily of U. S. Treasury bills classified as available-for-sale and are carried at their fair value of $1,999,000, which approximated cost. At December 31, 2008, the Company's marketable securities consisted primarily of U.S. Treasury bills classified as available-for-sale and are carried at their fair value of $2,480,000, which also approximated cost. Net unrealized gains and losses related to the Company's marketable securities are included in stockholders' equity, net of income tax (stockholders' equity also includes net unrealized gains related to the restricted escrow accounts discussed in Note 3). Proceeds from the maturity of marketable securities for the six months ended June 30, 2009 and 2008 were $3,479,000 and $3,760,000, respectively. No marketable securities were sold prior to their maturity during the period in either 2009 or 2008.

NOTE 3 - RESTRICTED ESCROW ACCOUNTS FOR POST-CLOSURE COSTS

       At June 30, 2009 and December 31, 2008 the Company held $6,546,000 and $7,063,000, respectively, in a restricted escrow account which is to be used to fund post-closure costs at Kinsley's Landfill (the "Kinsley's Landfill"). The escrow account is legally restricted for purposes of settling closure and post-closure costs, and was established to provide financial assurance through the deposit of a portion of the tipping fee charged when the landfill was operating. All disbursements from the restricted escrow account must be approved by the New Jersey Department of Environmental Protection. The balance of funds, if any, remaining after the end of the post-closure activities will revert to the State of New Jersey. The restricted escrow primarily contains U.S. Treasury Notes and government backed debt securities. At June 30, 2009 the securities are carried at their fair value of $6,546,000, with a cost of $6,454,000, gross unrealized gains of $151,000 and gross unrealized losses of $59,000. At December 31, 2008 the securities had a fair market value of $7,063,000, with a cost of $6,524,000, gross unrealized gains of $541,000 and gross unrealized losses of $2,000. The net unrealized gains and losses are included in stockholder's equity for the respective periods (stockholders' equity also includes net unrealized gains related to the Company's marketable securities discussed in Note 2). The portion of the restricted escrow funds reported as current equals the current portion of accrued post-closure costs related to the Kinsley's Landfill (see Note 6).

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

	The following table provides information on the assets measured at fair value on a recurring basis (table in $000):

                       Carrying Amount
                       in Consolidated    Fair Value Measurements Using
                        Balance Sheet
                         June 30, 2009     Level 1    Level 2    Level 3

Marketable securities      $ 1,999         $ 1,999       -          -
Restricted escrow account
  for post-closure costs   $ 6,546         $ 6,546       -          -

	SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. If the fair value option is elected, unrealized gains and unrealized losses will be recognized in earnings at each subsequent reporting date. The Company did not elect the fair value option to measure certain financial instruments.

NOTE 5- INCOME TAXES

	The Company recognized a federal income tax benefit for the six and three month periods ended June 30, 2008 due to its ability to carry-back net operating losses to 2006 for credit against federal income taxes paid with respect to such year. Federal tax laws limit the carry-back of losses to two preceding years. The Company recognized no income tax benefit for the six and three month periods ended June 30, 2009 since no federal income taxes were paid for either 2007 or 2008, and the tax benefit resulting from the loss reported for the periods in 2009 is fully offset by an increase in the deferred tax valuation allowance.

	The provision for income tax expense (benefit) for the six months ended June 30, 2008 is based upon the Company's anticipated annual effective tax rate and consists of the following (table in 000's):

                                           2009      2008
Provision for operations
  Currently payable (refundable):
    Federal                              $   -      $(190)
    State                                    -         15
                                             -       (175)
  Deferred:
    Federal                                  -         -
    State                                    -         -
                                             -         -
  Total income tax provision (benefit)    $  -      $(175)

	Income taxes payable, equal to $657,000 as of June 30, 2009, represents the amount due the United States Internal Revenue Service (the "Service") in settlement of litigation concluded during October 2000 regarding the Company's tax liability for taxable years 1980-88 and certain issues from taxable years 1989-91. During July 2004, the Service accepted the Company's Offer in Compromise (the "Offer") which requested a reduction in the amount payable with respect to such settlements and permission to pay the reduced obligation in installments. The Offer committed the Company to pay a total of $2,490,000 in satisfaction of the assessed federal income taxes and interest of approximately $4,800,000. A payment of $810,000 was made during October 2004 and the balance due is being paid in monthly installments over nine years as follows: (a) $18,230 per month for each of the forty-eight months beginning August 2004, and (b) $13,416 per month for each of the sixty months beginning August 2008. The total of the installments paid from inception through June 30, 2009 equals approximately $1,023,000. Approximately $161,000 is due in each of the four years subsequent to June 30, 2009 and one installment is due in the fifth year. The sum of the payments due during the twelve months subsequent to June 30, 2009 has been classified as a current liability and the balance of the payments due have been classified as a long-term liability. The Service does not impose interest on amounts payable pursuant to the Offer. The Company is permitted to receive refunds of prior tax overpayments and from the carryback of losses. Should the Company default in any of the terms of the Offer, the Service may initiate suit to impose one or more remedies available to it, including the reinstatement of the total amount previously assessed and/or impose interest.


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

	The following tables summarize the actual activity in the Company's asset retirement obligation liabilities for post-closure costs for the six months ended June 30, 2009 and 2008 (table in $000):
                                               2009        2008
      Asset retirement obligation
        liability, beginning of period      $ 8,356     $ 8,797
      Accretion expense                         152         168
      Obligations settled during
        the period                             (335)       (451)
      Other adjustments (discussed below)       (28)        (27)
      Asset retirement obligation
        liability, end of period              8,145       8,487
          Less: Current portion              (1,057)     (1,043)

          Long-term portion                 $ 7,088     $ 7,444

	The amount reported as current portion represents the estimate of the cost to be incurred during the subsequent twelve months. The post-closure maintenance costs of the Kinsley's Landfill are funded from a restricted escrow account (see Note 3).

	The thirty-year post-closure care period for the MAC Landfill was to expire on June 7, 2008. On June 3, 2008 the New Jersey Department of Environmental Protection ("NJDEP") notified the Company of its decision to temporarily extend the post-closure care period until such time the NJDEP performs a re-evaluation and re-assessment of conditions at the landfill. The NJDEP has requested certain environmental data concerning the landfill for such purpose. The NJDEP intends to then determine what further actions, if any, will be required of the Company. Because of the nature, scope and timing of NJDEP's decision and information request, the Company has requested an administrative hearing to contest certain aspects of NJDEP's decision including the extension of the post-closure care period. The Company's accrual established for the estimated post-closure maintenance cost for the Mac Landfill was depleted during 2008. The
Company is expensing ongoing post-closure maintenance costs as incurred until the obligations of the Company with respect to the site, if any, are determined. Until such time, the Company is unable to reasonably estimate the future cost of such obligations. Post-closure maintenance costs related to the MAC Landfill approximated $12,000 for the six months ended June 30, 2009, and was reported as direct operating cost. Such amount included approximately $10,000 of engineering fees incurred in response to NJDEP inquiries.

	The Company annually reviews its calculations with respect to landfill asset retirement obligations unless there is a significant change in the facts and circumstances related to a landfill during the year, in which case the Company will review its calculations after the significant change has occurred.

	The Company began re-grading a section of the Kinsley's Landfill in 2006 in accordance with a plan approved by NJDEP. The re-grading plan calls for the use of both recycled and non-recycled materials to fill and re-contour the areas of the mound containing depressions. The Company receives a fee to accept certain of the recycled materials. The costs incurred for re-grading activities shall be paid from such fees. However, costs incurred for re-grading activities in excess of such fees, if any, will be submitted to NJDEP for reimbursement from the Kinsley's Escrow. The amounts reported as Other adjustments in the above tables equal the related re-grading expenses at the Kinsley's Landfill. No proceeds were generated from the re-grading project during either 2009 or 2008.

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

	During September 2002, EPA issued a notice of potential liability and of consent decree violations to potentially responsible parties regarding the SCP Site. On November 12, 2004 an Unilateral Administrative Order (the "UAO") was issued by EPA naming fifteen companies, including the Company, as respondents. The UAO requires the respondents to "make best efforts to cooperate and coordinate with Settling Defendants" who are in the process of implementing the response actions required under the UAO. A group of 69 potentially responsible parties (the "Settling Defendants") have entered into a Consent Decree that requires the implementation of the same response actions as the UAO. The response actions include the design and implementation of the remedy selected for the second operable unit ("OU2") at the SCP Site, reimburse the United States approximately $2.0 million for certain past costs allegedly incurred at the SCP Site, and make payment of certain future response costs that may be incurred in connection with the implementation of the OU2 remedy. The EPA estimated the present value of the selected remedy is $7.5 million which includes capital cost of $4.7 million plus annual O&M costs of $180,000 per annum. EPA publications report work on OU2 began in April 2008 and should be completed in 2009, and a final remedy to address contamination of off-site ground water should be selected in 2011. The "best efforts to cooperate and coordinate with Settling Defendants" includes the requirement to negotiate with the Settling Defendants as to either the amount of work required under the UAO the Company will be willing to assume or the amount of the cash contribution the Company is willing to make toward the implementation of the UAO. The Company has informed EPA of its intent to comply with the UAO and cooperate and coordinate with the Settling Defendants' representative. The Company, together with the property owner, previously contributed cash and proceeds from insurance settlements toward the remediation of the SCP Site. Such contributions total $16.4 million, plus interest earned thereon, which the Company believes should satisfy the share of remediation costs which could be found attributable to the Company for the SCP Site and any contamination or damage caused off-site. Please see Part II, Item 1. Legal Proceedings of the Form 10-Q for further discussion of this matter.

Berry's Creek Study Area

	The Company was one of 158 recipients of a Notice of Potential Liability and Request to Perform Remedial Investigation/Feasibility Study (the "Notice"), issued by the EPA on March 9, 2006, regarding the contamination of the Berry's Creek Study Area (the "Creek Area") located in Bergen County, N.J. A tributary adjacent to the SCP Site in Carlstadt,
N.J. flows into Berry's Creek. The Creek Area includes the approximately seven mile long water body known as Berry's Creek, a canal, all tributaries to Berry's Creek and related wetlands. Tidal areas of the river into which Berry's Creek empties are also subject to the Notice. Each recipient of the Notice is designated as a potentially responsible party under CERCLA, and may be held liable for the cleanup of the Creek Area and costs the EPA has incurred with regard to the Creek Area. The investigation and feasibility study regarding the scope of the contamination of the Creek Area is being conducted by a group of 100 potentially responsible parties. EPA publications report field work was to begin during the spring of 2009, and that it will take approximately five years from commencement of field work to develop potential cleanup options. Since no discovery has taken place concerning allegations against the Company, it is not possible to estimate the Company's ultimate liability, if any, with respect to the Creek Area.

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

NOTE 7 - LONG-TERM DEBT

	Long-term debt consists of the following as of June 30, 2009 and December 31, 2008 (table in $000's, except for monthly installment amounts):
                                             June 30,   December 31,
                                              2009          2008

Note payable to a finance company, due
  in monthly installments of $459,
  including interest at 7.99% per annum,
  to August 2009; secured by a vehicle
  carried at a net book value of $6.        $  1          $  3

Note payable to a bank, due in monthly
  installments of $505, including
  interest at 7.75% per annum, to June
  2011; secured by a vehicle carried
  at a net book value of $13.                 11            14

Non-interest bearing note payable to
  a finance company, payable in 60
  monthly installments of $1,154, to
  June 2014; including interest imputed
  at 6% per annum; secured by a vehicle
  carried at a net book value of $59.         60            -

Total long-term debt                          72            17
    Less: Current portion                    (17)           (9)
Long-term portion                           $ 55          $  8

	NOTE 8 - SEGMENT INFORMATION

	  The Company's continuing operations are grouped into three segments:
(a) operations which generate electricity from recovered methane gas, (b) operations which perform maintenance, remediation, closure, post-closure and related services on landfill sites, and (c) corporate and other. Corporate and other includes selling, general and administrative expenses not specifically allocable to the other segments. Corporate assets are represented primarily by cash and cash equivalents, marketable securities and real estate held for investment and sale. Financial information by segment for the six months ended June 30, 2009 and 2008 follows.

(table in $000's)          Electricity  Environmental Corporate
                           Generation     Services    and Other   Total

2009
  Gross operating revenues    $  205       $  331     $    -    $   536
  Eliminations (a)                -          (331)         -       (331)
  Net operating revenues         205           -           -        205
  Depreciation expense            28           19           5        52
  Income (loss)
    from operations (b)          (15)        (223)       (766)   (1,004)
  Capital expenditures             5            2          65        72

2008
  Gross operating revenues    $  372       $  437      $   -    $   809
  Eliminations (a)                -          (437)         -       (437)
  Net operating revenues         372           -           -        372
  Depreciation expense            25           20           3        48
  Income (loss)
    from operations (b)          158         (242)       (960)   (1,044)
  Capital expenditures             5           14           1        20

(a) Eliminations include intercompany sales, billings to the Kinsley's Escrow and fees received in conjunction with the Kinsley's Landfill re-grading project, if any.

(b) Income (loss) from operations of the Environmental Services segment includes accretion expense of $152,000 and $168,000 for 2009 and 2008, respectively.

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

Results of Operations

Results for the six months ended June 30, 2009 and 2008

	Consolidated net operating revenues were $205,000 for the six months ended June 30, 2009, a decrease of $167,000 or 45%, compared to $372,000 reported for the period ended in 2008. Consolidated operating revenues by business segment for the six months ended June 30, 2009 and 2008 were as follows (table in $000):

                                        2009       2008

          Environmental Svcs.         $  331     $  437
          Electricity Generation         205        372
          Subtotal                       536        809
          Eliminations                  (331)      (437)
          Net Operating Revenues      $  205     $  372

	The environmental services segment provides construction, remedial and maintenance services at landfills, commercial and industrial sites, and manages methane gas recovery operations. The environmental services segment reported $331,000 of gross operating revenues for the period in 2009 (prior to eliminations) compared to $437,000 for the period in 2008.

	Substantially all of the environmental services segment revenue for the period in both 2009 and 2008 were from post-closure activities on landfills previously operated by the Company's subsidiaries. Post-closure maintenance performed on a landfill owned by the Company, the Kinsley's Landfill, is submitted for reimbursement to a restricted escrow account established to finance the post-closure activities at the site (the "Kinsley's Escrow") (see Notes 3 and 6 to the Company's Consolidated Financial Statements). The Company billed the Kinsley's Escrow approximately $331,000 and $432,000 for post-closure maintenance performed during the six months ended June 30, 2009 and 2008, respectively. All reimbursements from the Kinsley's Escrow must be approved by the New Jersey Department of Environment Protection ("NJDEP"). Billings to the Kinsley's Escrow and for services provided to members of the consolidated group are eliminated in the calculation of net operating revenue. The Company is continuing its efforts to expand the customer base of the environmental services segment to additional entities beyond the consolidated group.

	Revenues from the segment that generates electricity were approximately $205,000 and $372,000 for the six months ended June 30, 2009 and 2008, respectively. The fuel utilized by this operation is the methane component of the gas generated by the Kinsley's Landfill. The electricity generating facility consists of four trailer mounted diesel engine/electricity generator units ("Gen-set(s)") each capable of generating approximately 11,000 kilowatt hours ("kWh") per day when operating at 85% capacity. Three of the four Gen-sets were available for operations during the period in 2009 and 2008, subject to routine repairs and maintenance. The fourth Gen-set requires significant repairs which have been deferred. Electricity generated is sold pursuant to a contract with a local utility. Revenues are a function of the number of kWh sold, the rate received per kWh and capacity payments. The Company sold approximately 4.10 million kW and 4.08 million kW during the six months ended June 30, 2009 and 2008, respectively. The average combined rate (per kWh and capacity payments) received per kWh equaled $.0500 and $.0912 for the six months ended June 30, 2009 and 2008, respectively. Generally speaking, the rate received by the Company reflects the market demand for electric power and the market price of fossil fuels. Engineering studies indicate that the quantity of gas generated by the landfill is declining but project sufficient landfill gas to continue the operation of three of the existing Gen-sets through 2011 and two of the existing Gen-sets for the period of 2012 through 2017. Elements of the landfill gas are more corrosive to the equipment than traditional fuels, resulting in more off-line hours dedicated to repair and maintenance than with equipment utilizing traditional fuels.

Cost of Operations

	Consolidated direct operating costs for the six months ended June 30, 2009 were $221,000, equal to the amount reported for the period in 2008. Approximately $12,000 of direct operating costs reported for the period in 2009 were incurred for post-closure maintenance at the MAC Landfill (see Liquidity and Capital Resources, Post-Closure Maintenance Costs below).
All but approximately $4,000 of the other direct operating costs related to the environmental services segment for the period in 2009 and approximately $17,000 for the period in 2008, were incurred in conjunction with the services provided to members of the consolidated group as described above and, therefore, eliminated in consolidation. The balance of the direct operating costs reported for the period in 2009 and 2008 were attributable to the electricity generating segment. The increase in operating costs is primarily due to repairs required on one Gen-set.

	Consolidated selling, general and administrative expenses for the six months ended June 30, 2009 and 2008 were $836,000 and $1,028,000, respectively. Components of selling, general and administrative expenses for the six months ended June 30, 2009 and 2008 were as follows (table in $000):

                                         2009       2008
Legal expenses                         $  165     $  322
Other professional fees                    84         79
Non-operating subsidiary expenses          30         29
All other administrative expenses         557        598
  Total                                $  836     $1,028

	Legal expenses reported for the period in 2009 and 2008 include approximately $35,000 and $116,000, respectively, of fees for matters related to the Company's landfills or the remediation of sites to which the Company has been named as a potentially responsible party ("PRP") or an alleged PRP. Such fees in the periods for both 2009 and 2008 were primarily attributable to matters related to the Kin-Buc Landfill and the Berry's Creek Study Area which are discussed below. Other professional fees include fees due to accountants, engineers, consultants and directors. The operating costs of the non-operating subsidiaries, consisting primarily of insurance premiums, franchise, corporate and real estate taxes, aggregated approximately $30,000 and $29,000 for the period in 2009 and 2008, respectively. All other administrative expenses decreased $41,000 to $557,000 for the period in 2009 from $598,000 for the period in 2008. This decrease was primarily attributable to a decline in personnel related costs as well as general operating expenses. Professional fees and administrative costs continue to be incurred in regard to the Company's business development and asset divestiture efforts (see Liquidity and Capital Resources below). The Company also incurs legal and other professional fees, and administrative expenses, during the course of evaluating businesses for possible acquisition.

	Consolidated accretion expense recognized on the Company's asset retirement obligation for landfill post-closure maintenance costs was $152,000 and $168,000 for the six months ended June 30, 2009 and 2008, respectively.

Operating Loss

	The Company's consolidated operating loss for the six months ended June 30, 2009 decreased to $1,004,000 from a loss of $1,044,000 reported for the period in 2008.

Other Income (Expense)

	Consolidated investment income was $54,000 for the six months ended June 30, 2009 versus $55,000 reported for the period in 2008. The amount reported for the period in 2009 includes approximately $51,000 of interest earned on refunded federal income taxes. The decrease in the balance of investment income reflects both a decrease in the rate of interest earned on U.S. Treasury securities, and other investments, and a decrease in the amount of funds available for investment.

	Consolidated investment income earned on the restricted escrow accounts dedicated to the funding of the Company's landfill post-closure maintenance costs was $385,000 and $172,000 for the six months ended June 30, 2009 and 2008, respectively. The amount reported for the periods in 2009 and 2008 include net gains of $241,000 and $20,000, respectively, from the sale of securities.

	Consolidated interest expense was $1,000 for the six months ended June 30 in both 2009 and 2008.

	Consolidated rental income, net of related expenses, was $8,000 and $13,000 for the six months ended June 30, 2009 and 2008, respectively. Income included in this category consists of royalty payments, reported net of commission, received from the lessee of certain of the Company's real property situated beneath the lessee's landfill and income earned from the rental of certain of the Company's property upon which a radio tower is situated.

	Proceeds from insurance claims totaled $8,000 and $2,000 for the six months ended June 30, 2009 and 2008, respectively, of which approximately $1,000 and $2,000 represents proceeds received from claims filed against certain of the Company's insolvent excess insurance carriers. See "Liquidity and Capital Resources - Insurance Claims for Past Remediation Costs" for further discussion of this issue.

	Consolidated net miscellaneous income for the six months ended June 30, 2009 and 2008 was $1,000 and $18,000, respectively. The amount reported for the period in 2008 includes a partial refund of expenses, $17,000, the Company had paid toward the 2004 settlement of litigation regarding the Chemsol Superfund Site.

Loss before Income Tax Benefit

	The consolidated loss before income tax benefit was $549,000 for the six months ended June 30, 2009, compared to a loss of $785,000 for the period in 2008.

Income Tax Benefit

	The provision for federal and state income tax benefit for the six months ended June 30, 2008 equaled $175,000. The Company recognized federal income tax benefit for the period due to its ability to carry-back net operating losses to 2006 for credit against federal income taxes paid with respect to such years. No benefit was recognized in the period for 2009 since no federal income taxes were paid in regard to 2008 or 2007.

Net Loss

	Net loss for the six months ended June 30, 2009 was $549,000 or $.18 per share, compared to a net loss of $610,000 or $.20 per share, for the six months ended June 30, 2008.

Results for the three months ended June 30, 2009 and 2008

	Consolidated net operating revenues were $94,000 for the three months ended June 30, 2009, a decrease of $119,000 or 56%, compared to $213,000 reported for the period ended in 2008. Consolidated operating revenues by business segment for the three months ended June 30, 2009 and 2008 were as follows (table in $000):

                                        2009       2008

          Environmental Svcs.         $  178     $  218
          Electricity Generation          94        213
          Subtotal                       272        431
          Eliminations                  (178)      (218)
          Net Operating Revenues      $   94     $  213

	The environmental services segment reported $178,000 of gross operating revenues for the period in 2009 (prior to eliminations) compared to $218,000 for the period in 2008. Billings to the Kinsley's Escrow for post-closure maintenance performed at the Kinsley's Landfill was approximately $178,000 and $217,000, respectively. Billings to the Kinsley's Escrow and for services provided to members of the consolidated group are eliminated in the calculation of net operating revenue.

	Revenues from the segment that generates electricity were approximately $94,000 and $213,000 for the three months ended June 30, 2009 and 2008, respectively. The Company sold approximately 2.25 million kW and
2.22 million kW during the period in 2009 and 2008, respectively. The average combined rate (per kWh and capacity payments) received per kWh equaled $.0418 and $.0956 for the period in 2009 and 2008, respectively.

Cost of Operations

	Consolidated direct operating costs for the three months ended June 30, 2009 were $60,000, a decrease of $58,000 or 49% when compared to $118,000 reported for the period in 2008. Approximately $5,000 of direct operating costs reported for the period in 2009 were incurred for post-closure maintenance at the MAC Landfill. All the other direct operating costs related to the environmental services segment for the period in 2009 and 2008 were incurred in conjunction with the services provided to members of the consolidated group as described above and, therefore, eliminated in consolidation. The balance of the direct operating costs reported for the period in 2009 and 2008 were attributable to the electricity generating segment. The decrease in operating costs is primarily due to a decrease in repairs required on the Gen-sets.

	Consolidated selling, general and administrative expenses for the three months ended June 30, 2009 and 2008 were $373,000 and $510,000, respectively. Components of selling, general and administrative expenses for the three months ended June 30, 2009 and 2008 were as follows (table in $000):

                                         2009       2008
Legal expenses                         $   49     $  167
Other professional fees                    31         26
Non-operating subsidiary expenses          20         19
All other administrative expenses         273        298
  Total                                $  373     $  510

	Legal expenses reported for the period in 2009 and 2008 include approximately $10,000 and $15,000, respectively, of fees for matters related to the Company's landfills or the remediation of sites to which the Company has been named as a potentially responsible party ("PRP") or an alleged PRP. Such fees in the periods for both 2009 and 2008 were primarily attributable to matters related to the Kin-Buc Landfill, the Berry's Creek Study Area and the SCP Site which are discussed below. Other professional fees include fees due to accountants, engineers, consultants and directors. The operating costs of the non-operating subsidiaries, consisting primarily of insurance premiums, franchise, corporate and real estate taxes, aggregated approximately $20,000 and $19,000 for the period in 2009 and 2008, respectively. All other administrative expenses decreased $25,000 to $273,000 for the period in 2009 from $298,000 for the period in 2008. This decrease was primarily attributable to a decline in personnel related expenses.

	Consolidated accretion expense recognized on the Company's asset retirement obligation for landfill post-closure maintenance costs was $76,000 and $84,000 for the three months ended June 30, 2009 and 2008, respectively.

Operating Loss

	The Company's consolidated operating loss for the three months ended June 30, 2009 decreased to $415,000 from a loss of $499,000 reported for the period in 2008.

Other Income (Expense)

	Consolidated investment income was $52,000 for the three months ended June 30, 2009 versus $20,000 reported for the period in 2008. The amount reported for the period in 2009 includes approximately $51,000 of interest earned on refunded federal income taxes. The decrease in the balance of investment income reflects both a decrease in the rate of interest earned on investments and a decrease in the amount of funds available for investment.

	Consolidated investment income earned on the restricted escrow accounts dedicated to the funding of the Company's landfill post-closure maintenance costs was $255,000 and $95,000 for the three months ended June 30, 2009 and 2008, respectively. The amounts reported for the periods in 2009 and 2008 include net gains of $166,000 and $20,000 respectively, from the sale of securities.

	Consolidated interest expense was less than $1,000 for the three months ended June 30 in both 2009 and 2008.

	Consolidated rental income, net of related expenses, was $1,000 and $7,000 for the three months ended June 30, 2009 and 2008, respectively.

	Proceeds from insurance claims was $8,000 for the three months ended June 30, 2009.

	Consolidated net miscellaneous income for the three months ended June 30, 2009 was less than $1,000, and $16,000 for the period in 2008. The amount reported for the period in 2008 includes a partial refund of expenses, $17,000, the Company had paid toward the 2004 settlement of litigation regarding the Chemsol Superfund Site.

Loss before Income Tax Benefit

	The consolidated loss before income tax benefit was $99,000 for the three months ended June 30, 2009, compared to a loss of $361,000 for the period in 2008.

Income Tax Benefit

	The provision for federal and state income tax benefit for the three months ended June 30, 2008 equaled $31,000. The Company recognized federal income tax benefit for the period due to its ability to carry-back net operating losses to 2006 for credit against federal income taxes paid with respect to such years. No benefit was recognized in the period for 2009 since no federal income taxes were paid in regard to 2008 or 2007.

Net Loss

	Net loss for the three months ended June 30, 2009 was $99,000 or $.03 per share, compared to a net loss of $330,000 or $.11 per share, for the three months ended June 30, 2008.

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

Statement of Cash Flow

	Net cash used in operating activities for the six months ended June 30, 2009 and 2008 was $471,000 and $794,000, respectively. The primary sources of cash from operating activities for the period in both 2009 and 2008 was cash received from customers of $209,000 and $345,000, respectively. Other income received of $84,000 for the period in 2009 includes $67,000 received from the escrow containing proceeds from a 2001 excess insurance claim settlement. The escrow was established in conjunction with the 1997 settlement of litigation which addressed remediation costs of the Kin-Buc Landfill. The primary uses of cash from operating activities for the period in both 2009 and 2008 were payments made to suppliers and employees, and payments of landfill post-closure maintenance costs. Cash paid to suppliers and employees for the period in 2009 and 2008 totaled $1,241,000 and $822,000, respectively. Payments of landfill post-closure maintenance costs related to the Kinsley's Landfill were $355,000 and $454,000 for the period in 2009 and 2008, respectively. Certain post-closure maintenance costs of the Kinsley's Landfill are initially paid by the Company, such as personnel costs and other necessary materials or services for which credit terms are limited. The Company seeks reimbursement for such payments from the restricted escrow account dedicated to fund the post-closure maintenance costs of the Kinsley's Landfill. The Company received reimbursements of $445,000 and $116,000 from the Escrow for the period in 2009 and 2008, respectively. Post-closure maintenance costs of the MAC Landfill are funded from the Company's general funds, and equaled $12,000 and $5,000 for the period in 2009 and 2008, respectively. See "Post-Closure Maintenance Costs" below for further discussion of the Company's landfill post-closure maintenance cost obligations. The Company received a Federal Income taxes refund of $426,000 and $49,000 for the period in 2009 and 2008, respectively. Installments paid pursuant to the Company's Offer in Compromise (discussed below) for the period in 2009 and 2008 totaled $80,000 and $110,000, respectively.

	Net cash provided by investing activities for the six months ended June 30, 2009 and 2008 was $468,000 and $537,000, respectively. Funds provided by investing activities for the period in both 2009 and 2008 were primarily utilized to fund operating activities. Net cash flow used in financing activities of $5,000 reported for the period in both 2009 and 2008, were principal payments due on vehicle financing.

	As a result of these activities, funds held by the Company in the form of cash and cash equivalents decreased $8,000 for the six months ended June 30, 2009 from December 31, 2008, versus a decrease of $262,000 in cash and cash equivalents reported for the period in 2008. The sum of cash, cash equivalents and marketable securities as of June 30, 2009 decreased to $2,707,000 from $3,196,000 reported as of December 31, 2008.

	Working capital equaled $2,565,000 and $3,352,000 as of June 30, 2009 and December 31, 2008, respectively, and the ratio of current assets to current liabilities was 2.6 to 1 as of June 30, 2009 versus 2.8 to 1 as of December 31, 2008.

Taxes

	As of June 30, 2009, the Company owes the United States Internal Revenue Service (the "Service") $657,000 for income taxes pertaining to taxable years 1980-88 and certain issues from taxable years 1989-91. This amount is payable in installments pursuant to the Offer in Compromise (the "Offer") proposed by the Company and accepted by the Service during July 2004. The Offer committed the Company to pay a total of $2,490,000 in satisfaction of the assessed federal income taxes and interest of approximately $4,800,000. A payment of $810,000 was made during October 2004 and the balance due is being paid in monthly installments over nine years as follows: (a) $18,230 per month for each of the forty-eight months beginning August 2004, and (b) $13,416 per month for each of the sixty months beginning August 2008. The total of the installments paid from inception through June 30, 2009 equals approximately $1,023,000. Approximately $161,000 is due in each of the four years subsequent to June 30, 2009 and one installment is due in the fifth year. The Service does not impose interest on amounts payable pursuant to the Offer. The Company is permitted to receive refunds of prior tax overpayments and from the carry-back of losses. Should the Company default in any of the terms of the Offer, the Service may initiate suit to impose one or more remedies available to it, including the reinstatement of the total amount previously assessed and/or impose interest.

Post-Closure Maintenance Costs

	As of June 30, 2009, the Company has accrued approximately $8.1 million for its estimated post-closure maintenance costs related to the Company's former landfill operations at the Kinsley's Landfill. Approximately $6.5 million is held in a restricted escrow account to provide funding of the post-closure maintenance costs of the Kinsley's Landfill (see Notes 3 and 6 to the Company's Consolidated Financial Statements). All disbursements from such escrow must be approved by the NJDEP. The timing of future approvals of outstanding reimbursement requests is uncertain.

	The thirty-year post-closure care period for the MAC Landfill was to expire on June 7, 2008. On June 3, 2008 the NJDEP notified the Company of its decision to temporarily extend the post-closure care period until such time the NJDEP performs a re-evaluation and re-assessment of conditions at the landfill. The NJDEP has requested certain environmental data concerning the landfill for such purpose. The NJDEP intends to then determine what further actions, if any, will be required of the Company. Because of the nature, scope and timing of NJDEP's decision and information request, the Company has requested an administrative hearing to contest certain aspects of NJDEP's decision including the extension of the post-closure care period. The Company's accrual established for the estimated post-closure maintenance cost at this site was depleted during 2008. The Company will expense ongoing post-closure maintenance costs as incurred until the obligations of the Company with respect to the site, if any, are determined. Annual post-closure maintenance costs related to the MAC Landfill approximated $24,000 and $10,000 for the years ended December 31, 2008 and 2007.

Contingent Environmental Liabilities

	During November 2004, the Company along with fourteen other potentially responsible parties were named as respondents to an Unilateral
Administrative Order issued by the United States Environmental Protection Agency ("EPA")regarding the Scientific Chemical Processing Superfund Site
(the "SCP Site") located in Carlstadt, New Jersey, which has been undergoing remediation pursuant to Unilateral Administrative Order issued in 1990. The November 2004 Unilateral Administrative Order seeks contribution toward the remediation of an area designated Operable Unit 2, estimated to cost $7.5 million, and $2.0 million of past oversight and administrative costs from the fifteen respondents, and a group of sixty nine other potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). EPA publications report work on OU2 began in April 2008 and should be completed in 2009, and a final remedy to address contamination of off-site ground water should be selected in 2011. The Company ceased operations of a solvents recovery facility at the site in 1970. The Company, together with the property owner, have contributed cash and proceeds from insurance settlements toward the remediation of the SCP Site. Such contributions total $16.4 million through the present, plus interest earned thereon, which the Company believes should satisfy the share of remediation costs which could be found attributable to the Company for the SCP Site and any contamination or danger caused off-site.

	The Company was one of 158 recipients of a Notice of Potential Liability and Request to Perform Remedial Investigation/Feasibility Study (the "Notice"), issued by the EPA on March 9, 2006, regarding the contamination of the Berry's Creek Study Area (the "Creek Area") located in Bergen County, N.J. A tributary adjacent to the SCP Site in Carlstadt,
N.J. flows into Berry's Creek. The Creek Area includes the approximately seven miles long water body known as Berry's Creek, a canal, all tributaries to Berry's Creek and related wetlands. Tidal areas of the river into which Berry's Creek empties are also subject of the Notice.
Each recipient of the Notice is designated as a potentially responsible party under CERCLA, and may be held liable for the cleanup of the Creek
Area and costs the EPA has incurred with regard to the Creek Area. The investigation and feasibility study regarding the scope of the remediation of the Creek Area is being conducted by a group of 100 potentially responsible parties. EPA publications report field work was to begin during the spring of 2009, and that it will take approximately five years from commencement of field work to develop potential cleanup options. Since no discovery has taken place concerning allegations against the Company, it is not possible to estimate the Company's ultimate liability, if any, with respect to the Creek Area.

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

Item 4.   CONTROLS AND PROCEDURES

          Not Applicable.

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

	The Company's management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and the principal financial officer of the Company concluded that as of June 30, 2009, the design and operation of the Company's disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Edison Township Property

	The Company's wholly owned subsidiary, Filcrest Realty, Inc. owns approximately 53 acres of undeveloped property in Edison Township, N.J. Edison Township requested that Filcrest Realty, Inc. grant it an easement on a portion of this property to install a shoreline walkway on certain lots situated along the Raritan River. This property was included in the area remediated pursuant to Administrative Orders issued by the EPA (see Note 6 - Post-closure Costs and Contingent Environmental Liabilities). The Company denied the Township's request believing the structure and location proposed by the Township will adversely impact the value of that entire tract which totals approximately 15 acres. The Township's appraiser set the value of the easement at $15,000 which the Company regards as too low. The Company had offered to sell the 15 acres to the Township. During April 2008 the Township of Edison brought suit against the Company in the Superior Court of New Jersey entitled Township of Edison v. Filcrest Realty, Inc. (No. MID-L-02173-08) to commence condemnation proceeding on the 0.48 acres for which the easement is sought. The Company filed its objections with the Superior Court during May 2008. On June 23, 2008 the Superior Court ruled in favor of the Township, authorizing it to acquire, by eminent domain, an easement over the shore-line property. On August 5, 2008, the Company filed an appeal of the Superior Court's decision with the Appellate Division entitled Township of Edison v. Filcrest Realty, Inc. (No, A-005891-07T2). The Company also filed a motion with the Superior Court to stay further action by the Township pending outcome of the appeal on August 8, 2008. Such motion was denied during September 2008. On July 28, 2009 the Appellate Division affirmed the Superior Court's June 2008 decision. In March 2009, a panel of Commissioners heard testimony related to the value of the land affected by the easement, and increased the valuation to approximately $46,000. The Company has appealed the Commissioner's decision. The Company is evaluating its remaining options with respect to these matters.

The Carlstadt SCP Site

	As previously disclosed, the Company was one of 43 respondents to a September 1990 Administrative Order of EPA concerning the implementation of interim environmental remediation measures at a site in Carlstadt, New Jersey owned by Inmar and allegedly operated by Transtech as a solvents recovery plant for approximately five years ending in 1970. The site is known as the Scientific Chemical Processing Superfund Site (the "SCP Site").

	In 1988, the Company, Inmar Associates, Inc. and Marvin H. Mahan (referred herein as the "Co-defendants") were sued in a civil action in the United States District Court for the District of New Jersey entitled AT&T Technologies, Inc. et al. v. Transtech Industries, Inc. et al. v. Allstate Insurance Company et al. (the "AT&T Suit") by a group of generators of waste alleging, among other things, that the primary responsibility for the clean-up and remediation of the SCP Site rests with the Company and the Co-defendants.

	In September 1995, the Court approved a settlement of the AT&T Suit pursuant to which the Company and the Co-defendants agreed to (i) pay $4.1 million of proceeds from settlements with primary insurers of a coverage action brought by the Company and Inmar Associates, Inc. against their primary and excess insurers, (ii) pay an additional $145,000, and (iii) assign certain of their SCP Site-related insurance claims against excess insurers in exchange for a complete release from these parties of all liability to them arising from or on account of environmental contamination at the SCP site and the parties' remediation of the same.

	Notwithstanding the September 1995 settlement, the Company may have liability in connection with the SCP Site to EPA for its costs of overseeing the remediation of the site, and to parties who had not contributed to the remediation at the time the settlement was approved but who may later choose to do so.

	The Company requested a complete and detailed accounting of the actual total expenditures for the remediation work completed at the SCP Site from the SCP Cooperating PRP Group. The SCP Cooperating PRP Group denied the request but alleged that, in the aggregate, $15 million has been expended in regard to the site. The Company, as stated above, together with the Co-defendants, had contributed $145,000 cash and $4.1 million of proceeds from the settlement with primary insurance carriers in 1995, an additional $12.0 million from the Company's October 2001 settlement with its excess insurance carriers in satisfaction of the assigned SCP Site related claims and an additional $250,000 in 2005 from the claims being pursued against the insolvent excess carriers, to a Qualified Settlement Fund established to fund costs incurred for the remediation of the Carlstadt SCP Site which is administered by the SCP Cooperating PRP Group. Such contributions total $16,450,000, plus interest earned, which the Company believes should more than satisfy the share of remediation costs which may be found attributable to the Company for the SCP Site and any contamination or damage caused offsite.

	On October 2, 2007, the Company filed a motion under the previously reported action in the Superior Court of New Jersey, Middlesex County, entitled Transtech Industries, Inc. et. al v. Certain Underwriters at Lloyds et al, (Docket No. MSX-L-10827-95), seeking an Order compelling the SCP Cooperating PRP Group to account for how and how much it has spent of the $16,450,000 paid by the Company. The October 2007 motion was denied by the Superior Court in January 2008. In January 2008 the Company filed an appeal of the Superior Court's decision with the Superior Court of New Jersey Appellate Division entitled Transtech Industries, Inc. v. Certain Underwriters at Lloyds London and SCP Carlstadt PRP Group, (Docket No. A-002604-07T2). During July 2009, the Appellate Division affirmed the decision of the Superior Court. The Company is evaluating its remaining options with respect to this matter.

Other Matters

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



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  August 14, 2009       By:  /s/ Robert V. Silva
                                  Robert V. Silva, President
                                  and Chief Executive Officer
                                 (Principal Executive Officer)

                                              and


Date:  August 14, 2009       By:  /s/ Andrew J. Mayer, Jr.
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary
                                 (Principal Financial and
                                  Accounting Officer)