Form 10-Q
period 2009-09-30
TRANSTECH INDUSTRIES INC
filed 2009-11-13
CIK 87799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2009
                              OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

As of November 12, 2009, 2,979,190 shares of common stock, $.50 par value, were outstanding. In addition, at such date, the issuer held 1,885,750 shares of common stock, $.50 par value, in treasury.

                                              	Page 1 of 51 pages

TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

                            I N D E X
                                                          Page(s)
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Financial Statements for the periods ending September 30, 2009 and 2008 are unaudited):

      Consolidated Balance Sheets as of September 30,
        2009 and December 31, 2008                          3 -  4
      Consolidated Statements of Operations and
        Comprehensive Loss for the Nine Months
        Ended September 30, 2009 and 2008                        5
      Consolidated Statements of Operations and
        Comprehensive Loss for the Three Months
        Ended September 30, 2009 and 2008                        6
      Consolidated Statements of Cash Flows for the
        Nine months Ended September 30, 2009 and 2008       7 -  8
      Notes to Consolidated Financial Statements            9 - 22

 Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations   23 - 39

Item 3.  Quantitative and Qualitative Disclosures
          About Market Risk                                     40

Item 4.  Controls and Procedures                                40

Item 4T. Controls and Procedures                                40

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                 41 - 43

Item 1A. Risk Factors                                           44

Item 2.  Unregistered Sales of Equity Securities
          and Use of Proceeds                                   44

Item 3.  Defaults Upon Senior Securities                        44

Item 4.  Submission of Matters to a Vote of
           Security Holders                                     44

Item 5.  Other Information                                      44

Item 6.  Exhibits                                               44

SIGNATURES                                                      45

EXHIBITS                                                   46 - 51

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

                 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS
                           (In $000's)

                             ASSETS

                                       September 30,  December 31,
                                            2009          2008
                                        (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents               $   664         $   716
  Marketable securities                     1,700           2,480
  Accounts receivable - trade                  34              34
  Refundable income taxes                     543             808
  Prepaid expenses and other                   41             103
  Restricted escrow account for
    post-closure costs                      1,063           1,044

      Total current assets                  4,045           5,185

PROPERTY, PLANT AND EQUIPMENT
  Land                                      1,067           1,067
  Buildings and improvements                  613             613
  Machinery and equipment                   3,400           3,320
      Total gross assets                    5,080           5,000
  Less accumulated depreciation             3,115           3,035
      Net property, plant and
        equipment                           1,965           1,965

OTHER ASSETS
  Restricted escrow account for
    post-closure costs                      5,581           6,019
  Other                                        34              36

      Total other assets                    5,615           6,055

TOTAL ASSETS                              $11,625         $13,205



See Notes to Consolidated Financial Statements

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

               CONSOLIDATED BALANCE SHEETS, Cont'd
                           (In $000's)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                       September 30,  December 31,
                                            2009          2008
                                        (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt       $    16         $     9
  Accounts payable                            410             194
  Current portion of income taxes
    payable	                              161             161
  Accrued income taxes                          3               3
  Accrued professional fees                    83             364
  Accrued miscellaneous liabilities           136              58
  Current portion of accrued post-
    closure costs                           1,063           1,044

        Total current liabilities           1,872           1,833

LONG-TERM LIABILITIES
  Long-term debt                               51               8
  Income taxes payable                        456             577
  Accrued post-closure costs                6,876           7,312

        Total long-term liabilities         7,383           7,897

TOTAL LIABILITIES                           9,255           9,730

STOCKHOLDERS' EQUITY
  Common stock, $.50 par value,
    10,000,000 shares authorized,
    4,864,940 shares issued                 2,432           2,432
  Additional paid-in capital                1,450           1,450
  Retained earnings                         9,398          10,068
  Accumulated other comprehensive
    income                                    104             539
        Subtotal                           13,384          14,489
  Treasury stock, at cost - 1,885,750
    shares                                (11,014)        (11,014)

TOTAL STOCKHOLDERS' EQUITY                  2,370           3,475

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                    $11,625         $13,205


See Notes to Consolidated Financial Statements

TRANSTECH INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION, Cont'd

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(In $000's, except per share data)
(Unaudited)
                                           For the Nine Months Ended
                                                   September 30,
                                                 2009        2008

NET OPERATING REVENUE                          $  313      $  573
COST OF OPERATIONS
  Direct operating costs                         (313)       (355)
  Selling, general and administrative
    expenses                                   (1,256)     (1,461)
  Accretion expense                              (228)       (252)
    Total cost of operations                   (1,797)     (2,068)
GAIN ON SALE OF EQUIPMENT                          -            8
LOSS FROM OPERATIONS                           (1,484)     (1,487)
OTHER INCOME (EXPENSE)
  Investment income                                56          67
  Investment income on restricted
    escrow account                                476         330
  Interest expense                                 (3)         (2)
  Rental income                                    13           8
  Proceeds from insurance claims                  110          58
  Miscellaneous income, net of
    miscellaneous expenses                         -           18
    Total other income                            652         479
LOSS BEFORE INCOME TAX BENEFIT                   (832)     (1,008)
  Income tax benefit                              162         261
NET LOSS                                       $ (670)     $ (747)

NET LOSS PER COMMON SHARE                      $ (.22)     $ (.25)

 NUMBER OF SHARES USED IN CALCULATION         2,979,190   2,979,190


COMPREHENSIVE LOSS:
NET LOSS                                      $  (670)     $ (747)
  Change in unrealized gain (loss)               (435)        (58)
COMPREHENSIVE LOSS                            $(1,105)     $ (805)


See Notes to Consolidated Financial Statements

TRANSTECH INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION, Cont'd

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(In $000's, except per share data)
(Unaudited)
                                          For the Three Months Ended
                                                   September 30,
                                                 2009        2008

NET OPERATING REVENUE                          $  108      $  201
COST OF OPERATIONS
  Direct operating costs                          (92)       (134)
  Selling, general and administrative
    expenses                                     (420)       (433)
  Accretion expense                               (76)        (84)
    Total cost of operations                     (588)       (651)
GAIN ON SALE OF EQUIPMENT                          -            7
LOSS FROM OPERATIONS                             (480)       (443)
OTHER INCOME (EXPENSE)
  Investment income                                 2          12
  Investment income on restricted
    escrow account                                 91         158
  Interest expense                                 (2)         (1)
  Rental income (expense)                           5          (5)
  Proceeds from insurance claims                  102          56
  Miscellaneous income, net of
    miscellaneous expenses                         (1)         -
    Total other income                            197         220
LOSS BEFORE INCOME TAX BENEFIT                   (283)       (223)
  Income tax benefit                              162          86
NET LOSS                                       $ (121)     $ (137)

NET LOSS PER COMMON SHARE                      $ (.04)     $ (.05)

 NUMBER OF SHARES USED IN CALCULATION         2,979,190   2,979,190


COMPREHENSIVE LOSS:
NET LOSS                                       $ (121)     $ (137)
  Change in unrealized gain (loss)                 12         (49)
COMPREHENSIVE LOSS                             $ (109)     $ (186)



See Notes to Consolidated Financial Statements

                      TRANSTECH INDUSTRIES, INC.
                           AND SUBSIDIARIES

                PART I - FINANCIAL INFORMATION, Cont'd

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In $000's)
                              (Unaudited)

                                           For the Nine months Ended
                                                   September 30,
                                                 2009        2008
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers              $   313     $   552
    Cash paid to suppliers and employees       (1,572)     (1,332)
    Interest and dividends received                56          67
    Other income received                         191          84
    Interest paid                                  (3)         (2)
    Income tax refunds, net of taxes paid         306        (106)
    Proceeds from the restricted escrow
      account                                     445       1,036
    Landfill post-closure maintenance costs      (538)       (711)
      Net cash used in operating activities      (802)       (412)

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturity of marketable
        securities                              4,979       5,273
    Purchase of marketable securities          (4,198)     (4,698)
    Proceeds from sale of equipment                -            8
    Purchase of equipment                         (21)        (58)
      Net cash provided by investing
        activities                                760         525

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on vehicle financing       (10)         (7)
      Net cash used in
        financing activities                      (10)         (7)

  NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                              (52)        106
  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE YEAR                                   716         961
  CASH AND CASH EQUIVALENTS AT END OF
    THE QUARTER                               $   664     $ 1,067
_________________________________________________________________

Noncash financing transactions during the nine months ended
September 30,2009 and 2008 are as follows:

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

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

          CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                           (In $000's)
                           (Unaudited)

                                           For the Nine Months Ended
                                                   September 30,
                                                 2009        2008
RECONCILIATION OF NET LOSS TO NET CASH
USED IN OPERATING ACTIVITIES:

NET LOSS                                      $  (670)    $  (747)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:

  Depreciation                                     80          73
  Gain on sale of equipment                        -           (8)
  Accretion expense                               228         252
  Earnings on restricted escrow accounts         (476)       (330)
 (Increase) decrease in assets:
    Accounts receivable net                        -           22
    Refundable income taxes                       264        (233)
    Prepaid expenses and other                     65         138
    Long-term assets                                2         112
  Increase (decrease) in liabilities:
    Accounts payable and accrued
      miscellaneous expenses                      200         119
    Income taxes payable                         (121)       (155)
    Accrued income taxes                           -           21
    Accrued professional fees                    (281)         (1)
    Proceeds from the restricted escrow
      account                                     445       1,036
    Accrued post-closure maintenance costs       (538)       (711)

NET CASH USED IN OPERATING ACTIVITIES         $  (802)    $  (412)




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

      In May 2009, the FASB issued a new accounting standard related to subsequent events, which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. The new accounting standard distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, the new accounting standard requires disclosure of the date through which subsequent events were evaluated. The new accounting standard is effective for interim and annual periods after June 15, 2009. The Company adopted the new accounting standard for the quarter ended June 30, 2009, and have evaluated subsequent events through November 13, 2009.
      In June 2009, the FASB issued a new accounting standard which provides guidance related to the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of a previously issued standard. The new accounting standard stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The new accounting standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard did not have a material impact on the Company's statements of operations or financial position.
      The Company has evaluated subsequent events occurring after the balance sheet date through the date of November 13, 2009, which is the date the financial statements were issued. No events requiring disclosure were noted.

	The Company sells the electricity it generates to a local utility. Such sales account for 100% of the Company's Net Operating Revenues for the nine month periods ended September 30, 2009 and 2008, and represented 100% of the Company's Accounts Receivable - Trade as of September 30, 2009 and December 31, 2008.

NOTE 2 - MARKETABLE SECURITIES

	At September 30, 2009, the Company's marketable securities consisted primarily of U. S. Treasury bills classified as available-for-sale and are carried at their fair value of $1,700,000, which approximated cost. At December 31, 2008, the Company's marketable securities consisted primarily of U.S. Treasury bills classified as available-for-sale and are carried at their fair value of $2,480,000, which also approximated cost. Net unrealized gains and losses related to the Company's marketable securities are included in stockholders' equity, net of income tax (stockholders' equity also includes net unrealized gains related to the restricted escrow accounts discussed in Note 3). Proceeds from the maturity of marketable securities for the nine months ended September 30, 2009 and 2008 were $4,979,000 and $5,273,000, respectively. No marketable securities were sold prior to their maturity during the period in either 2009 or 2008.

NOTE 3 - RESTRICTED ESCROW ACCOUNTS FOR POST-CLOSURE COSTS

       At September 30, 2009 and December 31, 2008 the Company held $6,644,000 and $7,063,000, respectively, in a restricted escrow account which is to be used to fund post-closure costs at Kinsley's Landfill (the "Kinsley's Landfill"). The escrow account is legally restricted for purposes of settling closure and post-closure costs, and was established to provide financial assurance through the deposit of a portion of the tipping fee charged when the landfill was operating. All disbursements from the restricted escrow account must be approved by the New Jersey Department of Environmental Protection. The balance of funds, if any, remaining after the end of the post-closure activities will revert to the State of New Jersey. The restricted escrow account primarily contains U.S. Treasury Notes and government backed debt securities. At September 30, 2009 the securities are carried at their fair value of $6,644,000, with a cost of $6,540,000, gross unrealized gains of $141,000 and gross unrealized losses of $37,000. At December 31, 2008 the securities had a fair market value of $7,063,000, with a cost of $6,524,000, gross unrealized gains of $541,000 and gross unrealized losses of $2,000. The net unrealized gains and losses are included in stockholder's equity for the respective periods (stockholders' equity also includes net unrealized gains related to the Company's marketable securities discussed in Note 2). The portion of the restricted escrow account reported as current equals the current portion of accrued post-closure costs related to the Kinsley's Landfill (see Note 6).

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

	The following table provides information on the assets measured at fair value on a recurring basis (table in $000):

                      Carrying Amount
                      in Consolidated      Fair Value Measurements Using
                       Balance Sheet
                    September 30, 2009     Level 1    Level 2    Level 3

Marketable securities      $ 1,700         $ 1,700       -          -
Restricted escrow account
  for post-closure costs   $ 6,644         $ 6,644       -          -

	SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. If the fair value option is elected, unrealized gains and unrealized losses will be recognized in earnings at each subsequent reporting date. The Company did not elect the fair value option to measure certain financial instruments.

NOTE 5 - INCOME TAXES

	On November 6, 2009 the Worker, Homeownership, and Business Assistance Act of 2009 ("WHBAA") was passed into law. This law among other things allows certain companies to elect to increase the carryback period for 2009 losses up to a maximum of five years. Previously, federal tax laws limited the carry-back of losses to two preceding years. As a result of the WHBAA the Company has recognized a federal income tax benefit of $162,000 in the accompanying financial statements for the nine and three month periods ended September 30, 2009, which approximates three quarters of the estimated benefit available for 2009. The Company had reported a federal income tax benefit for the nine and three month periods ended September 30, 2008. The tax benefit resulting from the loss reported for the periods in 2009 in excess of available benefits is fully offset by an increase in the deferred tax valuation allowance.

	The provision for income tax expense (benefit) for the nine months ended September 30, 2009 and 2008 is based upon the Company's anticipated annual effective tax rate and consists of the following (table in 000's):

                                           2009      2008
Provision for operations
  Currently payable (refundable):
    Federal                               $(162)    $(285)
    State                                    -         24
                                           (162)     (261)
  Deferred:
    Federal                                  -         -
    State                                    -         -
                                             -         -
  Total income tax provision (benefit)    $(162)    $(261)

	Income taxes payable, equal to $617,000 as of September 30, 2009, represents the amount due the United States Internal Revenue Service (the "Service") in settlement of litigation concluded during October 2000 regarding the Company's tax liability for taxable years 1980-88 and certain issues from taxable years 1989-91. During July 2004, the Service accepted the Company's Offer in Compromise (the "Offer") which requested a reduction in the amount payable with respect to such settlements and permission to pay the reduced obligation in installments. The Offer committed the Company to pay a total of $2,490,000 in satisfaction of the assessed federal income taxes and interest of approximately $4,800,000. A payment of $810,000 was made during October 2004 and the balance due is being paid in monthly installments over nine years as follows: (a) $18,230 per month for each of the forty-eight months beginning August 2004, and (b) $13,416 per month for each of the sixty months beginning August 2008. The total of the installments paid from inception through September 30, 2009 equals approximately $1,063,000. Approximately $161,000 is due in each of the three years subsequent to September 30, 2009 and $134,000 is due in the fourth year. The sum of the payments due during the twelve months subsequent to September 30, 2009 has been classified as a current liability and the balance of the payments due have been classified as a long-term liability. The Service does not impose interest on amounts payable pursuant to the Offer. The Company is permitted to receive refunds of prior tax overpayments and from the carryback of losses. Should the Company default in any of the terms of the Offer, the Service may initiate suit to impose one or more remedies available to it, including the reinstatement of the total amount previously assessed and/or impose interest.


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

	The following tables summarize the actual activity in the Company's asset retirement obligation liabilities for post-closure costs for the nine months ended September 30, 2009 and 2008 (table in $000):
                                             2009        2008
      Asset retirement obligation
        liability, beginning of period      $ 8,356     $ 8,797
      Accretion expense                         228         252
      Obligations settled during
        the period                             (611)       (638)
      Other adjustments (discussed below)       (34)        (37)
      Asset retirement obligation
        liability, end of period              7,939       8,374
          Less: Current portion              (1,063)     (1,040)

          Long-term portion                 $ 6,876     $ 7,334

	The amount reported as current portion represents the estimate of the cost to be incurred during the subsequent twelve months. The post-closure maintenance costs of the Kinsley's Landfill are reimbursed from a restricted escrow account (see Note 3).

	The thirty-year post-closure care period for the MAC Landfill was to expire on June 7, 2008. On June 3, 2008 the New Jersey Department of Environmental Protection ("NJDEP") notified the Company of its decision to temporarily extend the post-closure care period until such time the NJDEP performs a re-evaluation and re-assessment of conditions at the landfill. The NJDEP has requested certain environmental data concerning the landfill for such purpose. The NJDEP intends to then determine what further actions, if any, will be required of the Company. Because of the nature, scope and timing of NJDEP's decision and information request, the Company has requested an administrative hearing to contest certain aspects of NJDEP's decision including the extension of the post-closure care period. The Company's accrual established for the estimated post-closure maintenance cost for the Mac Landfill was depleted during 2008. The
Company is expensing ongoing post-closure maintenance costs as incurred until the obligations of the Company with respect to the site, if any, are determined. Until such time, the Company is unable to reasonably estimate the future cost of such obligations. Post-closure maintenance costs related to the MAC Landfill approximated $24,000 for the nine months ended September 30, 2009, and was reported as direct operating cost. Such amount included approximately $13,000 of engineering fees incurred in response to NJDEP inquiries.

	The Company annually reviews its calculations with respect to landfill asset retirement obligations unless there is a significant change in the facts and circumstances related to a landfill during the year, in which case the Company will review its calculations after the significant change has occurred.

	The Company began re-grading a section of the Kinsley's Landfill in 2006 in accordance with a plan approved by NJDEP. The re-grading plan calls for the use of both recycled and non-recycled materials to fill and re-contour the areas of the mound containing depressions. The Company received a fee to accept certain of the recycled materials. The costs incurred for re-grading activities shall be paid from such fees. However, costs incurred for re-grading activities in excess of such fees, if any, will be submitted to NJDEP for reimbursement from the Kinsley's Escrow. The amounts reported as Other adjustments in the above tables equal the related re-grading expenses at the Kinsley's Landfill. No proceeds were generated from the re-grading project during the nine months ended September 30 in either 2009 or 2008.

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

NOTE 7 - LONG-TERM DEBT

	Long-term debt consists of the following as of September 30, 2009 and December 31, 2008 (table in $000's, except for monthly installment amounts):
                                            September 30, December 31,
                                                2009          2008

Note payable to a finance company, due
  in monthly installments of $459,
  including interest at 7.99% per annum,
  to August 2009; paid in full.             $ -           $  3

Note payable to a bank, due in monthly
  installments of $505, including
  interest at 7.75% per annum, to June
  2011; secured by a vehicle carried
  at a net book value of $13.                 10            14

Non-interest bearing note payable to
  a finance company, payable in 60
  monthly installments of $1,154, to
  June 2014; including interest imputed
  at 6% per annum; secured by a vehicle
  carried at a net book value of $55.         57            -

Total long-term debt                          67            17
    Less: Current portion                    (16)           (9)
Long-term portion                           $ 51          $  8

	NOTE 8 - SEGMENT INFORMATION

	  The Company's continuing operations are grouped into three segments:
(a) operations which generate electricity from recovered methane gas, (b) operations which perform maintenance, remediation, closure, post-closure and related services on landfill sites, and (c) corporate and other. Corporate and other includes selling, general and administrative expenses not specifically allocable to the other segments. Corporate assets are represented primarily by cash and cash equivalents, marketable securities and real estate held for investment and sale. Financial information by segment for the nine months ended September 30, 2009 and 2008 follows.

(table in $000's)          Electricity  Environmental Corporate
                           Generation     Services    and Other   Total

2009
  Gross operating revenues    $  313       $  509     $    -    $   822
  Eliminations (a)                -          (509)         -       (509)
  Net operating revenues         313           -           -        313
  Depreciation expense            42           29           9        80
  Income (loss)
    from operations (b)            5         (327)     (1,162)   (1,484)
  Capital expenditures             5            9          67        81

2008
  Gross operating revenues    $  573       $  623      $   -    $ 1,196
  Eliminations (a)                -          (623)         -       (623)
  Net operating revenues         573           -           -        573
  Depreciation expense            37           30           6        73
  Income (loss)
    from operations (b)          226         (363)     (1,350)   (1,487)
  Capital expenditures            41           16           1        58

	(a) Eliminations include intercompany sales, billings to the Kinsley's Escrow and fees received in conjunction with the Kinsley's Landfill re-grading project, if any.

      (b) Income (loss) from operations of the Environmental Services segment includes accretion expense of $228,000 and $252,000 for 2009 and 2008, respectively.

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

Results of Operations

Results for the nine months ended September 30, 2009 and 2008

	Consolidated net operating revenues were $313,000 for the nine months ended September 30, 2009, a decrease of $260,000 or 45%, compared to $573,000 reported for the period ended in 2008. Consolidated operating revenues by business segment for the nine months ended September 30, 2009 and 2008 were as follows (table in $000):

                                        2009       2008

          Environmental Svcs.         $  509     $  623
          Electricity Generation         313        573
          Subtotal                       822      1,196
          Eliminations                  (509)      (623)
          Net Operating Revenues      $  313     $  573

	The environmental services segment provides construction, remedial and maintenance services at landfills, commercial and industrial sites, and manages methane gas recovery operations. The environmental services segment reported $509,000 of gross operating revenues for the period in 2009 (prior to eliminations) compared to $623,000 for the period in 2008.

	Substantially all of the environmental services segment revenue for the period in both 2009 and 2008 were from post-closure activities on landfills previously operated by the Company's subsidiaries. Post-closure maintenance performed on a landfill owned by the Company, the Kinsley's Landfill, is submitted for reimbursement to a restricted escrow account established to finance the post-closure activities at the site (the "Kinsley's Escrow") (see Notes 3 and 6 to the Company's Consolidated Financial Statements). The Company billed the Kinsley's Escrow approximately $509,000 and $609,000 for post-closure maintenance performed during the nine months ended September 30, 2009 and 2008, respectively.
All reimbursements from the Kinsley's Escrow must be approved by the New Jersey Department of Environment Protection ("NJDEP"). Billings to the Kinsley's Escrow and for services provided to members of the consolidated group are eliminated in the calculation of net operating revenue. The Company is continuing its efforts to expand the customer base of the environmental services segment to additional entities beyond the consolidated group.

	Revenues from the segment that generates electricity were approximately $313,000 and $573,000 for the nine months ended September 30, 2009 and 2008, respectively. The fuel utilized by this operation is the methane component of the gas generated by the Kinsley's Landfill. The electricity generating facility consists of four trailer mounted diesel engine/electricity generator units ("Gen-set(s)") each capable of generating approximately 11,000 kilowatt hours ("kWh") per day when operating at 85% capacity. Three of the four Gen-sets were available for operations during the period in 2009 and 2008, subject to routine repairs and maintenance. The fourth Gen-set requires significant repairs which have been deferred. Electricity generated is sold pursuant to a contract with a local utility. Revenues are a function of the number of kWh sold, the rate received per kWh and capacity payments. The Company sold approximately 6.77 million kW and 6.24 million kW during the nine months ended September 30, 2009 and 2008, respectively. The average combined rate (per kWh and capacity payments) received per kWh equaled $.0464 and $.0912 for the nine months ended September 30, 2009 and 2008, respectively. Generally speaking, the rate received by the Company reflects the market demand for electric power and the market price of fossil fuels.
Engineering studies indicate that the quantity of gas generated by the landfill is declining but project sufficient landfill gas to continue the operation of three of the existing Gen-sets through 2011 and two of the existing Gen-sets for the period of 2012 through 2017. Elements of the landfill gas are more corrosive to the equipment than traditional fuels, resulting in more off-line hours dedicated to repair and maintenance than with equipment utilizing traditional fuels.

Cost of Operations

	Consolidated direct operating costs for the nine months ended September 30, 2009 and 2008 were $313,000 and $355,000, respectively. Approximately $24,000 of direct operating costs reported for the period in 2009 were incurred for post-closure maintenance at the MAC Landfill (see Liquidity and Capital Resources, Post-Closure Maintenance Costs below).
All but approximately $7,000 of the other direct operating costs related to the environmental services segment for the period in 2009 and approximately $23,000 for the period in 2008, were incurred in conjunction with the services provided to members of the consolidated group as described above and, therefore, eliminated in consolidation. The balance of the direct operating costs reported for the period in 2009 and 2008, $282,000 and $332,000, respectively, were attributable to the electricity generating segment.

	Consolidated selling, general and administrative expenses for the nine months ended September 30, 2009 and 2008 were $1,256,000 and $1,461,000, respectively. Components of selling, general and administrative expenses for the nine months ended September 30, 2009 and 2008 were as follows
(table in $000):

                                         2009       2008
Legal expenses                         $  228     $  433
Other professional fees                   116        103
Non-operating subsidiary expenses          40         41
All other administrative expenses         872        884
  Total                                $1,256     $1,461

	Legal expenses reported for the period in 2009 and 2008 include approximately $70,000 and $147,000, respectively, of fees for matters related to the Company's landfills or the remediation of sites to which the Company has been named as a potentially responsible party ("PRP") or an alleged PRP. Such fees in the period for 2009 were primarily attributable to matters related to the Kin-Buc Landfill which is discussed below. The increase in legal expenses for other matters is primarily attributable to the Company's challenge of attempts by two municipalities to encumber certain real property owned by the Company (see the discussion of "Liquidity and Capital Resources, Real Property" below). Other professional fees include fees due to accountants, engineers, consultants and a director. The operating costs of the non-operating subsidiaries, consisting primarily of insurance premiums, franchise, corporate and real estate taxes, aggregated approximately $40,000 and $41,000 for the period in 2009 and 2008, respectively. All other administrative expenses decreased $12,000 to $872,000 for the period in 2009 from $884,000 for the period in 2008. This decrease was primarily attributable to declines in insurance, rent, leasing and general operating expenses off-setting increases in personnel related costs. Professional fees and administrative costs continue to be incurred in regard to the Company's business development and asset divestiture efforts (see Liquidity and Capital Resources below). The Company also incurs legal and other professional fees, and administrative expenses, during the course of evaluating businesses for possible acquisition.

	Consolidated accretion expense recognized on the Company's asset retirement obligation for landfill post-closure maintenance costs was $228,000 and $252,000 for the nine months ended September 30, 2009 and 2008, respectively.

Operating Loss

	The Company's consolidated operating loss for the nine months ended September 30, 2009 decreased to $1,484,000 from a loss of $1,487,000 reported for the period in 2008.

Other Income (Expense)

	Consolidated investment income was $56,000 for the nine months ended September 30, 2009 versus $67,000 reported for the period in 2008. The amount reported for the period in 2009 includes approximately $51,000 of interest earned on refunded federal income taxes. The decrease in the balance of investment income reflects both a decrease in the rate of interest earned on U.S. Treasury securities, and other investments, and a decrease in the amount of funds available for investment.

	Consolidated investment income earned on the restricted escrow accounts dedicated to the funding of the Company's landfill post-closure maintenance costs was $476,000 and $330,000 for the nine months ended September 30, 2009 and 2008, respectively. The amount reported for the periods in 2009 and 2008 include net gains of $289,000 and $107,000, respectively, from the sale of securities.

	Consolidated interest expense was $3,000 and $2,000 for the nine months ended September 30, 2009 and 2008, respectively.

	Consolidated rental income, net of related expenses, was $13,000 and $8,000 for the nine months ended September 30, 2009 and 2008, respectively. Income included in this category consists of royalty payments, reported net of commission, received from the lessee of certain of the Company's real property situated beneath the lessee's landfill and income earned from the rental of certain of the Company's property upon which a radio tower is situated.

	Proceeds from insurance claims totaled $110,000 and $58,000 for the nine months ended September 30, 2009 and 2008, respectively, of which approximately 93% and 100%, respectively, represents proceeds received from claims filed against certain of the Company's insolvent excess insurance carriers. See "Liquidity and Capital Resources - Insurance Claims for Past Remediation Costs" for further discussion of this issue.

	Consolidated net miscellaneous income for the nine months ended September 30, 2009 was less than $1,000 and $18,000 for the period in 2008. The amount reported for the period in 2008 includes a partial refund of expenses, $17,000, the Company had paid toward the 2004 settlement of litigation regarding the Chemsol Superfund Site.

Loss before Income Tax Benefit

	The consolidated loss before income tax benefit was $832,000 for the nine months ended September 30, 2009, compared to a loss of $1,008,000 for the period in 2008.

Income Tax Benefit

	The provision for federal and state income tax benefit for the nine months ended September 30, 2009 and 2008 equaled $162,000 and $261,000, respectively. The Company recognized federal income tax benefit for the periods due to its ability to carry-back net operating losses for credit against federal income taxes paid in prior years (see Note 5 to the Consolidated Financial Statements).

Net Loss

	Net loss for the nine months ended September 30, 2009 was $670,000 or $.22 per share, compared to a net loss of $747,000 or $.25 per share, for the nine months ended September 30, 2008.

Results for the three months ended September 30, 2009 and 2008

	Consolidated net operating revenues for the three months ended September 30, 2009 were $108,000, a decrease of $93,000 or 46%, compared to $201,000 reported for the period ended in 2008. Consolidated operating revenues by business segment for the three months ended September 30, 2009 and 2008 were as follows (table in $000):

                                        2009       2008

          Environmental Svcs.         $  178     $  186
          Electricity Generation         108        201
          Subtotal                       286        387
          Eliminations                  (178)      (186)
          Net Operating Revenues      $  108     $  201

	The environmental services segment reported $178,000 of gross operating revenues for the period in 2009 (prior to eliminations) compared to $186,000 for the period in 2008. Billings to the Kinsley's Escrow for post-closure maintenance performed at the Kinsley's Landfill were approximately $178,000 and $177,000, respectively. Billings to the Kinsley's Escrow and for services provided to members of the consolidated group are eliminated in the calculation of net operating revenue.

	Revenues from the segment that generates electricity were approximately $108,000 and $201,000 for the three months ended September 30, 2009 and 2008, respectively. The Company sold approximately 2.67 million kW and 2.16 million kW during the period in 2009 and 2008, respectively. The average combined rate (per kWh and capacity payments) received per kWh equaled $.0408 and $.0934 for the period in 2009 and 2008, respectively.

Cost of Operations

	Consolidated direct operating costs for the three months ended September 30, 2009 were $92,000, a decrease of $42,000 or 33% when compared to $134,000 reported for the period in 2008. Approximately $12,000 of direct operating costs reported for the period in 2009 were incurred for post-closure maintenance at the MAC Landfill. The other direct operating costs related to the environmental services segment for the period in 2009 and 2008 were incurred in conjunction with the services provided to members of the consolidated group as described above and, therefore, eliminated in consolidation, except for approximately $3,000 and $6,000 for the period in 2009 and 2008, respectively, attributable to unabsorbed overheads. The balance of the direct operating costs reported for the period in 2009 and 2008, $77,000 and $128,000, respectively, were attributable to the electricity generating segment. The decrease in operating costs is primarily due to a decrease in repairs required on the Gen-sets and the deferral of certain maintenance to the fourth quarter.

	Consolidated selling, general and administrative expenses for the three months ended September 30, 2009 and 2008 were $420,000 and $433,000, respectively. Components of selling, general and administrative expenses for the three months ended September 30, 2009 and 2008 were as follows (table in $000):

                                         2009       2008
Legal expenses                         $   63     $  111
Other professional fees                    32         24
Non-operating subsidiary expenses          10         12
All other administrative expenses         315        286
  Total                                $  420     $  433

	Legal expenses reported for the period in 2009 and 2008 include approximately $35,000 and $31,000, respectively, of fees for matters related to the Company's landfills or the remediation of sites to which the Company has been named as a potentially responsible party ("PRP") or an alleged PRP. Other professional fees include fees due to accountants, engineers, consultants and directors. The operating costs of the non-operating subsidiaries, consisting primarily of insurance premiums, franchise, corporate and real estate taxes, aggregated approximately $10,000 and $12,000 for the period in 2009 and 2008, respectively. All other administrative expenses increased $27,000 to $315,000 for the period in 2009 from $286,000 for the period in 2008, due primarily to an increase in personnel related costs.

	Consolidated accretion expense recognized on the Company's asset retirement obligation for landfill post-closure maintenance costs was $76,000 and $84,000 for the three months ended September 30, 2009 and 2008, respectively.

Operating Loss

	The Company's consolidated operating loss for the three months ended September 30, 2009 increased to $480,000 from a loss of $443,000 reported for the period in 2008.

Other Income (Expense)

	Consolidated investment income was $2,000 for the three months ended September 30, 2009 versus $12,000 reported for the period in 2008. The decrease in the balance of investment income reflects both a decrease in the rate of interest earned on investments and a decrease in the amount of funds available for investment.

	Consolidated investment income earned on the restricted escrow accounts dedicated to the funding of the Company's landfill post-closure maintenance costs was $91,000 and $158,000 for the three months ended September 30, 2009 and 2008, respectively. The amounts reported for the periods in 2009 and 2008 include net gains of $48,000 and $86,000 respectively, from the sale of securities.

	Consolidated interest expense was $2,000 and $1,000 for the three months ended September 30 2009 and 2008, respectively.

	Consolidated rental income is reported net of related expenses. Income of $5,000 was reported for the three months ended September 30, 2009. Expenses exceeded income for the period in 2008, resulting in a net expense of $5,000.

	Proceeds from insurance claims was $102,000 and $56,000 for the three months ended September 30, 2009 and 2008, respectively.

	Consolidated net miscellaneous expenses for the three months ended September 30, 2009 was $1,000 and less than $1,000 for the period in 2008.

Loss before Income Tax Benefit

	The consolidated loss before income tax benefit was $283,000 for the three months ended September 30, 2009, compared to a loss of $223,000 for the period in 2008.

Income Tax Benefit

	The provision for federal and state income tax benefit for the three months ended September 30, 2009 and 2008 equaled $162,000 and $86,000, respectively. The Company recognized federal income tax benefit for the periods due to its ability to carry-back net operating losses for credit against federal income taxes paid in prior years (see Note 5 to the Consolidated Financial Statements).

Net Loss

	Net loss for the three months ended September 30, 2009 was $121,000 or $.04 per share, compared to a net loss of $137,000 or $.05 per share, for the three months ended September 30, 2008.

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

Statement of Cash Flow

	Net cash used in operating activities for the nine months ended September 30, 2009 and 2008 was $802,000 and $412,000, respectively. The primary sources of cash from operating activities for the period in both 2009 and 2008 was cash received from customers of $313,000 and $552,000, respectively. Other income received of $191,000 for the period in 2009 includes $67,000 received from the escrow containing proceeds from a 2001 excess insurance claim settlement. The escrow was established in conjunction with the 1997 settlement of litigation which addressed remediation costs of the Kin-Buc Landfill. The primary uses of cash from operating activities for the period in both 2009 and 2008 were payments made to suppliers and employees, and payments of landfill post-closure maintenance costs. Cash paid to suppliers and employees for the period in 2009 and 2008 totaled $1,572,000 and $1,332,000, respectively. Payments of landfill post-closure maintenance costs related to the Kinsley's Landfill were $514,000 and $697,000 for the period in 2009 and 2008, respectively. Certain post-closure maintenance costs of the Kinsley's Landfill are initially paid by the Company, such as personnel costs and other necessary materials or services for which credit terms are limited. The Company seeks reimbursement for such payments from the restricted escrow account dedicated to fund the post-closure maintenance costs of the Kinsley's Landfill. The Company received reimbursements of $445,000 and $1,036,000 from the Escrow for the period in 2009 and 2008, respectively. Post-closure maintenance costs of the MAC Landfill are funded from the Company's general funds, and equaled $24,000 and $14,000 for the period in 2009 and 2008, respectively. See "Post-Closure Maintenance Costs" below for further discussion of the Company's landfill post-closure maintenance cost obligations. The Company received federal income taxes refunds of $426,000 and $49,000 for the period in 2009 and 2008, respectively. Installments paid pursuant to the Company's Offer in Compromise (discussed below) for the period in 2009 and 2008 totaled $121,000 and $154,000, respectively.

	Net cash provided by investing activities for the nine months ended September 30, 2009 and 2008 was $760,000 and $525,000, respectively. Funds provided by investing activities for the period in both 2009 and 2008 were primarily utilized to fund operating activities. Net cash flow used in financing activities of $10,000 and $7,000 reported for the period in 2009 and 2008, respectively, were principal payments due on vehicle financing.

	As a result of these activities, funds held by the Company in the form of cash and cash equivalents decreased $52,000 for the nine months ended September 30, 2009 from December 31, 2008, versus an increase of $106,000 in cash and cash equivalents reported for the period in 2008. The sum of cash, cash equivalents and marketable securities as of September 30, 2009 decreased to $2,364,000 from $3,196,000 reported as of December 31, 2008.

	Working capital equaled $2,173,000 and $3,352,000 as of September 30, 2009 and December 31, 2008, respectively, and the ratio of current assets to current liabilities was 2.2 to 1 as of September 30, 2009 versus 2.8 to 1 as of December 31, 2008.

Taxes

	As of September 30, 2009, the Company owes the United States Internal Revenue Service (the "Service") $617,000 for income taxes pertaining to taxable years 1980-88 and certain issues from taxable years 1989-91. This amount is payable in installments pursuant to the Offer in Compromise (the "Offer") proposed by the Company and accepted by the Service during July 2004. The Offer committed the Company to pay a total of $2,490,000 in satisfaction of the assessed federal income taxes and interest of approximately $4,800,000. A payment of $810,000 was made during October
2004 and the balance due is being paid in monthly installments over nine years as follows: (a) $18,230 per month for each of the forty-eight months beginning August 2004, and (b) $13,416 per month for each of the sixty months beginning August 2008. The total of the installments paid from inception through September 30, 2009 equals approximately $1,063,000. Approximately $161,000 is due in each of the three years subsequent to September 30, 2009 and $134,000 is due in the fourth year. The Service does not impose interest on amounts payable pursuant to the Offer. The Company is permitted to receive refunds of prior tax overpayments and from the carry-back of losses. Should the Company default in any of the terms of the Offer, the Service may initiate suit to impose one or more remedies available to it, including the reinstatement of the total amount previously assessed and/or impose interest.

Post-Closure Maintenance Costs

	As of September 30, 2009, the Company has accrued approximately $7.9 million for its estimated post-closure maintenance costs related to the Company's former landfill operations at the Kinsley's Landfill. Approximately $6.6 million is held in a restricted escrow account to provide funding of the post-closure maintenance costs of the Kinsley's Landfill (see Notes 3 and 6 to the Company's Consolidated Financial Statements). All disbursements from such escrow must be approved by the NJDEP. The timing of future approvals of outstanding reimbursement requests is uncertain.

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

Real Property

	On December 10, 2007 the Mayor and Town Council of the Township of Deptford, N.J. (the "Township") approved a resolution designating an area, including approximately 342 acres of the Company's property and 60 acres the Company sold in 2006 pursuant to a contract with BWF Development, Inc. ("BWF"), as an area in need of redevelopment in accordance with New Jersey Statute 40A:12A-5. This action follows the Township's Planning Board's August 8, 2007 approval of the study prepared by the Township's planner entitled "Five Points Study Area, Preliminary Investigation: Determination of an Area in Need of Redevelopment" (the "Five Points Study"). The Five Points Study concluded that the subject area (the "Five Points Study Area") should be designated a redevelopment area pursuant to the New Jersey Local Housing and Redevelopment Law. During September 2007, two subsidiaries of Transtech commenced litigation in the Superior Court of New Jersey Law Division, Gloucester County, entitled Kinsley's Landfill, Inc. and Birchcrest, Inc. v. Planning Board of the Township of Deptford, et al (Docket No.: L-1536-07), in an attempt to, among other remedies, reverse and set aside the Township's Planning Board approval of the 2007 study prepared by the Township's planner. During December 2007, this complaint was amended to include The Township of Deptford, Benderson Properties, Inc. and certain of its affiliates as defendants. The litigation has been stayed pending the outcome of court ordered mediation.

	The Company's wholly owned subsidiary, Filcrest Realty, Inc. owns approximately 53 acres of undeveloped property in Edison Township, N.J. During 2008, the Township of Edison prevailed in its suit against the Company to condemn 0.48 acres of Filcrest Realty, Inc. property situated along the Raritan River and obtain easements to install a shoreline walkway. See Part II, Item 1. - Legal Proceedings for a discussion of recent developments concerning this matter.

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

Insurance Claims for Past Remediation Costs

	In February 2002, the Company consummated an October 2001 settlement of litigation it had commenced in 1995 against its excess insurers who provided coverage during the period of 1965 through 1986 (the "Lloyds Suit"). Many of the non-settling insurance companies are insolvent, however the estates of some of these insolvent companies have sufficient assets to make a partial contribution toward claims filed by the Company. During the nine months ended September 30, 2009 and 2008, the Company received $93,000 and $58,000, respectively, of proceeds related to claims filed against the estates of insolvent insurers. Through such date, the Company has resolved claims against its excess insurers representing approximately 98% of the value assigned to the coverage provided under the policies that were the subject of the Lloyds Suit. The October 2001 Settlement Agreement released and terminated all rights, obligations and liabilities of the settling excess insurers and the Company with respect to the subject insurance policies. The Company had previously reached settlement of claims made against the majority of its primary insurers for the period of 1965 through 1986 as well, agreeing to forego future claims against the policies in conjunction with the settlements.

                   TRANSTECH INDUSTRIES, INC.
                        AND SUBSIDIARIES

             PART I - FINANCIAL INFORMATION, Cont'd

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

          Not Applicable.

Item 4.   CONTROLS AND PROCEDURES

          Not Applicable.

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

	The Company's management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and the principal financial officer of the Company concluded that as of September 30, 2009, the design and operation of the Company's disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the principal executive officer and principal financial officer) in a timely manner, and
(ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Edison Township Property

	The Company's wholly owned subsidiary, Filcrest Realty, Inc. owns approximately 53 acres of undeveloped property in Edison Township, N.J. Edison Township requested that Filcrest Realty, Inc. grant it an easement on a portion of this property to install a shoreline walkway on certain lots situated along the Raritan River. This property was included in the area remediated pursuant to Administrative Orders issued by the EPA (see Note 6 - Post-closure Costs and Contingent Environmental Liabilities). The Company denied the Township's request believing the structure and location proposed by the Township will adversely impact the value of that entire tract which totals approximately 15 acres. The Company had offered to sell the 15 acres to the Township, and the Township declined. The Township's appraiser set the value of the easement at $15,000 which the Company regards as too low. During April 2008 the Township of Edison brought suit against the Company in the Superior Court of New Jersey entitled Township of Edison v. Filcrest Realty, Inc. (No. MID-L-02173-08) to commence condemnation proceeding on the
0.48 acres for which the easement is sought. On June 23, 2008 the Superior Court ruled in favor of the Township, authorizing it to acquire, by eminent domain, an easement over the shore-line property. On August 5, 2008, the Company filed an appeal of the Superior Court's decision with the Appellate Division entitled Township of Edison v. Filcrest Realty, Inc. (No, A-005891-
07T2). The Company also filed a motion with the Superior Court to stay further action by the Township pending outcome of the appeal on August 8, 2008, which was denied by the court during September 2008. On July 28, 2009 the Appellate Division affirmed the Superior Court's June 2008 decision.

	In March 2009, a panel of Commissioners heard testimony related to the value of the land affected by the easement, and increased the valuation to approximately $46,000. On April 20, 2009, the Company filed an appeal of the Commissioner's valuation with the Superior Court and requested a jury trial to determine this issue. Settlement discussions are continuing.

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



                                  TRANSTECH INDUSTRIES, INC.
                                  (Registrant)



Date:  November 13, 2009     By:  /s/ Robert V. Silva
                                  Robert V. Silva, President
                                  and Chief Executive Officer
                                 (Principal Executive Officer)

                                              and


Date:  November 13, 2009     By:  /s/ Andrew J. Mayer, Jr.
                                  Andrew J. Mayer, Jr.
                                  Vice President-Finance, Chief
                                  Financial Officer and Secretary
                                 (Principal Financial and
                                  Accounting Officer)