Form 10-K
period 2009-12-31
TRANSTECH INDUSTRIES INC
filed 2010-03-31
CIK 87799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION PRIVATE
Washington, D.C. 20549
FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
     For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer []          Accelerated filer []
Non-accelerated filer []            Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [X]

	As of the last day of the second fiscal quarter of 2009, the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $162,000.

	At March 30, 2010 the issuer had outstanding 2,979,190 shares of Common Stock, $.50 par value. In addition, at such date, the registrant held
1,885,750 shares of Common Stock, $.50 par value, in treasury.

	DOCUMENTS INCORPORATED BY REFERENCE:

Annual report to security holders for the fiscal year ended December 31, 2009 is incorporated by reference into Part II of this Form 10-K with respect to Items 5, 7 and 8 of such Part II.

TRANSTECH INDUSTRIES, INC.
AND SUBSIDIARIES

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009
CROSS-REFERENCE SHEET
PURSUANT TO FORM 10-K GENERAL INSTRUCTION G(4)

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

   II/7       Management's Discussion and   Annual Report to
              Analysis of Financial         security holders
              Condition and Results         (1), pages 3 to 19
              Of Operations.

   II/8       Financial Statements and      Annual Report to
              Supplementary Data.           security holders
                                            (1), pages 20 to
                                            25



(1) Annual Report to Stockholders, attached as Exhibit 13 to this Form
10-K

	TRANSTECH INDUSTRIES, INC.
	AND SUBSIDIARIES
	________________

	FORM 10-K
	FOR THE YEAR ENDED DECEMBER 31, 2009

	Table of Contents
	Page(s)
Part I,	Item 1.	Business.               	      5 - 18
  "	Item 1A.Risk Factors.                             18
  "	Item 1B.Unresolved Staff Comments.	          18
  "	Item 2.	Properties.               	     18 - 20
  "	Item 3.	Legal Proceedings.	             20 - 27
  "	Item 4.	[Removed and Reserved]                    27

Part II, Item 5.Market for Registrant's Common
		Equity, Related Stockholder
		Matters and Issuer Purchases
		of Equity Securities. 	                 28
  "	Item 6.	Selected Financial Data.	         28
  "	Item 7.	Management's Discussion and
		Analysis of Financial Condition
		and Results of Operations.	         28
  "	Item 7A.Quantitative and Qualitative
		Disclosures About Market Risk.	         28
  "	Item 8.	Financial Statements and
		Supplementary Data.	                 28
  "	Item 9.	Changes In and Disagreements
	         with Accountants on Accounting
		 and Financial Disclosure.	         28
  "	Item 9A. Controls and Procedures. 	         28
  "	Item 9A(T).Controls and Procedures.	    28 - 30
  "	Item 9B.   Other Information.	                 30

Part III, Item 10. Directors, Executive Officers
	            and Corporate Governance.	    31 - 34
  "	Item 11.   Executive Compensation.	    34 - 38
  "	Item 12.   Security Ownership of Certain
		   Beneficial Owners and Management
		   and Related Stockholder Matters. 38 - 41
  "	Item 13.   Certain Relationships and Related
		    Transactions, and Director
		    Independence.	                 41
  "	Item 14.   Principal Accountant Fees
		   and Services. 	            42 - 43

Part IV, Item 15.  Exhibits and Financial Statement
		    Schedules.                           44

Signatures                                               45

Exhibit Index 		                            46 - 49

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

Part I, Item 1.  Business.

General

Transtech Industries, Inc. ("Transtech") was incorporated under the laws of the State of Delaware in 1965. Transtech is a public holding company which manages its investments and 18 subsidiaries (Transtech and its subsidiaries collectively referred to as the "Company"). Two subsidiaries conduct active operations that have been classified into two segments: the performance of environmental services and the generation and sale of electricity utilizing methane gas. The other subsidiaries of the Company are inactive and hold assets consisting primarily of cash and cash equivalents, real property, intercompany receivables and contract rights (see "Continuing Operations" below).

	At December 31, 2009, the Company employed 11 persons on a full-time basis.

	The Company and certain subsidiaries previously participated in the resource recovery and waste management industries. These activities ended in 1987 and included the hauling of waste, and the operation of three landfills and a solvents recovery facility. Although these sites are now closed, the Company remains a potentially responsible party with respect to the remediation of these and other sites, and has incurred substantial costs associated with such remediation and the post-closure maintenance of the landfills it previously operated. The Company has also incurred significant legal and administrative expenses with respect to litigation, and legal and administrative proceedings related to its past activities in the resource recovery and waste management industries as the liability for remediation of sites that the Company previously operated or was named as a potentially responsible party were being sorted-out among all potentially responsible parties through extensive and complex litigation. See "Prior Operations" below and Part I, Item 3, Legal Proceedings for further discussion regarding these sites.

	In order to pay its mounting legal costs and remediation obligations, the Company divested a number of its more significant businesses during the period of 1986 through 1996. During the period of 1992 through 2002, the Company consummated settlements of its claims against certain insurance carriers and excess insurance carriers for a total of approximately $29.4 million, and received a total of $5.3 million during the period of 2005 through 2009 from claims filed against the estates of certain insolvent excess insurers. The Company has also sold portions of its dormant real estate during 1992, 1997 and 1998 totaling approximately 678 acres for approximately $2.0 million, and in 2006, completed the sale of approximately 60 acres of real property for approximately $2.2 million(see Part I, Item
2).

	The Company's past participation in the waste handling, treatment and disposal industries subjects the Company to additional claims that may be made against the Company for the remediation of sites in which the Company is deemed a potentially responsible party. In addition, future events or changes in environmental laws or regulations, that cannot be predicted at this time, could result in material increases in post-closure costs, and other potential liabilities that may ultimately result in costs and liabilities in excess of its available financial resources.

	The Company continues to pursue the sale of certain real property, however, no assurance can be given that the timing and amount of the proceeds from such sales will be sufficient to meet the cash requirements of the Company as they come due. In addition, the Company cannot ascertain whether its remaining operations and its efforts to otherwise enhance liquidity will be adequate to satisfy its future cash requirements.

	In the event of an unfavorable resolution of the Company's litigation and contingent liabilities, discussed herein, or should the proceeds of asset sales be insufficient to meet the Company's future cash requirements, including its tax liabilities, then, if other alternatives are unavailable at that time, the Company will be forced to consider a plan of liquidation of its remaining assets, whether through bankruptcy proceedings or otherwise.

Continuing Operations

	Environmental Services.	  The environmental services segment primarily
provides landfill closure and post-closure services, and installs and manages methane gas operations. The segment has also provided construction and remedial services at commercial and industrial sites. Post-closure maintenance conducted within the State of New Jersey must be performed in accordance with regulations established and maintained by the New Jersey Department of Environmental Protection ("NJDEP"). The United States Environmental Protection Agency ("EPA") has jurisdiction if a site is listed on the National Priorities List. Substantially all of the environmental services segment's gross revenues for the years ended December 31, 2009 and 2008 of $658,000 and $737,000, respectively, were for services to other members of the consolidated group, and therefore eliminated in consolidation. The segment's gross-operating revenue represented approximately 61% and 52% of the Company's consolidated gross-operating revenues (prior to the elimination of such transactions)for 2009 and 2008, respectively.

	The Company's environmental services segment performs post-closure maintenance at sites previously operated by the Company's subsidiaries. Work performed on a landfill owned by the Company's subsidiary, Kinsley's Landfill, Inc. ("Kinsley's"), the Kinsley's Landfill, is submitted to NJDEP for reimbursement from a restricted escrow account established to finance the closure activities at the site (the "Kinsley's Escrow"). The gross-operating revenue reported above includes billings to the Kinsley's Escrow of approximately $645,000 and $713,000 for post-closure work performed during the years ended December 31, 2009 and 2008, respectively. All reimbursements from the Kinsley's Escrow must be approved by the NJDEP. Kinsley's has begun re-grading areas of the Kinsley's Landfill in accordance with a plan approved by the NJDEP. The re-grading plan calls for the use of both recycled and non-recycled materials to fill and re-contour areas of the landfill containing depressions. Kinsley's receives a fee to accept certain of the recycled materials. The costs incurred for re-grading activities shall be paid from such fees. Costs incurred for re-grading activities in excess of such fees, if any, will be submitted to NJDEP for reimbursement from the Kinsley's Escrow. Kinsley's intends to utilize recycled materials to the fullest extent possible in order to minimize the amount of re-grading costs paid from the Kinsley's Escrow, if any. Kinsley's competes with certain landfills and development projects for the revenue producing materials on the basis of the fee imposed for accepting the materials and transportation cost, and must obtain NJDEP approval prior to utilizing material from a new source unless such material has been previously approved for such purposes. The gross revenue reported for the environmental services segment for the years ended December 31, 2009 and 2008 does not include any fees from the acceptance of the revenue producing materials. The decline in the revenue associated with the recycled material is due primarily to competition for such materials from a nearby re-development project. The competition from such projects and landfills may continue to negatively impact the quantity of the fee producing materials obtained by Kinsley's as well as the associated fee.

	The market for services provided by the environmental services segment is limited to the landfills and sites requiring remediation in its geographical area. The environmental services segment competes on the basis of price, experience and financial viability with numerous firms typically significantly larger, having operations involved in other aspects of the light and heavy construction industries. The Company is continuing its efforts to expand the customer base of the environmental services segment to additional entities beyond the consolidated group. There are no assurances such efforts will result in work for the Company.

	As stated above, the post-closure maintenance work performed by the Company's subsidiaries must be conducted in accordance with regulations established and maintained by the NJDEP. Such costs related to the Kinsley's Landfill have been charged against the accrual established for such purpose. The costs related to the Mac Landfill had been charged against its related accrual until it was exhausted during 2008, and then subsequently expensed. Legal fees and certain other third party fees incurred for assistance with addressing and complying with such regulations are expensed as incurred, and approximated $27,000 and $14,000 for the years ended December 31, 2009 and 2008, respectively.

	The environmental services segment has not incurred any cost for research and development activities during the years ended December 31, 2009 and 2008.

	Electricity Generation. Revenues from the operation which generates electricity were approximately $413,000 and $689,000 for the years ended December 31, 2009 and 2008, respectively. Such revenues represent 39% and 48% of consolidated gross operating revenues for 2009 and 2008, respectively, and 100% of consolidated net revenues for both 2009 and 2008.

	The electricity generating facility consists of four trailer mounted diesel engine/electricity generator units ("Gen-set(s)") each capable of generating approximately 11,000 kilowatt hours ("kWh") per day when operating at 85% capacity. The Gen-sets are fueled by the methane component of the landfill gas generated by the Kinsley's Landfill located in Deptford, New Jersey. Three of the four Gen-sets were available for operation during 2009 and 2008, subject to routine repairs and maintenance. The fourth Gen-set requires major repairs which have been deferred. Electricity generated is sold pursuant to a contract with a local utility which is currently renewed annually. Revenues are a function of the number of kWh sold, the rate received per kWh and capacity payments. The Company sold approximately 9.0 and 8.0 million kWh during the year ended December 31, 2009 and 2008, respectively. The average combined rate (per kWh and capacity payment) received for the year ended December 31, 2009 and 2008 was $.046 and $.086, respectively. The amount of electricity generated by the electricity generating facility is limited by a number of factors, including, but not limited to, the volume and quality of landfill gas generated by the Kinsley's Landfill, the number of Gen-sets operating, the number of hours each Gen-set operated, air permit limitations and the ability of the local utility to accept the electricity generated. Generally speaking, the rate received by the Company reflects the market demand for electric power and the market price of fossil fuels. The combined rate received is typically higher in warmer months. Engineering studies indicate the quantity of gas generated by the landfill is declining but project sufficient landfill gas to continue the operation of three of the existing Gen-sets through 2011 and two of the existing Gen-sets for the period of 2012 through 2017. Elements of the landfill gas are more corrosive to the equipment than traditional fuels, resulting in more off-line hours dedicated to repair and maintenance than with equipment utilizing traditional fuels.

	The electricity generating facility is subject to air emission permitting and regulations regarding used lubricants. The professional and other third party fees incurred to address these issues approximated $1,000 in each of the years ended December 31, 2009 and 2008.

	The electricity generation segment has not incurred any cost for research and development activities for the years ended December 31, 2009 and 2008.

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

	Kinsley's. Kinsley's Landfill, located in Deptford Township, New Jersey, ceased accepting solid waste on February 6, 1987 and commenced closure of that facility at that time. The Company's Environmental Services Segment currently performs the post-closure maintenance required at the site. Kinsley's has accrued for the post-closure maintenance costs for the Kinsley's Landfill. Such accrual equals the present value of the estimated future post-closure costs related to a site determined in accordance with Accounting Standards Codification 410, "Asset Retirement and Environmental Obligations" ("ASC 410"). Pursuant to ASC 410 estimates of costs to discharge asset retirement obligations are developed in today's dollars.
The estimated costs are inflated to the expected time of payment and then discounted back to present value. Kinsley's estimate of post-closure costs in current dollars were inflated to the expected time of payment using an inflation rate of 2.5%, and the inflated costs were discounted to present value using a credit-adjusted, risk-free discount rate of 4.5%. Such estimates require a number of assumptions, and therefore may differ from the ultimate outcome. Litigation and administrative costs associated with a site are expensed as incurred. Funds held in a restricted escrow account are dedicated to post-closure activities of Kinsley's Landfill. At December 31, 2009, Kinsley's has accrued $7,965,000 for post-closure care of this facility, of which $6,170,000 is held in the restricted escrow account dedicated to fund Kinsley's post-closure costs. The accrual as of December 31, 2009 is based upon estimated maintenance costs of the site's containment systems through the year 2017. The Company billed such escrow approximately $645,000 and $713,000 in 2009 and 2008, respectively, for post-closure maintenance conducted at the site.

	Mac. Mac Landfill, also located in Deptford Township, New Jersey, ceased operations in 1977 and the closure of this facility is completed. The Mac Landfill is situated on property owned by an affiliate of the General Electric Company. The Company's Environmental Services Segment currently performs the post-closure maintenance required at the site as well. The thirty-year post-closure care period for the Mac Landfill was to expire on June 7, 2008. On June 3, 2008 the NJDEP notified Mac of its decision to temporarily extend the post-closure care period until such time the NJDEP performs a re-evaluation and re-assessment of conditions at the landfill. The NJDEP has requested certain environmental data concerning the landfill for such purpose. The NJDEP intends to then determine what further actions, if any, will be required of Mac. Because of the nature, scope and timing of NJDEP's decision and information request, the Company has requested an adjudicatory hearing to contest certain aspects of NJDEP's decision including the extension of the post-closure care period. Mac's accrual established for the estimated post-closure maintenance cost at this site was fully depleted during 2008. Mac will expense ongoing post-closure maintenance costs as incurred until Mac's obligations with respect to the site, if any, are determined. The costs of post-closure maintenance and monitoring of the facility are funded by the Company and cost approximately $30,000 and $24,000 for the years ended December 31, 2009 and 2008, respectively.

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

	The EPA may impose financial penalties on the Company if the Company or CLF should fail to adhere to the terms and conditions of the Federal Consent Decree. A $100,000 penalty may be imposed under certain circumstances if the CLF Contract is abandoned by the Company. If CLF is unwilling or unable to fulfill the CLF Contract, the Company must make its best effort to find a suitable replacement and obtain EPA approval of such replacement. Other violations may each be subject to a penalty of $500 per day. The Company and CLF may be substantially relieved from the development and implementation of the Plans if EPA determines the Plans cannot be completed in accordance with the terms of the Federal Consent Decree.

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

	Scientific Chemical Processing ("SCP") Superfund Site (EPA ID# NJD070565403). The site, also referred herein as the Carlstadt Site, includes the 5.9 acre property located at 216 Paterson Plank Road, in the Borough of Carlstadt, Bergen County New Jersey. Throughout the late 1960s and 1970s Inmar Associates, Inc. or its predecessor corporations held title to some or all of the SCP site. The Company had operated a solvents recovery facility at the site, and ceased operations there in 1970. The SCP site was listed on EPA's National Priorities List on September 1, 1983 and is currently vacant.

	The site's remediation is being addressed in three stages: immediate actions and two long-term remedial phases. To address the immediate threats posed by the contaminants, 55 tanks and one tank trailer were removed between 1985 and 1986. The first long-term remedial phase focuses on cleanup of the on-site, shallow ground water and soil, while the second focuses on cleanup of the deeper aquifer and off-site ground water contamination. On May 17, 1985, EPA issued notice letters to approximately 140 Potentially Responsible Parties ("PRPs") offering them the opportunity to undertake a Remedial Investigation/Feasibility Study ("RI/FS") at the SCP
site.   A group of 108 PRPs entered into an Administrative Order on Consent
(Index No. II-CERCLA-50114) for the performance of the RI/FS on September 30, 1985. On October 23, 1985, a group of 31 PRPs were issued a Unilateral Order (Index No. II-CERCLA-60102) which mandated that they fully participate in the efforts of, and cooperate with, those parties who entered the Administrative Order on Consent with EPA for performance of the RI/FS. On September 28, 1990, EPA issued a Unilateral Order (Index No. II-CERCLA-00116) to 43 respondents, including the Company, requiring them to perform the first operable unit ("OU1") remedy which included installation of a slurry wall, infiltration barrier, a shallow groundwater extraction system, off-site disposal of the collected groundwater, and operation and maintenance of the interim remedy. The construction of the interim remedy was completed in June 1992. On August 12, 2002, EPA issued a Record of Decision selecting the remedy for the second operable unit ("OU2") at the SCP site. OU2 involves the remediation of on-site soils, a sludge area of approximately 4,000 square feet, the capping of the entire area circumscribed by the existing slurry wall, and improvements to ground water collection system and infiltration barrier. During September and November 2002, EPA notified a group of 81 PRPs, including the Company, of their potential responsibility regarding the implementation of OU2 and the reimbursement of EPA for its alleged costs. During 2004 EPA entered into a Consent Decree with 69 of the PRPs, and issued an Unilateral Administrative Order to the non-participating PRPs, including the Company, to co-operate with those parties under-taking the OU2 remedy. The EPA estimated the present value of the selected remedy would be $7.5 million which includes capital cost of $4.7 million plus annual O&M costs of $180,000 per annum. Work toward the implementation of OU2 began April 2008 and EPA estimates it will be completed during 2010. The investigation to determine the full extent of off-site contamination, and a feasibility study to explore various cleanup options is currently being prepared, and the remedy selected in 2011. See Part I, Item 3. - Legal Proceedings for further discussion of matters regarding the Carlstadt site.

Berry's Creek Study Area (EPA ID# NJD980529879).  The Company was one of
158 recipients of a Notice of Potential Liability and Request to Perform Remedial Investigation/Feasibility Study (the "Notice"), dated March 9, 2006, and issued by EPA regarding the contamination of the Berry's Creek Study Area (the "Creek Area") located in Bergen County, N.J, which is considered a phase of the Ventron/Velsicol Superfund Site remediation. A tributary adjacent to the SCP Site in Carlstadt, N.J. flows into Berry's Creek. The Creek Area includes the approximately seven mile long water body known as Berry's Creek, a canal, all tributaries to Berry's Creek and related wetlands. Tidal areas of the river into which Berry's Creek empties are also subject to the Notice. Each recipient of the Notice is a potentially responsible party under CERLA, and may be held liable for the cleanup of the Creek Area and costs EPA has incurred with regard to the Creek Area. The investigation and feasibility study regarding the scope of the contamination of the Creek Area is being conducted by a group of 100 potentially responsible parties. EPA publications report field work began in May 2009, and that it will take approximately five years from the commencement of field work to develop potential cleanup solutions. Since no discovery has taken place concerning allegations against the Company, it is not possible to estimate the Company's ultimate liability with respect to the Creek Area.

Chemsol Superfund Site (EPA ID# NJD980528889). Approximately 100 PRPs have been conducting remediation of this approximately 40 acre site, also referred herein as the Tang Site, located in Piscataway, New Jersey and owned by Tang Realty, Inc. ("Tang"), a company owned and controlled by Marvin H. Mahan (a former director and officer, and former principal shareholder of the Company). This site was listed on EPA's National Priorities List on September 1, 1983. As of October 1990, the Company had paid approximately $4,300,000 to Tang in reimbursement for damages and actual remediation costs incurred. During November, 2001 the United States Department of Justice on behalf of EPA, filed suit against Transtech Industries, Inc. (the "Company"), entitled United States of America v. Transtech Industries, Inc., in the United States District Court, District of new Jersey (Case No. 01-5398 (WGB)), seeking reimbursement for $2,900,000 of response costs allegedly associated with the site. During April 2004 the District Court approved a consent decree resolving the claims against the Company in exchange for a $100,000 payment toward the response costs.

Part I, Item 1A.  Risk Factors.
	Not applicable.

Part I, Item 1B.  Unresolved Staff Comments.
	Not applicable.

Part I, Item 2.  Properties.

	1. A subsidiary of the Company, Filcrest Realty, Inc., owns parcels of land totaling approximately 53 acres in Edison Township, Middlesex County, New Jersey, which are currently un-improved vacant land. This property is located in the vicinity of the Kin-Buc, Inc. property (see Paragraph 5 below and Part I, Item 1. Prior Operations, Kin-Buc). Approximately 74 acres of Filcrest's property was conveyed to a third party as of December 30, 2004 in conjunction with the settlement of claims brought by EPA. Approximately 17 acres of Filcrest's remaining property has been dedicated to the remediation of areas neighboring the Kin-Buc, Inc. property. Approximately 37 acres of Filcrest's remaining property are leased to an unrelated party pursuant to a 99 year lease executed in 1981. Such lessee operated a landfill on this property through 1987. Edison Township obtained an easement on and over approximately 0.48 acres of this property, which is discussed below.

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

Part I, Item 3.  Legal Proceedings.

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

	During September 2007, the two subsidiaries of Transtech that owned the property commenced litigation entitled Kinsley's Landfill, Inc., and Birchcrest, Inc. v. Planning Board of the Township of Deptford (No. L-001536-07) in the Superior Court of New Jersey, Law Division, Gloucester County. During December 2007, the complaint was amended to include The
Township of Deptford, Benderson Properties, Inc. and certain of its affiliates as defendants. The suit seeks, among other remedies, to reverse and set aside the Township's Planning Board approval of the 2007 study prepared by the Township's planner. Proceedings have been stayed pending the outcome of mediation begun during March 2009. Settlement discussions are continuing.

Edison Township Property

      The Company's wholly owned subsidiary, Filcrest Realty, Inc. owns approximately 53 acres of undeveloped property in Edison Township, N.J. Edison Township requested that Filcrest Realty, Inc. grant it an easement on approximately 0.48 acres of this property to install a shoreline walkway on certain lots situated along the Raritan River. This property was included in the area remediated pursuant to Administrative Orders issued by the EPA in September 1990 and November 1992 (see the section of Part I, Item 1. Prior Operations, Landfill, Kin-Buc). The Company denied the Township's request believing the structure and location proposed by the Township will adversely impact the value of that entire tract which totals approximately 15 acres. The Township's appraiser set the value of the easement at $15,000 which the Company regards as too low. The Company has offered to sell the 15 acres to the Township for a higher price which the Township declined. During April 2008 the Township of Edison brought suit against the Company in the Superior Court of New Jersey entitled Township of Edison v. Filcrest Realty, Inc. (No. MID-L-02173-08) to commence condemnation proceeding on the
0.48 acres for which the easement is sought. On June 23, 2008 the Superior Court ruled in favor of the Township, authorizing it to acquire, by eminent domain, an easement over the shore-line property. On August 5, 2008, the Company filed an appeal of the Superior Court's decision with the Appellate Division entitled Township of Edison v. Filcrest Realty, Inc. (No, A-005891-
07T2). The Company also filed a motion with the Superior Court to stay further action by the Township pending outcome of the appeal on August 8, 2008, which was denied by the Court during September 2008. On July 28, 2009 the Appellate Division affirmed the Superior Court's June 2008 decision.

      In March 2009, a panel of Commissioners heard testimony related to the value of the land affected by the easement, and increased the valuation to approximately $46,000. On April 20, 2009, the Company filed an appeal of the Commissioner's valuation with the Superior Court and requested a jury trial to determine this issue. Proceedings have been stayed pending the outcome of continuing settlement discussions.

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

	On various occasions during the period of 2003 through 2007, the Company requested a complete and detailed accounting of the actual total expenditures for the remediation work completed at the SCP Site from the SCP Cooperating PRP Group. The SCP Cooperating PRP Group denied the request but alleged that, in the aggregate, $15 million has been expended in regard to the site. The Company, as stated above, together with the property owner, Inmar Associates, Inc., had contributed $145,000 cash and $4.1 million of proceeds from the settlement with primary insurance carriers in 1995, an additional $12.0 million from the Company's October 2001 settlement with its excess insurance carriers and an additional $250,000 in 2005 from the claims being pursued against the insolvent excess carriers, to a Qualified Settlement Fund established to fund costs incurred for the remediation of the Carlstadt SCP Site which is administered by the SCP Cooperating PRP Group. Such contributions total $16,450,000, plus interest earned, which the Company believes should more than satisfy the share of remediation costs which may be found attributable to the Company for the SCP Site and any contamination or damage caused offsite.

	On October 2, 2007, the Company filed a motion under the previously reported action in the Superior Court of New Jersey, Middlesex County, entitled Transtech Industries, Inc. et. al v. Certain Underwriters at Lloyds et al, (Docket No. MSX-L-10827-95), seeking an Order compelling the SCP Cooperating PRP Group to account for how and how much it has spent of the $16,450,000 paid by the Company. The October 2007 motion was denied by the Superior Court in January 2008. In January 2008 the Company filed an appeal of the Superior Court's decision with the Superior Court of New Jersey Appellate Division entitled Transtech Industries, Inc. v. Certain Underwriters at Lloyds London and SCP Carlstadt PRP Group, (Docket No. A-002604-07T2). During July 2009, the Appellate Division affirmed the decision of the Supreme Court. The Company, on advice from counsel, decided not to challenge the Appellate Division's ruling.

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

	Some of the Defendant Insurers are insolvent. The estates of some of these insolvent insurers have sufficient assets to make a partial contribution toward claims filed by the Company. Pursuant to their respective liquidation plans, the estates of insolvent insurers make payments toward agreed claims based upon the amount of their recovered assets and expenditures funded from such assets. The estates may elect, based upon their financial situation, to make additional distributions toward agreed claims, however there are no assurances that distributions will be paid. As previously disclosed, during the years ended December 31, 2005, 2006 and 2007 the Company received payments totaling $4,514,000, $600,000 and $87,000, respectively, with respect to settled claims against the estates of insolvent insurers.

	During the year ended December 31, 2008 the Company received supplemental distributions totaling $58,000 from the estates of two insolvent insurers. During the year ended December 31, 2009 the Company received supplemental distributions totaling $112,000 from the estates of five insolvent carriers.

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

Part I, Item 4.  [Removed and Reserved]

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

      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria in Internal Control
- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2009. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

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

    None.


PART III

Part III, Item 10.  Directors, Executive Officers and
                    Corporate Governance.


Directors and Executive Officers of the Company

	Robert V. Silva (66) - President and Chief Executive Officer and a director of the Company from April 1991 and Chairman of the Board of Directors from November 1991. Mr. Silva served as a consultant to the Company from December 1990 until his appointment in April 1991 as an officer of the Company. Mr. Silva was employed from September 1987 to December 1990 as Executive Vice President of Kenmare Capital Corp. ("Kenmare"), an investment firm, and provided financial and management consulting services to companies acquired by Kenmare's affiliates. In connection with such financial and management services, Mr. Silva served as Vice President and a Director of Old American Holdings, Inc. and, its subsidiary from 1988 to 1990, and Vice President and a Director of Compact Video Group, Inc. and its subsidiaries from 1988 to 1991 and of Manhattan Transfer/Edit, Inc. from 1989 to 1991. Mr. Silva also served as a Director of General Textiles from 1989 to 1991. From June 1985 to September 1987, Mr. Silva served as Vice President of, and provided management consulting services to, The Thompson Company, a private investment firm controlled by the Thompson family of Dallas, Texas. Mr. Silva served as Chairman and Chief Executive Officer of Hunt Valve Company, Inc., a former subsidiary of the Company, from March 1, 1996 to his resignation effective January 1, 1997, and as a Director of Hunt from March 1996 to August 1998. Mr. Silva also served as Vice President and a Director of ValveCo Inc., the entity which acquired Hunt, from October 10, 1995 to his resignation effective January 1, 1997, and was a stockholder in ValveCo Inc. from March 1, 1996 through August 1998. From September 1996 to February 14, 1997, Mr. Silva served as a Director of Hunt's subsidiary, Hunt SECO Engineering, Ltd. and its subsidiaries. Mr. Silva is also the principal of Robert V. Silva and Company, LLC., a private investment firm. Mr. Silva served as Chairman and Chief Executive Officer of Fab-Tech Industries of Brevard, Inc. from September 1998 through November 1, 2000 and March 31, 2000, respectively. He continued to serve as a Director of Fab-Tech until his resignation in September 2002. Mr. Silva also served as a Director of Indesco International, Inc. from October 2000 through February 2002. Mr. Silva has extensive commercial banking and corporate executive experience, including serving as chairman and senior executive of a number of businesses. He also has extensive business contract and legal experience. Mr. Silva's former wife is the sister-in-law of Gary Mahan, the son of Marvin H. Mahan and Ingrid T. Mahan.

	In 2002, Mr. Silva was subjected to a summary proceeding under New Jersey's Domestic Violence Act. Mr. Silva denied all of the allegations of the domestic violence complaint. The civil trial court conducted a summary proceeding and concluded at the end of it that Mr. Silva had committed an act of domestic violence. Mr. Silva filed an appeal of that finding. The Appellate Court reversed the Trial Court's determination finding that the trial judge had conducted those proceedings in such a manner as to constitute a manifest miscarriage of justice. The case was remanded for a second trial. At the end of the second trial, the trial judge concluded that Mr. Silva had committed an act of domestic violence relying in large part on a timeline that the trial court had developed on its own. Mr. Silva's attorneys filed a motion to the trial court to reconsider its decision based on extrinsic evidence including cellular telephone/tower information which fixed Mr. Silva's geographic location in such a way that convinced this civil trial court that Mr. Silva could not have committed the act of domestic violence. Specifically, in December 2005 the civil trial court concluded that Mr. Silva had perfected his defense of impossibility and then made an express finding that he had not committed an act of domestic violence. The purported victim filed an appeal of this second domestic violence decision. That appeal was argued before the appellate division and denied in May 2006. The initial decision of the civil court back in 2002 resulted in the issuance of three criminal indictments including assault all based on allegations which were identical to those tried in the civil court. After the final civil court and appellate court rulings Mr. Silva was again indicted in October 2008 on the same basis as in 2002. Mr. Silva obtained separate criminal defense counsel for these charges and has pleaded not guilty. Mr. Silva has been so far precluded from using his civil court exoneration in the criminal case and is aggressively defending and moving to dismiss all of these allegations in the criminal court. The Company has reviewed all of these allegations and the court proceedings and concludes that the decision of the second domestic violence court that Mr. Silva did not commit an act of domestic violence is correct. The pending allegations do not affect the Company's assessment of Mr. Silva's integrity or his ability to perform fully his functions as Chief Executive Officer. The Company fully supports Mr. Silva and expects him to be completely exonerated.

	Andrew J. Mayer, Jr. (54) - Vice President-Finance and Chief Financial Officer of the Company from November 1991 and a director of the Company from December 1991 and, from April 1992, Secretary of the Company. From 1988 to November 1991, Mr. Mayer served as Vice President, Secretary and Treasurer of Kenmare. In connection with management and financial services provided by Kenmare, Mr. Mayer served in a variety of capacities for the following companies: Old American Holdings, Inc. and its subsidiary from 1988 to 1991; The Shannon Group, Inc. and its subsidiaries from 1988 to 1990;
Detroit Tool Group, Inc. and its subsidiaries from 1989 to 1990; Compact
Video Group, Inc. from 1988 to 1991; Manhattan Transfer/Edit, Inc. from 1989 to 1991; and General Textiles from 1989 to 1990. Mr. Mayer served as Executive Vice President of Hunt Valve Company, Inc., a former subsidiary of the Company from March 1, 1996, the date the Company sold Hunt, to his resignation effective January 1, 1997. Mr. Mayer served as Vice President - Chief Financial Officer of ValveCo Inc. from April 3, 1996 through his resignation effective January 1, 1997, and was a stockholder in ValveCo Inc. from March 1, 1996 through August, 1998. From September 1996 to February
14, 1997, Mr. Mayer served as a Director of Hunt's subsidiary, Hunt SECO Engineering, Ltd. and its subsidiaries. Mr. Mayer also served as a Director, Chief Financial Officer and Secretary of Fab-Tech Industries of Brevard, Inc. from September 1998 through November 1, 2000. He continued to serve as a Vice President of Fab-Tech until his resignation in September, 2002. These senior positions have provided Mr. Mayer with broad experience with the operational, financial and administrative management of diverse businesses, and the acquisitions and divesture of businesses.

	Arthur C. Holdsworth, III (61) - Mr. Holdsworth served as a director of the Company from 1988 to his resignation on October 28, 2009. Since June
1999, Mr. Holdsworth has been General Sales Manager at the Tilcon NJ
Division of Tilcon NY, Inc.  From August 1991 through June 1999 Mr.
Holdsworth was Vice President of Sales at Millington Quarry, Inc. Mr. Holdsworth is an experienced senior sales and marketing executive in the construction supply industry. Prior to that and from 1977, Mr. Holdsworth was General Manager of Dallenbach Sand Co., Inc. Members of the Mahan family own Millington Quarry, Inc. and previously owned Dallenbach Sand Co, Inc. Mr. Holdsworth is the brother-in-law of Roger T. Mahan, a controlling shareholder of the Company.

Compliance with Section 16(a) of Securities
Exchange Act of 1934

	Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the Company's fiscal year ending December 31, 2009 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

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

Part III, Item 11.  Executive Compensation.

A.  Summary Compensation Table

	The following table summarizes the compensation awarded to, paid to or earned by the principal executive officer of the Company who is the President and Chief Executive Officer of the Company (the "Chief Executive Officer") and the Vice President-Finance, Chief Financial Officer and Secretary (the "Named Executive Officer") in the years ending December 31, 2009 and 2008 ("Fiscal 2009" and "Fiscal 2008", respectively) for services rendered by them to the Company in all capacities during such year. The
Chief Executive Officer and the Named Executive Officer were the only executive officers of the Company whose total annual compensation exceeded $100,000 and were either (a) serving as executive officers of the Company at December 31, 2009 or 2008 or (b) during Fiscal 2009 or Fiscal 2008.

SUMMARY COMPENSATION TABLE

                                                                         Non-
                                                               Nonequity qualified
                                                               incentive deferred   All
                                                               Plan      compen-    Other
Name and Principal   Fiscal                    Stock   Option  compen-   sation     Compen-
Position             Year    Salary    Bonus   Awards  Awards  sation    earnings   sation   Total
                                $         $       $       $        $         $         $        $
 (a)                  (b)      (c)       (d)     (e)     (f)      (g)       (h)       (i)      (j)
Robert V. Silva      2009    $278,000  $30,346    0      0        0         0       $10,959  $319,305
President and Chief  2008    $268,000  $35,000    0      0        0         0       $19,634  $322,634
Executive Officer

Andrew J. Mayer, Jr. 2009    $232,000  $29,462    0      0        0         0       $14,694  $276,156
Vice President-      2008    $223,000  $34,288    0      0        0         0       $14,937  $272,225
Finance, Chief
Financial Officer
and Secretary

The above table sets forth in the referenced column:

	(a) the name and principal position of the named executive officer; (b) the fiscal year covered; (c) the dollar value of base salary (cash and non-cash) earned by the named executive officer during the fiscal year covered;
(d) the dollar value of bonus (cash and non-cash) earned by the named executive officer during the fiscal year covered; (e) for awards of stock, the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R; (f) for awards of options, with or without tandem SARs, the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R; (g) the dollar value of all earnings for services performed during the fiscal year pursuant to awards under non-equity incentive plans as defined in paragraph (a)(5)(iii) of Item 402 of Regulation S-K, and all earning on any outstanding awards; (h) above-market or preferential earnings on compensation that is deferred on a basis that is not tax-qualified, including such earnings on nonqualified defined contribution plans; (i) all other compensation for the covered fiscal year that the registrant could not properly report in any other column of the Summary Compensation Table; and (j) the dollar value of total compensation for the covered fiscal year.


	With respect to the amounts reported in Column (i): In the case of the Chief Executive Officer, the amount shown in each Fiscal Year includes payment of supplemental life insurance premiums, and Automobile Fringe
Benefit (i.e., payment of rental, gas and maintenance with respect to the personal use of an automobile provided by the Company); the amount shown for Fiscal 2008 also includes payment of golf club membership fees. In the case of the Named Executive Officer, the amount shown in each Fiscal Year includes the Company's matching contributions to its 401(k) Plan, payment of supplemental life insurance premium and Automobile Fringe Benefit. In each case, in each Fiscal Year, the Company's 401(k) Plan provided for a match equal to 50% of a participant's contribution to the plan in that year, subject to a maximum of (x) 2% of compensation in that year or (y) applicable Internal Revenue Service limits.

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

	The following table sets forth unexercised options; stock that has not vested; and equity incentive plan awards for Chief Executive Officer and Named Executive Officer outstanding as of the end of Fiscal 2009:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (2009)

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


OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (2009)
(continued)

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

	The Company and its subsidiaries have a 401(k) Retirement Savings and Profit Sharing Plan which covers substantially all full-time employees. Employees may contribute up to amounts allowable under the Internal Revenue Code. The Company matches employees' contributions in amounts or percentages determined by the Company's board of directors. The Company may also make profit sharing contributions to the plan in amounts determined annually by the Company. The Company's matching contribution was 50% of an employee's contribution that is no greater than 2% of their eligible compensation during 2009 and 2008. The plan provides that the Company's matching and profit sharing contributions be made in cash.

C.  Compensation of Directors

	The following table sets forth the compensation of the Company's directors for Fiscal 2009:


DIRECTOR COMPENSATION 2009


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
                                                                   ($)
 (a)                  (b)       (c)        (d)        (e)          (f)         (g)        (h)
Arthur C.
Holdsworth, III      $9,525      0          0          0           0            0          $9,525


	Both the Chief Executive Officer and the Named Executive Officer receive no compensation for their services as directors. Directors of the Company who are not also employees are paid annual directors' fees of $2,650 per calendar quarter, plus $750 for attending each meeting of the board. In
Fiscal 2008, Arthur C. Holdsworth, III earned fees of $10,600.  Mr.
Holdsworth served as a director of the Company from 1988 to his resignation on October 28, 2009.

Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

	As of the close of business on March [ ], 2010, the Company has issued and outstanding 2,979,190 shares of Common Stock, which figure excludes 1,885,750 shares owned by the Company which are not outstanding and are not eligible to vote.

	(A) Set forth below is a table showing, as of March [ ], 2010, the number of shares of Common Stock beneficially owned by each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of such Common Stock.

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

	(e) From data provided by the Company's Transfer Agent.

	(B)Set forth below is a table showing as of March 25, 2010, the number of shares of Common Stock owned beneficially by each director of the Company, each executive officer of the Company, and the directors and executive officers as a group.

	Unless otherwise specified, the persons named in the table below and footnotes thereto have the sole right to vote and dispose of their respective shares, and all such shares are currently owned by all such persons and not deemed owned by way of the right to acquire shares within sixty days from options, warrants, rights, conversion privileges or similar obligations.


      Name and Address of           Amount and Nature of    Percent of
      Beneficial Owner              Beneficial Ownership    Class (d)


      Robert V. Silva                73,150 (a)                2.4%
      200 Centennial Avenue
      Piscataway, NJ 08854

      Andrew J. Mayer, Jr.           40,900 (b)                1.5%
      200 Centennial Avenue
      Piscataway, NJ 08854

      All executive officers        114,050 (c)                3.9%
      and directors as a group
      (2 in group)


	(a) Includes 50,000 shares granted pursuant to the Company's 2001 Employee Stock Plan.

	(b) Includes 40,000 shares granted pursuant to the Company's 2001 Employee Stock Plan.

	(c) Includes 110,000 shares granted to the executive officers and director pursuant to the Company's 2001 Employee Stock Plan.

	(d) From data provided by the Company's Transfer Agent.

	No shares set forth in this table are pledged as security.

	(C) There are no arrangements of which the Company is aware which may result in a change of control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

	The following table sets forth as of December 31, 2009 the number of shares of the Company's common stock, the Company's only class of equity securities, issuable upon exercise of outstanding options, warrants and other rights, the weighted average exercise price of such options, warrants and other rights and the number of shares of common stock available for future issuance pursuant to all "equity compensation plans" relating to our common stock. Equity compensation plans include those approved by our shareholders, as well as those not approved by our shareholders, including individual compensation arrangements with one or more of our officers or directors.

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

Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.

	As of December 31, 2009 the Company's accounts include a receivable, created prior to July 2002, of $16,000 for unreimbursed sundry expenses paid or incurred on behalf of the President and Chairman of the Board, and his affiliates.

	The Company has provided Marvin H. Mahan, a former officer and director, and former principal shareholder of the Company, and the father of three of the Company's principal shareholders, dental insurance and fuel and service for an automobile since his retirement from the Company. Such expenses total approximately $2,000 for each of the years ended December 31, 2009 and 2008.

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

Corporate Governance

	The Company had a three-person board of directors through October 28, 2009, when the members were reduced to two with the resignation of Arthur
C. Holdsworth, III.

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

	Mr. Holdsworth is the brother-in-law of Mr. Roger Mahan, a controlling shareholder of the Company. However, the board of directors determined that this relationship did not interfere with Mr. Holdsworth's exercise of independent judgment in carrying out his responsibilities as a director.

Part III, Item 14.  Principal Accountant Fees and Services.

	The following is a summary of the fees billed to the Company by WithumSmith+Brown, PC, the Company's independent Registered Public Accounting Firm, during the fiscal year ended December 31, 2009 and 2008:

     Fee Category              2009           2008

     Audit Fees              $69,000        $70,960
     Audit-Related Fees           -              -
     Tax Fees                     -              -
     All Other Fees               -              -
     Total Fees              $69,000        $70,960

	Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company's independent certified accountants in connection with statutory and regulatory filings or engagements.

	Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in Fiscal 2009 and 2008.

	Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

	All Other Fees. Consists of fees for products and services other than the services reported above.

Policy On Audit Committee Pre-Approval Of Audit And Permissible Non-Audit Services Of Independent Auditors.

	The Company has no audit committee. The Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent certified accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval would generally be provided for up to one year and any pre-approval would be detailed as to the particular service or category of services, and would be subject to a specific budget. The independent certified accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent certified accountants in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis. The Board of Directors pre-approved all audit services rendered by the independent certified accountants in 2009 and 2008.

Part IV, Item 15.  Exhibits and Financial Statement Schedules.

Exhibits

	The exhibits to this report are listed in the Exhibit Index on pages
46-49.


Signatures


	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2010       TRANSTECH INDUSTRIES, INC.
                            (Registrant)


			     By: /s/ Robert V. Silva
				     Robert V. Silva, President and
				     Chief Executive Officer and Director
				     (Principal Executive Officer)

	Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


March 31, 2010			/s/ Robert V. Silva
				    Robert V. Silva, President and
				    Chief Executive Officer and Director
				    (Principal Executive Officer)


March 31, 2010 			/s/ Andrew J. Mayer, Jr.
				    Andrew J. Mayer, Jr.
				    Vice President-Finance, Chief
				    Financial Officer, Secretary and
				    Director (Principal Financial and
				    Accounting Officer)


	TRANSTECH INDUSTRIES, INC.
	EXHIBIT INDEX

	                                                          Sequential
Exhibit No.	                                                  Page No.

 3		Articles of Incorporation and By-Laws:

 3 (a)	Articles of incorporation: Incorporated by reference to
Exhibit 3 (a) to the Company's Annual Report on Form
10-K for fiscal year ended December 31, 1989.

 3 (b)	By-laws: Incorporated by reference to Exhibit 3 (b) to
the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1989.

 3 (c)	Amended and restated by-laws:  See "B" below.

 3 (d)	First Amendment to the Amended and Restated By-
          Laws.	                                                        50

10		Material contracts:

10 (au)	Settlement Agreement approved in September 1995 among
Transtech Industries, Inc., Inmar Associates, Inc.,
Marvin H. Mahan and certain members of the 216 Paterson
Plank Road Cooperating PRP Group:  See "A" below.

10 (az)	Settlement Agreement for Matters Relating to the Kin-Buc
Landfill dated December 23, 1997 among Transtech
Industries, Inc. and certain of its subsidiaries, Waste
Management, Inc. and certain of its affiliates
including SCA Services, Inc., Inmar Associates, Inc.,
Dock 	Watch Quarry, Inc., Marvin H. Mahan, Robert J.
Meagher, and Anthony Gaess:  See "E" below.

10 (ba)	Stipulation of Settlement and Release dated December 23,
1997 among Transtech Industries, Inc. and certain of its shareholders and former officers, Inmar Associates, Inc., Tang Realty, Inc., Waste Management, Inc. and certain of its affiliates including SCA Services, Inc.:
See "E" below.

10(bc)*	Transtech Industries, Inc. 2001 Employee Stock Plan:
See "G" below.
	                                                           Sequential
Exhibit No.	                                                    Page No.

10(bd)	Agreement of Purchase and Sale dated May 17, 2001 among
Transtech Industries, Inc. (and its subsidiaries
Birchcrest, Inc. and Kinsley's Landfill, Inc.) and BWF
Development, LLC.: See "H" below.

10(be)	Confidential Settlement Agreement and  Release, dated
October 8, 2001, among certain members of the 216
Paterson Plank Road Cooperating PRP Group, Transtech
Industries, Inc., certain Underwriters at Lloyd's,
London, and certain London Market Insurance Companies:
See "I" below.

10(bf)*	Incentive Stock Option Plan of Transtech Industries, Inc.
dated November 8, 1985:  See "J" below.

10(bh)	Letter dated July 21, 2004 from the Internal Revenue
Service regarding its acceptance of the Company's Offer in Compromise: See "L" below.

10(bi)	Consent Decree regarding the Kin-Buc Landfill, executed
by Transtech Industries, Inc. on December 30, 2004, among the US Environmental Protection Agency, US
Department of Justice, Chemical Waste Management, Inc.,
SCA Services of Passaic, Inc., Wastequid, Inc., SC
Holdings, Inc., Waste Management Holdings, Inc., Waste
Management, Inc., Transtech Industries, Inc, Filcrest
Realty, Inc., Kin-Buc, Inc., Inmar Associates, Inc. and
Anthony Gaess:  See "M" below.

10(bj)	Consent Decree regarding the Kin-Buc Landfill, executed
by Transtech Industries, Inc. on December 30, 2004, among the New Jersey Department of Environmental
Protection, the New Jersey Spill Compensation Fund,
Chemical Waste Management, Inc., Transtech Industries,
Inc., Filcrest Realty, Inc., Kin-Buc, Inc., Anthony
Gaess, Inmar Associates, Inc., SC Holdings, Inc., Waste
Management, Inc., and Waste Management Holdings, Inc.:
See "M" below.

	                                                          Sequential
Exhibit No.	                                                  Page No.


10(bk)	Second Amendment to the Agreement of Purchase and Sale
dated April 20, 2006 among Transtech Industries, Inc.
(and its subsidiaries Birchcrest, Inc. and Kinsley's
Landfill, Inc.) and BWF Development, LLC: See "N" below.

10(bl)*	Summary of Employee Arrangements for Executive Officers
                                                                         51

13		Annual Report to Stockholders	                   52 - 116

14		Code of Ethics	                                  117 - 121

21		Subsidiaries of the Registrant	                        122

31(a)	Certification Pursuant to Rules 13a-14(a) and	          123 - 124
	15d-14(a) of the Securities Exchange Act of 1934 and
        Section 302 of the Sarbanes-Oxley Act of 2002 by Chief
        Executive Officer

31(b)	Certification Pursuant to Rules 13a-14(a) and	          125 - 126
	15d-14(a) of the Securities Exchange Act of 1934 and
        Section 302 of the Sarbanes-Oxley Act of 2002 by Chief
        Financial Officer

32(a)	Certification Pursuant to 18 U.S.C. Section	                127
	1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 by Chief Executive Officer

32(b)	Certification Pursuant to 18 U.S.C. Section	                128
	1350,as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 by Chief Financial Officer



	"A"	Incorporated herein by reference to the Company's
Quarterly Report on Form 10-QSB for the quarter ended
September 30, 1995.

	"B"	Incorporated herein by reference to the Company's
Current Report on Form 8-K dated October 24, 1995.

	"C"	Incorporated herein by reference to the Company's
Current Report on Form 8-K dated March 1, 1996.

	"D"	Incorporated herein by reference to the Company's
Annual Report on Form 10-KSB for the fiscal year ended
December 31, 1995.

	"E"	Incorporated herein by reference to the Company's
Annual Report on Form 10-KSB for the fiscal year ended
December 31, 1997.

	"F"	Incorporated herein by reference to the Company's
Annual Report on Form 10-KSB for the fiscal year ended
December 31, 1998.

	"G"	Incorporated herein by reference to the Company's
Annual Report on Form 10-KSB for the fiscal year ended
December 31, 2000.

	"H"	Incorporated herein by reference to the Company's
Current Report on Form 8-K dated May 17, 2001.

	"I"	Incorporated herein by reference to the Company's
Quarterly Report on Form 10-QSB for the quarter ended
September 30, 2001.

	"J"	Incorporated herein by reference to the Company's
Form S-8 dated April 3, 1987.

	"K"	Incorporated herein by reference to the Company's
Current Report on Form 8-K dated April 22, 2004.

	"L"	Incorporated herein by reference to the Company's
Current Report on Form 8-K dated July 23, 2004.

	"M"	Incorporated herein by reference to the Company's
Annual Report on Form 10-KSB for the fiscal year ended
December 31, 2004.

	"N"	Incorporated by reference to the Company's quarterly
report on Form 10-QSB filed for the quarter ended March
31, 2006).

	"*"	This document is a management contract or
compensatory plan or arrangement.